Form 10-Q
period 2007-03-31
WARNACO GROUP INC /DE/
filed 2007-05-08
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 27, 2007 is as follows: 46,298,645.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	March 31, 2007	December 30, 2006	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$105,250	$166,990	$63,153
Accounts receivable, less reserves of $81,378, $87,064 and $63,601 as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively	362,417	294,993	362,371
Inventories	380,918	407,617	356,707
Assets of discontinued operations	11,041	5,657	—
Prepaid expenses and other current assets (including deferred income taxes of $8,801, $8,413, and $9,105 as of March 31, 2007, December 30, 2006, and April 1, 2006, respectively)	61,944	72,943	73,450
Total current assets	921,570	948,200	855,681
Property, plant and equipment, net	119,377	122,628	130,337
Other assets:
Licenses, trademarks and other intangible assets, net	473,424	472,386	476,860
Goodwill	100,368	101,151	101,593
Other assets (including deferred income taxes of $16,669, $17,558, and $4,000 as of March 31, 2007, December 30, 2006, and April 1, 2006, respectively)	30,231	36,610	21,289
Total assets	$1,644,970	$1,680,975	$1,585,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$73,595	$108,739	$43,129
Accounts payable	158,587	199,310	194,904
Accrued liabilities	132,304	137,573	112,198
Liabilities of discontinued operations	5,456	7,527	—
Accrued income taxes payable (including deferred income taxes of $980, $980 and $1,487 as of March 31, 2007, December 30, 2006, and April 1, 2006, respectively)	19,313	41,174	43,430
Total current liabilities	389,255	494,323	393,661
Long-term debt	331,919	332,458	388,200
Other long-term liabilities (including deferred income taxes of $127,272, $124,883, and $99,574 as of March 31, 2007, December 30, 2006, and April 1, 2006, respectively)	193,138	171,280	155,173
Commitments and contingencies (See Notes 1, 3, 4, 6, 7, 9, 11, 15, 16 and 17)
Stockholders’ equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 47,652,134, 46,985,925 and 46,346,687 issued as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively	477	470	463
Additional paid-in capital	567,033	555,734	538,015
Accumulated other comprehensive income	32,720	31,453	6,718
Retained earnings	179,631	142,596	105,728
Treasury stock, at cost 2,232,955, 2,161,225 and 90,316 shares as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively	(49,203)	(47,339)	(2,198)
Total stockholders’ equity	730,658	682,914	648,726
Total liabilities and stockholders’ equity	$1,644,970	$1,680,975	$1,585,760

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net revenues	$547,197	$453,182
Cost of goods sold	322,586	280,899
Gross profit	224,611	172,283
Selling, general and administrative expenses	158,032	132,190
Amortization of intangible assets	3,434	3,218
Pension income	(86)	(28)
Operating income	63,231	36,903
Other loss (income)	(603)	1,850
Interest expense	9,355	8,381
Interest income	(297)	(437)
Income from continuing operations before provision for income taxes	54,776	27,109
Provision for income taxes	16,688	8,917
Income from continuing operations	38,088	18,192
Loss from discontinued operations, net of taxes	(113)	(4,310)
Net income	$37,975	$13,882
Basic income per common share:
Income from continuing operations	$0.85	$0.39
Loss from discontinued operations	(0.01)	(0.09)
Net income	$0.84	$0.30
Diluted income per common share:
Income from continuing operations	$0.82	$0.39
Loss from discontinued operations	—	(0.09)
Net income	$0.82	$0.30
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	44,977,257	46,147,169
Diluted	46,270,365	46,734,984

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$37,975	$13,882
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange gain	(3,799)	(394)
Loss from discontinued operations	113	4,310
Depreciation and amortization	12,524	11,150
Stock compensation	4,010	3,204
Provision for trade and other bad debts	2,033	984
Inventory writedown	12,849	10,098
Other	665	746
Change in operating assets and liabilities:
Accounts receivable	(67,852)	(83,887)
Inventories	16,038	11,485
Prepaid expenses and other assets	4,034	(1,681)
Accounts payable, accrued expenses and other liabilities	(38,986)	5,922
Accrued income taxes	4,515	4,259
Net cash used in operating activities from continuing operations	(15,881)	(19,922)
Net cash used in operating activities from discontinued operations	(7,607)	(201)
Net cash used in operating activities	(23,488)	(20,123)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	1,531	1,156
Purchase of property, plant & equipment	(7,859)	(8,350)
Business acquisitions, net of cash acquired	(1,337)	(203,364)
Other	(202)	9
Net cash used in investing activities from continuing operations	(7,867)	(210,549)
Net cash used in investing activities from discontinued operations	—	(283)
Net cash used in investing activities	(7,867)	(210,832)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000
Repayment of Term B Note	(40,450)	—
Payment of debt assumed with business acquisition	—	(44,518)
Borrowings under revolving credit facility	25,000	—
Payment of deferred financing costs	—	(2,628)
Decrease in short-term CKJEA notes payable	(20,631)	(3,493)
Proceeds from the exercise of employee stock options	7,296	1,093
Purchase of treasury stock	(1,864)	(1,145)
Other	(47)	—
Net cash provided by (used in) financing activities	(30,696)	129,309
Effect of exchange rate changes on cash and cash equivalents	311	598
Decrease in cash and cash equivalents	(61,740)	(101,048)
Cash and cash equivalents at beginning of period	166,990	164,201
Cash and cash equivalents at end of period	$105,250	$63,153

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Basis of Presentation

Organization:    The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003.

Basis of Consolidation and Presentation:    The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the annual period ended December 30, 2006 (‘‘Fiscal 2006’’).

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

Periods Covered:    The period from December 31, 2006 to March 31, 2007 (the ‘‘Three Months Ended March 31, 2007’’) and the period from January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’) each contained thirteen weeks of operations.

Reclassifications:    For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation.

Stock-Based Compensation:    The fair values of stock options granted during the Three Months Ended March 31, 2007 and Three Months Ended April 1, 2006, respectively, were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
Weighted average risk free rate of return	4.43%	4.60%
Dividend yield(a)	—	—
Expected volatility of the market price of the Company’s common stock	31.3%	27.0%
Expected option life	6 years	6 years

(a)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of stock-based compensation expense is as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Stock-based compensation expense before income taxes:
Stock options	$1,895	$1,893
Restricted stock grants	2,115	1,466
Total(a)	4,010	3,359
Income tax benefit:
Stock options	671	683
Restricted stock grants	749	529
Total	1,420	1,212
Stock-based compensation expense after income taxes:
Stock options	1,224	1,210
Restricted stock grants	1,366	937
Total	$2,590	$2,147

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Included in income from continuing operations	$4,010	$3,204
Included in loss from discontinued operations	—	155
	$4,010	$3,359

Financial Instruments:    The Company enters into foreign currency exchange contracts which are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. Changes in the fair values of foreign currency exchange contracts that are designated as cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. Changes in the fair value of foreign currency exchange contracts that are not designated as cash flow hedges are recorded immediately in selling, general and administrative expenses. Commissions and fees related to foreign currency exchange contracts are expensed as incurred.

Recent Accounting Pronouncements:    In February 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits an entity to measure at fair value certain financial instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated condensed financial statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated condensed financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands the definition of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

Note 2 — Acquisitions

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, on January 31, 2006, the Company acquired 100% of the shares of the companies (‘‘CKJEA’’) that operate the wholesale and retail businesses of Calvin Klein® jeanswear and accessories in Europe and Asia and the CK

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Calvin Klein ‘‘Bridge’’ line of sportswear and accessories in Europe. Results of operations for the Three Months Ended March 31, 2007 include three months of operating activity of the CKJEA business, while results of operations for the Three Months Ended April 1, 2006 include two months of operating activity of the CKJEA business.

During the Three Months Ended March 31, 2007, the Company purchased eight retail stores in Shanghai, China for a total consideration of approximately $1,589.

Note 3 — Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	Three Months Ended
	March 31, 2007(a)	April 1, 2006
Net revenues	$8,787	$9,600
Loss before provision for income taxes	(138)	(5,714)
Benefit for income taxes	(25)	(1,404)
Loss from discontinued operations	$(113)	$(4,310)

(a)	See footnote (a) to the table below.

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	March 31, 2007(a)	December 30, 2006
Accounts receivable, net	$8,650	$3,428
Inventories, net	1,645	217
Prepaid expenses and other current assets	588	1,831
Property, plant and equipment, net	158	181
	—	—
Assets of discontinued operations	$11,041	$5,657
Accounts payable	$3,082	$3,315
Accrued liabilities	2,374	4,212
Liabilities of discontinued operations	$5,456	$7,527

(a)	Pursuant to the Asset Purchase Agreement, dated October 31, 2006, for the sale of the Company’s Ocean Pacific businesses (which sale was consummated on November 6, 2006), the Company was obligated to provide certain transition services to the buyer and was obligated to fulfill certain open orders on hand as of the consummation date. Operating results for the Three Months Ended March 31, 2007 as well as fluctuations in assets and liabilities from December 30, 2006 to March 31, 2007 primarily reflect transactions entered into by the Company pursuant to these obligations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 4 — Restructuring Expenses

During the Three Months Ended March 31, 2007, the Company incurred restructuring charges of $842 primarily related to expenses of $248 associated with a technical research operation that was shutdown during the Three Months Ended March 31, 2007 and charges of $617 related to the Company’s decision to close a swim goggle manufacturing facility in Canada by the end of June 2007. The Company expects to incur additional shutdown costs ranging from approximately $1,200 to $1,900 (primarily related to employee termination charges, legal fees and contract termination costs) associated with the shutdown of the Canadian manufacturing facility during the second quarter of 2007.

The decision to close the Canadian manufacturing facility is the result of recent actions (including the outsourcing of its swim goggle production) the Company has taken to address productivity and profitability in its Swimwear Group. In addition to charges associated with the closure of the Canadian manufacturing facility, the Company incurred employee termination charges of approximately $970 in April 2007 associated with the rationalization of its swimwear workforce in California and Mexico. Management continues to evaluate various initiatives to increase productivity and profitability in the Swimwear Group and achieve greater efficiencies across its operating platforms.

The table below summarizes the restructuring expenses for the Three Months Ended March 31, 2007 and Three Months Ended April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Employee termination costs and related items(a)	$158	$—
Property, plant and equipment write-down	67	—
Inventory write-down(b)	600	—
Legal and professional fees	17	—
	$842	$—
Cash portion of restructuring items	$175	$—
Non-cash portion of restructuring items	667	—

(a)	Relates to two employees whose jobs were eliminated following the shutdown of a technical research operation in Rhode Island during the Three Months Ended March 31, 2007.
(b)	Reflects the write down of inventory to net realizable value associated with the closure (which closure is expected to be completed by the end of the second quarter of 2007) of a swim goggle manufacturing facility located in Canada.

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three Months Ended March 31, 2007 and April 1, 2006, respectively, as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Cost of goods sold	$600	$—
Selling, general and administrative expenses	242
	$842	$—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Changes in liabilities related to restructuring expenses for the Three Months Ended March 31, 2007 are summarized below:

	Employee Termination Costs	Legal and Professional Fees	Total(a)
Balance at December 30, 2006	$—	$—	$—
Charges for the Three Months Ended March 31, 2007	158	17	175
Cash reductions for the Three Months Ended March 31, 2007	—	(3)	(3)
Balance at March 31, 2007	$158	$14	$172

(a)	The Company expects these amounts to be paid by the end of the second quarter of fiscal 2007.

Note 5 — Business Segments and Geographic Information

Business Segments:     The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of March 31, 2007, the Sportswear Group operated 267 Calvin Klein retail stores worldwide (consisting of 36 free-standing stores and 231 shop-in-shop/concession stores). As of March 31, 2007, there were also 103 retail stores operated by third parties under retail licenses or distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the CKJEA acquisition.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Warner’s®, Olga®, Body Nancy Ganz/Bodyslimmers®, Calvin Klein, Lejaby®, and Rasurel® brand names. As of March 31, 2007, the Intimate Apparel Group operated: (i) 389 Calvin Klein retail stores worldwide (consisting of 78 free-standing stores (including one on-line store) and 311 shop-in-shop/concession stores); and (ii) 78 Lejaby retail stores (consisting of two free-standing stores and 76 shop-in-shop stores). As of March 31, 2007, there were also 52 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group, excluding discontinued operations, is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate/ Other	Total
Three Months Ended March 31, 2007
Net revenues	$235,431	$174,976	$136,790	$547,197	$—	$547,197
Operating income (loss)	27,614	29,475	18,953	76,042	(12,811)	63,231
Depreciation and amortization	6,348	2,902	2,164	11,414	1,110	12,524
Restructuring expenses	98	101	666	865	(23)	842
Capital expenditures	2,805	1,134	86	4,025	1,545	5,570
Three Months Ended April 1, 2006
Net revenues	$167,872	$150,959	$134,351	$453,182	$—	$453,182
Operating income (loss)	7,942	16,443	19,166	43,551	(6,648)	36,903
Depreciation and amortization	5,311	2,516	2,591	10,418	732	11,150
Capital expenditures	1,258	912	1,224	3,394	4,298	7,692
Balance Sheet
Total Assets:
March 31, 2007	$778,184	$414,709	$325,593	$1,518,486	$126,484	$1,644,970
December 30, 2006	772,154	403,500	310,206	1,485,860	195,115	1,680,975
April 1, 2006	665,943	393,938	400,762	1,460,643	125,117	1,585,760
Property, Plant and Equipment:
March 31, 2007	$17,942	$18,560	$12,852	$49,354	$70,023	$119,377
December 30, 2006	16,453	18,918	13,700	49,071	73,557	122,628
April 1, 2006	24,155	17,557	17,905	59,617	70,720	130,337

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. Certain intangible assets with a carrying value of $104,200 were reclassified from Corporate/Other to the Intimate Apparel Group as of April 1, 2006 to conform to the current presentation.

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	March 31, 2007	April 1, 2006
Unallocated corporate expenses(a)	$11,701	$5,916
Depreciation and amortization of corporate assets	1,110	732
Corporate/other	$12,811	$6,648

(a)	The increase in unallocated corporate expenses from $5,916 for the Three Months Ended April 1, 2006 to $11,701 for the Three Months Ended March 31, 2007 was due primarily to an increase in amounts accrued for performance-based employee incentive compensation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes for the Three Months Ended March 31, 2007 and April 1, 2006, is as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating income by operating group	$76,042	$43,551
Corporate/other	(12,811)	(6,648)
Operating income	63,231	36,903
Other loss (income)	(603)	1,850
Interest expense	9,355	8,381
Interest income	(297)	(437)
Income from continuing operations before provision for income taxes	$54,776	$27,109

Geographic Information:     Net revenues summarized by geographic region are as follows:

	Three Months Ended
	March 31, 2007%		April 1, 2006%
Net revenues:
United States	$282,943	51.7%	$274,934	60.7%
Europe	159,266	29.1%	98,471	21.7%
Asia	62,738	11.5%	41,121	9.1%
Canada	24,751	4.5%	23,951	5.3%
Central and South America	17,499	3.2%	14,705	3.2%
	$547,197	100.0%	$453,182	100.0%

Information about Major Customers:     For the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, no one customer accounted for 10% or more of the Company’s net revenues.

Note 6 — Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended
	March 31, 2007	April 1, 2006
Provision for income taxes included in income from continuing operations
Domestic	$6,843	$(1,146)
Foreign	9,845	10,063
	$16,688	$8,917

The effective tax rate for the Three Months Ended March 31, 2007 was approximately 30.5% compared to approximately 32.9% for the Three Months Ended April 1, 2006. The lower effective tax rate for the Three Months Ended March 31, 2007 reflects a benefit from a favorable tax ruling granted by the Netherlands taxation authority.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of March 31, 2007 was approximately $123,000 of which up to approximately $2,000 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets. The Company believes that it is not more likely than not that it will be profitable on a domestic continuing operations basis. In the event the Company generates sufficient domestic earnings, management may conclude that a reduction to some or all of the valuation allowance is appropriate. Should such a determination be made, the total income statement benefit that could be realized would be up to approximately $2,000 (as noted above) with the remaining valuation allowance reduction resulting in a corresponding reduction of intangible assets.

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of approximately $9,000, of which approximately $4,000 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets.

The Company is required to file tax returns in multiple domestic and foreign jurisdictions and these tax returns are subject to audit by taxing authorities. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company and its subsidiaries generally file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The IRS has not commenced examinations of the Company’s U.S. income tax returns for the 1999 through 2006 tax years. The Company has been examined in various state and local and foreign jurisdictions in the last several years and has a variety of open tax years remaining in those jurisdictions. Management does not believe the outcome of any examinations will be material to the Company’s financial statements.

The Company adopted the provisions of FIN 48 as of December 31, 2006 (the beginning of fiscal 2007). In accordance with FIN 48, the Company recognized, as of December 31, 2006, the cumulative-effect adjustment of decreasing unrecognized tax benefits by $500 and reducing retained earnings and intangible assets by $1,000 and $1,500 respectively. Additionally, the Company’s deferred tax assets and related valuation allowance was reduced by $41,000. As of December 31, 2006, the Company had unrecognized tax benefits of approximately $65,000, of which $7,000 will reduce the effective income tax rate when recognized.

Also upon the adoption of FIN 48, the Company reclassified approximately $17,000 from current tax liabilities to non-current tax liabilities. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will be reduced by between $2,000 and $4,000 by the end of 2007 due to the expiration of statutes of limitations and the resolution of tax examinations.

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of December 31, 2006 of approximately $500.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7 — Employee Benefit and Retirement Plans

Defined Benefit Pension Plans

The Company has a defined pension benefit plan which covers substantially all full-time domestic employees, a defined benefit plan for certain of its Lejaby employees and a defined benefit plan for certain of its United Kingdom employees (‘‘Pension Plans’’). The Company follows SFAS No. 87, Employers’ Accounting for Pensions (‘‘SFAS 87’’) and SFAS No. 158, Employer’s Accounting for Pensions, in regard to accounting for its Pension Plans. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuaries to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuaries (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$24	$—	$49	$75
Interest cost	2,270	2,249	110	102
Expected return on plan assets	(2,546)	(2,332)	—	—
Amortization of actuarial loss	—	—	36	31
Net benefit (income) cost(a)	$(252)	$(83)	$195	$208

(a)	Pension Plan net benefit (income) cost does not include costs related to certain foreign defined benefit plans of $166 and $55 for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.

The Company’s contributions to the domestic plan were $2,610 through March 31, 2007 and are expected to be $13,700 in total through December 29, 2007.

Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $1,270, $745 and $506 as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 8 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$37,975	$13,882
Other comprehensive income:
Foreign currency translation adjustments	1,156	2,019
Other	111	31
Total comprehensive income	$39,242	$15,932

The components of accumulated other comprehensive income as of March 31, 2007 and April 1, 2006 are summarized below:

	March 31, 2007	December 30, 2006	April 1, 2006
Foreign currency translation adjustments(a)	$35,233	$34,077	$6,524
Adjustment to initially apply SFAS 158	(2,545)	(2,545)	—
Other	32	(79)	194
Total accumulated other comprehensive income	$32,720	$31,453	$6,718

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 9 — Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	March 31, 2007	December 30, 2006	April 1, 2006
Finished goods	$318,653	$308,043	$287,967
Work in process/in transit	32,896	63,965	44,928
Raw materials	29,369	35,609	23,812
	$380,918	$407,617	$356,707

As of March 31, 2007, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $6,287 for a total of approximately €4,791 at a weighted average exchange rate of $1.3123 to €1.00. The foreign currency exchange contracts mature through September 2007 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded a loss of $116 in selling, general and administrative expenses related to these contracts during the Three Months Ended March 31, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10 — Intangible Assets and Goodwill

The following tables set forth intangible assets at March 31, 2007, December 30, 2006 and April 1, 2006 and the activity in the intangible asset accounts during the Three Months Ended March 31, 2007:

	March 31, 2007			December 30, 2006			April 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$319,523	$21,538	$297,985	$314,810	$18,824	$295,986	$270,658	$12,073	$258,585
Licenses for a term (Company as licensor)	—	—	—	—	—	—	5,861	2,000	3,861
Sales order backlog	1,600	1,600	—	1,600	1,600	—	1,900	950	950
Other(a)	15,808	2,723	13,085	15,007	2,003	13,004	13,550	354	13,196
	336,931	25,861	311,070	331,417	22,427	308,990	291,969	15,377	276,592
Indefinite-lived intangible assets:
Trademarks	119,414	—	119,414	120,153	—	120,153	154,768	—	154,768
Licenses in perpetuity	42,940	—	42,940	43,243	—	43,243	45,500	—	45,500
	162,354	—	162,354	163,396	—	163,396	200,268	—	200,268
Intangible Assets	$499,285	$25,861	$473,424	$494,813	$22,427	$472,386	$492,237	$15,377	$476,860

(a)	In connection with the purchase of retail stores in Shanghai, China, the Company recorded an intangible asset of approximately $500 during the Three Months Ended March 31, 2007 related to a non-compete agreement with the seller. See Note 2.

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Other	Total
Balance at December 30, 2006	$120,153	$43,243	$295,986	$13,004	$472,386
Acquisition of Shanghai stores	—	—	—	500	500
Amortization expense	—	—	(2,714)	(720)	(3,434)
Translation adjustments	68	—	5,082	301	5,451
Adoption of FIN 48(a)	(807)	(303)	(369)	—	(1,479)
Balance at March 31, 2007	$119,414	$42,940	$297,985	$13,085	$473,424

(a)	Reflects the effect of the adoption of FIN 48 on December 31, 2006. See Note 6.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2008	$9,300
2009	9,062
2010	9,055
2011	8,515
2012	8,356

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended March 31, 2007:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Balance at December 30, 2006	$100,150	$359	$642	$101,151
Adjustment:
Translation adjustments	(928)	4	—	(924)
Other	141	—	—	141
Balance at March 31, 2007	$99,363	$363	$642	$100,368

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 11 — Debt

Debt was as follows:

	March 31, 2007	December 30, 2006	April 1, 2006
Short-term debt
CKJEA notes payable	$46,332	$66,461	$41,329
Revolving credit facility	25,000	—	—
Current portion of Term B Note due 2013	1,800	41,800	1,800
Other	463	478	—
	73,595	108,739	43,129
Long-term debt
8 7/8% Senior Notes due 2013	205,000	205,000	210,000
Term B Note due 2013	126,850	127,300	178,200
Other	69	158	—
	331,919	332,458	388,200
Total Debt	$405,514	$441,197	$431,329

Senior Notes

The terms of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of March 31, 2007, December 30, 2006 and April 1, 2006.

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 9.12% as of March 31, 2007, 9.12% as of December 30, 2006 and 8.87% as of April 1, 2006.

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

	March 31, 2007	December 30, 2006	April 1, 2006
Unrealized loss:
2003 Swap Agreement	$(1,398)	$(1,622)	$(2,357)
2004 Swap Agreement	(987)	(1,091)	(1,502)
Net unrealized loss	$(2,385)	$(2,713)	$(3,859)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated in connection with the closing of the CKJEA acquisition (as further amended on November 6, 2006 in connection with the sale of the Company’s OP business, the ‘‘Amended and Restated Credit Agreement’’). The Company is not aware of any non-compliance with the covenants under the Company’s Amended and Restated Credit Agreement as of March 31, 2007 and December 30, 2006. As disclosed in its Annual Report on Form 10-K for Fiscal 2006, as of April 1, 2006, the Company was not in compliance with certain covenants related to the timely delivery and accuracy of annual and monthly financial statements. The Company obtained a thirty-day waiver of the relevant covenants and achieved compliance within the waiver period. Terms of the Amended and Restated Credit Agreement limit the Company’s ability to make certain payments, including dividends.

As of March 31, 2007, under the Amended and Restated Credit Agreement, the Company had $128,650 outstanding under the Term B Note and $25,000 outstanding under the revolving credit facility. As of March 31, 2007, the Company had $147,805 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $225,000 (based upon the current borrowing base calculations) plus $1,127 of cash collateral, less outstanding letters of credit of $53,322 and $25,000 of borrowings under the revolving credit facility.

CKJEA Notes Payable

As of March 31, 2007, the weighted average interest rate for the outstanding CKJEA notes payable was approximately 4.33%. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Foreign Revolving Credit Facility

During fiscal 2005, certain of the Company’s foreign subsidiaries entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). As of March 31, 2007, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of March 31, 2007, December 30, 2006 and April 1, 2006.

Note 12 — Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at March 31, 2007, December 30, 2006 and April 1, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of, and for the Three Months Ended, March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 30, 2006	4,162,328	$18.01
Granted	283,600	27.08
Exercised	(467,126)	15.62
Forfeited Expired	(44,767)	22.01
Outstanding as of March 31, 2007	3,934,035	$18.91
Exercisable as of March 31, 2007	2,494,980	$16.44

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of, and for the Three Months Ended, March 31, 2007 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 30, 2006	616,367	$22.44
Granted	527,091	27.07
Vested	(199,083)	21.92
Forfeited	(12,595)	22.88
Unvested as of March 31, 2007	931,780	$25.16

Note 13 — Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash paid (received) during the period for:
Interest expense	$3,248	$970
Interest income	(49)	(276)
Income taxes, net of refunds received	12,173	214
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	1,464	7,842

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 14 — Income per Common Share

	Three Months Ended
	March 31, 2007	April 1, 2006
Numerator for basic and diluted income per common share:
Income from continuing operations	$38,088	$18,192
Basic:
Weighted average number of shares outstanding used in computing income per common share	44,977,257	46,147,169
Income per common share from continuing operations	$0.85	$0.39
Diluted:
Weighted average number of shares outstanding	44,977,257	46,147,169
Effect of dilutive securities:
Employee stock options	952,922	544,296
Unvested employees’ restricted stock	340,186	43,519
Weighted average number of shares and share equivalents outstanding	46,270,365	46,734,984
Income per common share from continuing operations	$0.82	$0.39
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	4,200	127,000

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 15 — Legal Matters

SEC Inquiry:    As disclosed in its Annual Report on Form 10-K for Fiscal 2006, the Company announced, on August 8, 2006, that it would restate its previously reported financial statements for the fourth quarter of 2005, fiscal 2005 and the first quarter of 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter of 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

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

Note 16 — Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of March 31, 2007, December 30, 2006 and April 1, 2006 and for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	March 31, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,473	$257	$88,520	$—	$105,250
Accounts receivable, net	—	—	175,385	187,032	—	362,417
Inventories	—	83,741	147,102	150,075	—	380,918
Prepaid expenses and other current assets	—	3,792	13,855	55,338	—	72,985
Total current assets	—	104,006	336,599	480,965	—	921,570
Property, plant and equipment, net	—	65,129	8,914	45,334	—	119,377
Investment in subsidiaries	967,519	551,617	—	—	(1,519,136)	—
Other assets	—	23,803	230,482	349,738	—	604,023
Total assets	$967,519	$744,555	$575,995	$876,037	$(1,519,136)	$1,644,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$109,414	$30,953	$248,888	$—	$389,255
Total current liabilities	—	109,414	30,953	248,888	—	389,255
Intercompany accounts	236,861	(285,249)	(127,526)	175,914	—	—
Long-term debt	—	331,850	—	69	—	331,919
Other long-term liabilities	—	107,792	2,583	82,763	—	193,138
Stockholders’ equity	730,658	480,748	669,985	368,403	(1,519,136)	730,658
Total liabilities and stockholders’ equity	$967,519	$744,555	$575,995	$876,037	$(1,519,136)	$1,644,970

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 30, 2006
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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,455	$324	$54,374	$—	$63,153
Accounts receivable, net	—	—	206,401	155,970	—	362,371
Inventories	—	75,380	150,958	130,369	—	356,707
Prepaid expenses and other current assets	—	25,220	8,241	39,989	—	73,450
Total current assets	—	109,055	365,924	380,702	—	855,681
Property, plant and equipment, net	—	54,213	37,860	38,264	—	130,337
Investment in subsidiaries	866,675	551,606	—	—	(1,418,281)	—
Other assets	—	36,183	297,335	266,224	—	599,742
Total assets	$866,675	$751,057	$701,119	$685,190	$(1,418,281)	$1,585,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,800	$—	$41,329	$—	$43,129
Accounts payable, accrued liabilities and accrued taxes	—	111,614	47,495	191,423	—	350,532
Total current liabilities	—	113,414	47,495	232,752	—	393,661
Intercompany accounts	217,949	(411,575)	34,883	158,743	—	—
Long-term debt	—	388,200	—	—	—	388,200
Other long-term liabilities	—	108,150	13,389	33,634	—	155,173
Stockholders’ equity	648,726	552,868	605,352	260,061	(1,418,281)	648,726
Total liabilities and stockholders’ equity	$866,675	$751,057	$701,119	$685,190	$(1,418,281)	$1,585,760

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended March 31, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$102,735	$177,613	$266,849	$—	$547,197
Cost of goods sold	—	74,788	114,890	132,908	—	322,586
Gross profit	—	27,947	62,723	133,941	—	224,611
SG&A expenses (including amortization of intangible assets)	—	8,760	65,642	87,064	—	161,466
Pension expense (income)	—	(349)	—	263	—	(86)
Operating income (loss)	—	19,536	(2,919)	46,614	—	63,231
Equity in income of subsidiaries	(37,975)	—	—	—	37,975	—
Intercompany	—	(2,132)	(2,508)	4,640	—	—
Other (income) loss	—	12	—	(615)	—	(603)
Interest (income) expense, net	—	8,400	(3)	661	—	9,058
Income (loss) from continuing operations before provision for income taxes	37,975	13,256	(408)	41,928	(37,975)	54,776
Provision (benefit) for income taxes	—	4,039	(124)	12,773	—	16,688
Income (loss) from continuing operations	37,975	9,217	(284)	29,155	(37,975)	38,088
Income (loss) from discontinued operations, net of income taxes	—	14	(535)	408	—	(113)
Net income (loss)	$37,975	$9,231	$(819)	$29,563	$(37,975)	$37,975

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$103,022	$173,578	$176,582	$—	$453,182
Cost of goods sold	—	77,075	114,778	89,046	—	280,899
Gross profit	—	25,947	58,800	87,536	—	172,283
SG&A expenses (including amortization of intangible assets)	—	30,699	43,006	61,703	—	135,408
Pension expense (income)	—	(83)	—	55	—	(28)
Restructuring expense (income)	—	—	—	—	—	—
Operating income (loss)	—	(4,669)	15,794	25,778	—	36,903
Equity in income of subsidiaries	(13,882)	—	—	—	13,882	—
Intercompany	—	(1,077)	(1,366)	2,443	—	—
Other (income) loss	—	1,194	(72)	728	—	1,850
Interest (income) expense, net	—	26,401	(18,937)	480	—	7,944
Income (loss) from continuing operations before provision for income taxes	13,882	(31,187)	36,169	22,127	(13,882)	27,109
Provision (benefit) for income taxes	—	(11,262)	12,394	7,785	—	8,917
Income (loss) from continuing operations	13,882	(19,925)	23,775	14,342	(13,882)	18,192
Income (loss) from discontinued operations, net of income taxes	—	(883)	(3,470)	43	—	(4,310)
Net income (loss)	$13,882	$(20,808)	$20,305	$14,385	$(13,882)	$13,882

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended March 31, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(5,432)	$(34,611)	$8,808	$15,354	$—	$(15,881)
Net cash provided by (used) in operating activities from discontinued operations	—	(166)	(7,551)	110	—	(7,607)
Net cash provided by (used in) operating activities	(5,432)	(34,777)	1,257	15,464	—	(23,488)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(3,344)	(76)	(4,439)	—	(7,859)
Business acquisitions, net of cash acquired	—	(491)	—	(846)	—	(1,337)
Other	—	692	(1,028)	134	—	(202)
Net cash used in investing activities from continuing operations	—	(1,612)	(1,104)	(5,151)	—	(7,867)
Net cash used in investing activities	—	(1,612)	(1,104)	(5,151)	—	(7,867)
Cash flows from financing activities:
Repayment of Term B Note	—	(40,450)	—	—	—	(40,450)
Borrowings under revolving credit facility	—	25,000	—	—	—	25,000
Decrease in short-term CKJEA notes payable	—	—	—	(20,631)	—	(20,631)
Proceeds from the exercise of employee stock options	7,296	—	—	—	—	7,296
Purchase of treasury stock	(1,864)	—	—	—	—	(1,864)
Other	—	57	—	(104)	—	(47)
Net cash provided by (used in) financing activities	5,432	(15,393)	—	(20,735)	—	(30,696)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	311	—	311
Increase (decrease) in cash and cash equivalents	—	(51,782)	153	(10,111)	—	(61,740)
Cash and cash equivalents at beginning of period	—	68,255	104	98,631	—	166,990
Cash and cash equivalents at end of period	$—	$16,473	$257	$88,520	$—	$105,250

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$52	$(66,195)	$478	$45,743	$—	$(19,922)
Net cash provided by (used in) operating activities from discontinued operations	—	(327)	620	(494)	—	(201)
Net cash provided by (used in) operating activities	52	(66,522)	1,098	45,249	—	(20,123)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	1,156	—	—	—	1,156
Purchase of property, plant and equipment	—	(5,962)	(1,072)	(1,316)	—	(8,350)
Business acquisitions, net of cash acquired		(203,364)	—	—		(203,364)
Other	—	5	—	4		9
Net cash used in investing activities from continuing operations	—	(208,165)	(1,072)	(1,312)	—	(210,549)
Net cash used in investing activities from discontinued operations	—	—	(283)	—	—	(283)
Net cash used in investing activities	—	(208,165)	(1,355)	(1,312)	—	(210,832)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000	—		—	180,000
Payment of debt assumed with business acquisition	—	—	—	(44,518)	—	(44,518)
Payment of deferred financing costs	—	(2,628)	—	—	—	(2,628)
Increase (decrease) in short-term CKJEA notes payable	—	—	—	(3,493)	—	(3,493)
Proceeds from the exercise of employee stock options	1,093	—	—	—	—	1,093
Purchase of treasury stock	(1,145)	—	—	—	—	(1,145)
Net cash provided by (used in) financing activities	(52)	177,372	—	(48,011)	—	129,309
Effect of exchange rate changes on cash and cash equivalents	—	—	—	598	—	598
Decrease in cash and cash equivalents	—	(97,315)	(257)	(3,476)	—	(101,048)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$8,455	$324	$54,374	$—	$63,153

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17 — Commitments

With the exception of the additional information presented in the table below, the contractual obligations and commitments in existence as of March 31, 2007 did not differ materially from those disclosed as of December 30, 2006 in the Company’s Annual Report on Form 10-K for Fiscal 2006.

	Payments Due by Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases entered into during the Three Months Ended March 31, 2007	$3,060	$3,410	$3,107	$1,909	$1,155	$2,204	$14,845
Other contractual obligations assumed during the Three Months Ended March 31, 2007	4,412	718	39	35	180	118	5,502
Total	$7,472	$4,128	$3,146	$1,944	$1,335	$2,322	$20,347

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (‘‘Fiscal 2006’’).

The period December 31, 2006 to March 31, 2007 (the ‘‘Three Months Ended March 31, 2007’’) and the period January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’) both contained thirteen weeks of operations. References to ‘‘Core Intimates’’ refer to the Intimate Apparel Group’s Warner’s®, Olga®, Body Nancy Ganz/Bodyslimmers® and Lejaby® brand names and intimate apparel private labels. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein®and Michael Kors®.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the Internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, Costco and Wal-Mart Stores. As of March 31, 2007, the Company operated: (i) 656 Calvin Klein retail stores worldwide (consisting of 114 free-standing stores (including one on-line store) and 542 shop-in-shop/concession stores); (ii) 78 Lejaby retail stores (consisting of two free-standing stores and 76 shop-in-shop stores); and (iii) one Speedo® on-line store. As of March 31, 2007, there were also 155 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Highlights for the Three Months Ended March 31, 2007 included:

•	Net revenues increased $94.0 million, or 20.7%, to $547.2 million for the Three Months Ended March 31, 2007 compared to $453.2 million for the Three Months Ended April 1, 2006 led primarily by increases in the Company’s Calvin Klein jeans and underwear businesses, both domestic and abroad.

•	Gross profit increased $52.3 million, or 30.4%, to $224.6 million for the Three Months Ended March 31, 2007 compared to $172.3 million for the Three Months Ended April 1, 2006, led primarily by increases in the Company’s Calvin Klein jeans and underwear businesses both domestically and abroad. Gross margin increased 300 basis points from 38.0% for the Three Months Ended April 1, 2006 to 41.0% for the Three Months Ended March 31, 2007.

•	Operating income increased $26.3 million, or 71.3%, to $63.2 million for the Three Months Ended March 31, 2007 compared to $36.9 million for the Three Months Ended April 1, 2006. Operating margin increased 350 basis points from 8.1% for the Three Months Ended April 1, 2006 to 11.6% for the Three Months Ended March 31, 2007.

•	Net income more than doubled to $38.0 million (or $0.82 per diluted share) for the Three Months Ended March 31, 2007 compared to $13.9 million (or $0.30 per diluted share) for the Three Months Ended April 1, 2006.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2006 for a discussion of the Company’s critical accounting policies.

As of December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. See Note 6 of Notes to Consolidated Condensed Financial Statements.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006. The results of the Company’s discontinued operations are included in ‘‘Loss from discontinued operations, net of taxes’’ for all periods presented.

	Three Months Ended March 31, 2007	% of Net Revenues	Three Months Ended April 1, 2006	% of Net Revenues
	(in thousands of dollars)
Net revenues	$547,197	100.0%	$453,182	100.0%
Cost of goods sold	322,586	59.0%	280,899	62.0%
Gross profit	224,611	41.0%	172,283	38.0%
Selling, general and administrative expenses	158,032	28.9%	132,190	29.2%
Amortization of intangible assets	3,434	0.6%	3,218	0.7%
Pension expense (income)	(86)	−0.1%	(28)	0.0%
Operating income	63,231	11.6%	36,903	8.1%
Other (income) loss	(603)		1,850
Interest expense	9,355		8,381
Interest income	(297)		(437)
Income from continuing operations before provision for income taxes	54,776		27,109
Provision for income taxes	16,688		8,917
Income from continuing operations	38,088		18,192
Loss from discontinued operations, net of taxes	(113)		(4,310)
Net income	$37,975		$13,882

Net Revenues

Net revenues by group were as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$235,431	$167,872	$67,559	40.2%
Intimate Apparel Group	174,976	150,959	24,017	15.9%
Swimwear Group	136,790	134,351	2,439	1.8%
Net revenues	$547,197	$453,182	$94,015	20.7%

Net revenues increased $94.0 million, or 20.7%, to $547.2 million for the Three Months Ended March 31, 2007 compared to $453.2 million for the Three Months Ended April 1, 2006. Net revenues related to the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘Bridge’’ line of sportswear and accessories in Europe (‘‘CKJEA’’) (acquired on January 31, 2006 and included in the Sportswear Group) were $123.3 million (which includes $34.4 million related to January 2007) and $60.4 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively. In addition to the net revenue increase resulting from the CKJEA business, each of the Company’s business groups experienced an increase in net revenues. The Intimate Apparel Group’s net revenues increased $24.0 million (led by Calvin Klein Underwear wholesale with a $14.2 million increase), the Swimwear Group increased $2.4 million (led by Designer with a $1.3 million increase) and the Sportswear Group (excluding the CKJEA business) increased $4.7 million (led by Calvin Klein Jeans with a $9.8 million increase). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $14.5 million increase in net revenues for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006.

The following table summarizes the Company’s net revenues by channel of distribution for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
United States – wholesale
Department stores and independent retailers	12%	17%
Specialty stores	9%	9%
Chain stores	7%	10%
Mass merchandisers	5%	7%
Membership clubs and other	18%	18%
Total United States – wholesale	51%	61%
International – wholesale	35%	29%
Retail/other	14%	10%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans(a)	$146,046	$96,676	$49,370	51.1%
Chaps	40,670	44,971	(4,301)	−9.6%
Mass sportswear licensing(b)	220	1,256	(1,036)	−82.5%
Sportswear wholesale	186,936	142,903	44,033	30.8%
Sportswear retail	48,495	24,969	23,526	94.2%
Sportswear Group(c)	$235,431	$167,872	$67,559	40.2%

(a)	Includes net revenues related to the CKJEA business (acquired on January 31, 2006) of $75.0 million and $35.4 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.
(b)	Mass sportswear licensing revenues relate to design services fees earned in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future revenues associated with White Stag.
(c)	Includes net revenues of $12.8 million and $8.5 million related to the Calvin Klein accessories business in Europe for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.

Calvin Klein Jeans wholesale net revenues increased $49.4 million for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. Wholesale net revenues related to the CKJEA business, which was acquired on January 31, 2006, were $75.0 million (inclusive of $19.6 million related to January 2007) for the Three Months Ended March 31, 2007 compared to $35.4 million for the Three Months Ended April 1, 2006. The $39.6 million increase in CKJEA wholesale business net revenues primarily reflects an additional month of operations, the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $9.8 million increase in wholesale net revenues reflects a $9.2 million increase in the U.S., a $0.6 million increase in Mexico and a $0.3 million increase in Canada, partially offset by a $0.3 million decrease in Europe. The increase in wholesale net revenues in the U.S. primarily reflects a $10.4 million increase in sales to membership clubs and a $1.8 million increase in sales to customers in the off-price channel of distribution, partially offset by a $2.5 million decrease in sales to department stores and a $0.5 million net decrease in all other channels of distribution. The increase in membership clubs sales primarily reflects the timing of certain shipments which occurred in the Three Months Ended March 31, 2007 while comparable shipments occurred in the second half of Fiscal 2006.

Chaps® net revenues decreased $4.3 million reflecting a $4.0 million decrease in the U.S. and a $0.9 million decrease in Canada, partially offset by a $0.6 million increase in Mexico. The decrease in the U.S. primarily reflects a $6.5 million decrease in sales to department stores, a $3.6 million increase in sales to chain stores and a $1.1 million net decrease in all other channels of distribution. The decrease in department store sales primarily reflects the planned reduction of inventory at retail as a result of the increased turn requirements for Chaps in this channel. The increase in chain store sales primarily reflects an increase in sales to Kohl’s Corporation.

Sportswear retail net revenues increased $23.5 million for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. Net revenues for the Three Months Ended March 31, 2007 include $48.3 million (inclusive of $14.9 million related to January 2007) compared to $25.0 million for the Three Months Ended April 1, 2006 related to the CKJEA business, which was acquired on January 31, 2006. The $23.3 million increase in the CKJEA business reflects an additional month of operations combined with increases related to both new and same store sales.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$74,520	$60,364	$14,156	23.5%
Core Intimates	73,149	69,567	3,582	5.1%
Intimate Apparel wholesale	147,669	129,931	17,738	13.7%
Intimate Apparel retail/concessions(a)	27,307	21,028	6,279	29.9%
Intimate Apparel Group	$174,976	$150,959	$24,017	15.9%

(a)	Includes Calvin Klein Underwear and Lejaby.

The $14.2 million increase in Calvin Klein Underwear wholesale net revenues reflects a $10.6 million increase in the U.S., a $5.3 million increase in Europe and a $0.1 million increase in Mexico, partially offset by a $1.2 million decrease in Asia and a $0.6 million decrease in Canada. The increase in net revenues in the U.S. reflects a $7.6 million increase in sales to customers in the off-price channel of distribution, a $1.2 million increase in sales to specialty stores and a $1.8 million increase in sales to membership clubs. The increase in off-price sales reflects a planned expansion of certain women’s programs in this channel. The increase in specialty store sales is primarily attributable to increases in sales to retail stores operated by Calvin Klein, Inc. The increase in membership clubs reflects the Company’s entry into this channel of distribution during the second quarter of Fiscal 2006. The increase in net revenues in Europe reflects increases in both men’s and women’s underwear, due primarily to the strong performance of new products and fashion lines launched in the latter half of Fiscal 2006.

The $3.6 million increase in Core Intimates net revenues reflects a $5.3 million increase in Europe and a $0.8 million increase in Canada, partially offset by a $2.3 million decrease in the U.S. and a $0.2 million decrease in Mexico. The increase in Europe reflects an increase in the Company’s Lejaby business due primarily to the effect of foreign currency translation combined with an increase in sales related to the launch of the Company’s new Elixir line of lingerie. The decrease in the U.S. reflects a $7.2 million decrease in sales to chain stores and a $1.6 million decrease in department stores, partially offset by a $3.5 million increase in sales to the off-price channel of distribution and a $3.0 million increase in specialty stores. The decreases in sales to chain and department stores were due primarily to initial sell-in of products in Fiscal 2006, primarily associated with the launch of Olga in Sears in January 2006. The increase in sales to the off-price channel of distribution was due primarily to a $1.6 million increase in the Company’s Speedo sports bra program and a $1.0 million increase in Warner’s. The increase in sales to specialty stores was due primarily to a $2.8 million increase in the Company’s private label business.

The $6.3 million increase in Intimate Apparel retail/concessions net revenues reflects a $5.3 million increase in Europe, a $0.6 million increase in the U.S. and a $0.4 million increase in Canada, Mexico and Asia combined. The increase in Europe reflects sales associated with new stores combined with an average increase of approximately 20% in same store sales. The increase in the U.S. primarily reflects an increase in sales attributable to the Company’s Calvin Klein Underwear Internet retail website, CKU.com.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$82,496	$82,447	$49	0.1%
Designer	51,834	50,577	1,257	2.5%
Swimwear wholesale	134,330	133,024	1,306	1.0%
Swimwear retail	2,460	1,327	1,133	85.4%
Swimwear Group	$136,790	$134,351	$2,439	1.8%

Net revenues for Speedo were relatively flat for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. Net revenues increased $0.9 million in Canada and $0.6 million in Mexico, offset by a $1.5 million decrease in the U.S. The decrease in the U.S. was due primarily to a decrease in sales to membership clubs of approximately $5.0 million, partially offset by increases in sales of racing swimwear and sales to sporting goods stores.

The $1.3 million increase in Designer swimwear net revenues reflects a $5.0 million increase in Europe, a $0.8 million increase in Mexico and a $0.1 million combined increase in Canada and Asia, partially offset by a $4.6 million decrease in the U.S. The increase in Europe reflects the positive reception of current year collections in this market combined with improved sourcing and shipping performance. The increase in Mexico was due primarily to improved sourcing resulting in more timely shipments to customers during the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. The decrease in the U.S. primarily reflects decreases in branded swimwear sales to department stores as a result of lower than expected sell-through of the Company’s branded swimwear products at retail. The Company believes that branded swimwear sales for the Three Months Ended March 31, 2007 were adversely affected by cool, wet weather in most of the U.S.

Gross Profit

Gross profit was as follows:

	Three Months Ended March 31, 2007	% of Segment Net Revenues	Three Months Ended April 1, 2006	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group(a)	$97,931	41.6%	$60,054	35.8%
Intimate Apparel Group	75,722	43.3%	62,482	41.4%
Swimwear Group	50,958	37.3%	49,747	37.0%
Total gross profit	$224,611	41.0%	$172,283	38.0%

(a)	Includes gross profit related to the CKJEA business (acquired on January 31, 2006) of $64.4 million and $33.9 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.

Gross profit was $224.6 million, or 41.0% of net revenues, for the Three Months Ended March 31, 2007 compared to $172.3 million, or 38.0% of net revenues, for the Three Months Ended April 1, 2006. The $52.3 million increase in gross profit and the 300 basis point increase in gross margin were due to increases in each of the Company’s business groups. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $7.5 million increase in gross profit for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006.

Sportswear Group gross profit increased $37.9 million and gross margin increased 580 basis points for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. The increase in gross profit represents a $24.0 million increase in Calvin Klein Jeans wholesale (including a $16.7 million increase in the CKJEA business) and a $13.9 million increase in Sportswear retail (primarily due to the CKJEA business). The majority of the increase in gross margin was due to increases in the wholesale Calvin Klein Jeans and Chaps businesses, partially offset by a decrease in the Sportswear retail business. The increase in Calvin Klein Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in customer allowances.

Intimate Apparel Group gross profit increased $13.2 million and gross margin increased 190 basis points for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. The increase in gross profit reflects a $9.5 million increase in Calvin Klein Underwear wholesale and a $4.2 million increase in Intimate Apparel retail (due primarily to increases in net revenues, discussed above), partially offset by a $0.5 million decrease in Core Intimates (due primarily to an unfavorable change in sales mix reflecting increased off-price and private label sales, as discussed above). The increase in gross margin reflects a 570 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe) and a 180 basis point increase in Intimate Apparel retail, partially offset by a 260 basis point decrease in Core Intimates (due primarily to higher off-price and private label sales which carry a lower gross margin).

Swimwear Group gross profit increased $1.2 million and gross margin increased 30 basis points for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006. The increase in gross profit reflects a $1.0 million increase in Designer (due primarily to an increase in net revenues, discussed above, combined with savings experienced as a result of the Company’s sourcing initiatives) and a $0.6 million increase in Swimwear retail, partially offset by a $0.4 million decrease in Speedo (due primarily to higher off-price sales which carry a lower gross margin).

Selling, General and Administrative Expenses

Selling, general & administrative (‘‘SG&A’’) expenses increased $25.8 million to $158.0 million (28.9% of net revenues) for the Three Months Ended March 31, 2007 compared to $132.2 million (29.2% of net revenues) for the Three Months Ended April 1, 2006, reflecting a $20.6 million increase related to the CKJEA business (which was acquired on January 31, 2006). Excluding the SG&A expenses for the CKJEA business, marketing expenses decreased by $3.3 million (due primarily to reduced spending and a change in timing of advertisements planned for later in fiscal 2007), selling expenses increased by $0.6 million and administrative expenses increased by $7.9 million (due primarily to a $6.5 million increase in amounts accrued for performance-based employee incentive compensation and increased professional services of $0.5 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $5.1 million unfavorable effect which increased SG&A expenses for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006.

Amortization of Intangible Assets

Amortization of intangible assets increased to $3.4 million for the Three Months Ended March 31, 2007 compared to $3.2 million for the Three Months Ended April 1, 2006, including $2.2 million and $2.0 million, respectively, of amortization expense related to the CKJEA business which was acquired on January 31, 2006.

Restructuring Expenses

See Note 4 of Notes to Consolidated Condensed Financial Statements.

Operating Income

The following table presents operating income by group:

	Three Months Ended March 31, 2007	% of Total Net Revenues	Three Months Ended April 1, 2006	% of Total Net Revenues
	(in thousands of dollars)
Sportswear Group	$27,614		$7,942
Intimate Apparel Group	29,475		16,443
Swimwear Group	18,953		19,166
Unallocated corporate expenses	(12,811)	−2.3%	(6,648)	−1.5%
Operating income	$63,231	11.6%	$36,903	8.1%

Operating income was $63.2 million (11.6% of net revenues) for the Three Months Ended March 31, 2007 compared to $36.9 million (8.1% of net revenues) for the Three Months Ended April 1, 2006. Operating income related to the CKJEA business (acquired on January 31, 2006 and included in the Sportswear Group) was $15.6 million and $6.1 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively. In addition to the increase related to the CKJEA business, operating income for the Intimate Apparel Group increased $13.1 million (led by Calvin Klein Underwear wholesale with an $11.9 million increase) and the Sportswear Group (excluding the CKJEA business) increased $10.2 million (led by Calvin Klein Jeans wholesale with an $8.5 million increase). Offsetting these increases was a $0.2 million decrease in operating income of the Swimwear Group and a $6.2 million increase in unallocated corporate expenses (due primarily to an increase in amounts accrued for performance-based employee incentive compensation). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.4 million increase in operating income for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended March 31, 2007(c)	% of Brand Net Revenues	Three Months Ended April 1, 2006(c)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans(a)	$22,532	15.4%	$6,810	7.0%
Chaps	930	2.3%	(818)	−1.8%
Mass sportswear licensing(b)	(119)	−54.1%	6	0.5%
Sportswear wholesale	23,343	12.5%	5,998	4.2%
Sportswear retail	4,271	8.8%	1,944	7.8%
Sportswear Group	$27,614	11.7%	$7,942	4.7%

(a)	Includes operating income related to the CKJEA wholesale business of $11.3 million and $4.1 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.
(b)	Mass sportswear licensing operating income (loss) relates to the design services business in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future income or incur any future losses associated with White Stag.
(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
	(in thousands of dollars)
Calvin Klein Jeans	$2,864	$2,718
Chaps	1,994	2,381
Mass sportswear licensing	—	60
Sportswear wholesale	4,858	5,159
Sportswear retail	81	—
Sportswear Group	$4,939	$5,159

Sportswear Group operating income increased $19.7 million, or 247.7%. Operating income for the Three Months Ended March 31, 2007 includes $15.6 million compared to $6.1 million for the Three Months Ended April 1, 2006 related to the CKJEA business, which was acquired on January 31, 2006. Excluding the CKJEA business, Sportswear Group operating income increased $10.2 million, or 540.5%, reflecting an $8.5 million increase in Calvin Klein Jeans wholesale and a $1.8 million increase in Chaps, partially offset by a $0.1 million decrease in mass sportswear licensing. The increase in Calvin Klein Jeans wholesale without the CKJEA business reflects a $7.3 million increase in gross profit (discussed above) combined with a $1.2 million decrease in SG&A expenses (due primarily to a decrease in selling expenses attributable to reduced headcount associated with certain discontinued lines combined with reduction in warehousing and distribution expenses associated with an increase in the ratio of ‘‘drop shipments’’ (product shipped directly from a supplier to a customer) to total shipments). The increase in Chaps reflects a $0.2 million increase in gross profit (discussed above) combined with a $1.6 million decrease in SG&A expenses (due primarily to a reduction in selling and distribution expenses associated with the decline in net revenues).

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended March 31, 2007(b)	% of Brand Net Revenues	Three Months Ended April 1, 2006(b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$15,978	21.4%	$4,083	6.8%
Core Intimates	7,901	10.8%	8,494	12.2%
Intimate Apparel wholesale	23,879	16.2%	12,577	9.7%
Intimate Apparel retail/concessions(a)	5,596	20.5%	3,866	18.4%
Intimate Apparel Group	$29,475	16.8%	$16,443	10.9%

(a)	Includes Calvin Klein Underwear and Lejaby.
(b)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
	(in thousands of dollars)
Calvin Klein Underwear	$2,294	$1,808
Core Intimates	1,516	1,503
Intimate Apparel wholesale	3,810	3,311
Intimate Apparel retail/concessions	—	—
Intimate Apparel Group	$3,810	$3,311

Intimate Apparel Group operating income increased $13.0 million, or 79.3%, over the prior year reflecting an $11.9 million increase in Calvin Klein Underwear wholesale and a $1.7 million increase in

Intimate Apparel retail/concessions, partially offset by a $0.6 million decrease in Core Intimates. The increase in Calvin Klein Underwear wholesale reflects a $9.4 million increase in gross profit (discussed above) combined with a $2.5 million decrease in SG&A expenses (primarily related to a decrease in marketing expenditures, which expenditures the Company expects to incur in the remainder of fiscal 2007, while comparable expenditures were incurred in the Three Months Ended April 1, 2006). The increase in Intimate Apparel retail/concessions reflects a $4.3 million increase in gross profit (discussed above), partially offset by a $2.6 million increase in SG&A expenses. The decrease in Core Intimates reflects a $0.5 million decrease in gross profit (discussed above) and a $0.2 million increase in pension expense, partially offset by a $0.2 million decrease in SG&A expenses.

Swimwear Group

Swimwear Group operating income was as follows:

	Three Months Ended March 31, 2007(a)	% of Brand Net Revenues	Three Months Ended April 1, 2006(a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$12,774	15.5%	$12,870	15.6%
Designer	5,273	10.2%	5,793	11.5%
Swimwear wholesale	18,047	13.4%	18,663	14.0%
Swimwear retail	906	36.8%	503	37.9%
Swimwear Group	$18,953	13.9%	$19,166	14.3%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
	(in thousands of dollars)
Speedo	$4,294	$2,933
Designer	2,138	1,685
Swimwear wholesale	6,432	4,618
Swimwear retail	—	—
Swimwear Group	$6,432	$4,618

Swimwear Group operating income decreased $0.2 million, or 1.1%, reflecting a $0.5 million increase in Designer and a $0.1 million decrease in Speedo, partially offset by a $0.4 million increase in Swimwear retail. The decrease in Designer reflects a $1.0 million increase in gross profit (discussed above), more than offset by a $1.5 million increase in SG&A expenses (due primarily to increases in selling and marketing expenses required to support the growth in the Designer business in Europe). The decrease in Speedo reflects a $0.4 million decrease in gross profit (discussed above), partially offset by a $0.3 million decrease in SG&A expenses. The increase in Swimwear retail reflects a $0.6 million increase in gross profit (discussed above), partially offset by a $0.2 million increase in SG&A expenses.

Other (Income) Loss

Other income of $0.6 million for the Three Months Ended March 31, 2007 primarily reflects net gains on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other loss of $1.9 million for the Three Months Ended April 1, 2006 primarily reflects a $1.6 million net currency loss related to the purchase of the CKJEA business (which purchase price was denominated in euros) coupled with net losses of $0.5 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense, Net

Interest expense increased $1.0 million to $9.4 million for the Three Months Ended March 31, 2007 from $8.4 million for the Three Months Ended April 1, 2006. The increase in interest expense was due primarily to a $0.4 million increase related to the Term B Note (as defined below) and the CKJEA business short-term debt (both related to the acquisition of the CKJEA business in January 2006), a $0.2 million increase related to the outstanding balance on the revolving credit facility (discussed below) and a $0.2 million net increase in all other expense items.

Income Taxes

The provision for income taxes was $16.7 million, or an effective tax rate of 30.5% for the Three Months Ended March 31, 2007, compared to $8.9 million, or an effective tax rate of 32.9% for the Three Months Ended April 1, 2006. The lower effective tax rate was primarily the result of a favorable tax ruling granted by the Netherlands taxation authority. The Company has a significant presence in the Netherlands and estimates the ruling will provide a benefit to its effective tax rate of approximately 5.0% on an annual basis prospectively.

Discontinued Operations

Loss from discontinued operations, net of taxes, was $0.1 million and $4.3 million for Three Months Ended March 31, 2007 and for the Three Months Ended April 1, 2006, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Inc.). On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market.

The aggregate principal amount outstanding under the Senior Notes was $205.0 million as of March 31, 2007 and December 30, 2006 and $210.0 million as of April 1, 2006.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of March 31, 2007, December 30, 2006 and April 1, 2006.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.46% at March 31, 2007). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.69% at March 31, 2007). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.12% and 8.87% as of March 31, 2007 and April 1, 2006, respectively.

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

	March 31, 2007	December 30, 2006	April 1, 2006
	(in thousands of dollars)
Unrealized loss:
2003 Swap Agreement	$(1,398)	$(1,622)	$(2,357)
2004 Swap Agreement	(987)	(1,091)	(1,502)
Net unrealized loss	$(2,385)	$(2,713)	$(3,859)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA acquisition. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of March 31, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.85%. The Term B Note matures on January 31, 2013. As of March 31, 2007, principal payments due under the Term B Note were: (i) quarterly installments of $0.45 million through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $34.6 million on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. As of March 31, 2007, the loans under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of March 31, 2007, the weighted average interest rate for the loans outstanding under the revolving credit facility was 6.82%. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% or at LIBOR plus 1.25%, in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco Inc.) and the obligations under such guaranty, together with Warnaco Inc.’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all the assets of the Company and its domestic subsidiaries.

The Amended and Restated Credit Agreement was amended on November 6, 2006 in connection with the sale of the Company’s OP businesses.

As of March 31, 2007, under the Amended and Restated Credit Agreement, the Company had $128.7 million outstanding under the Term B Note and $25.0 million of borrowings outstanding under the revolving credit facility. The Company is not aware of any non-compliance with the covenants under the Amended and Restated Credit Agreement as of March 31, 2007 and December 30, 2006. As disclosed in its Annual Report on Form 10-K for Fiscal 2006, as of April 1, 2006, the Company was not in compliance with certain covenants related to the timely delivery and accuracy of annual and monthly financial statements. The Company obtained a thirty-day waiver of the relevant covenants and achieved compliance within the waiver period.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of March 31, 2007 and April 1, 2006.

CKJEA Notes Payable

The total CKJEA notes payable of $46.3 million at March 31, 2007 consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of March 31, 2007, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 4.33%. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Liquidity

As of March 31, 2007, the Company had working capital of $532.3 million, cash and cash equivalents of $105.3 million, short-term debt of $73.6 million and no borrowings under the Foreign Revolving Credit Facility. As of March 31, 2007, the Company had $147.8 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $225.0 million (based upon the current borrowing base calculations) plus $1.1 million of cash collateral, less outstanding letters of credit of $53.3 million and $25.0 million of borrowings under the revolving credit facility.

The Company’s total debt as of March 31, 2007 was $405.5 million, consisting of $205.0 million of the Senior Notes, $128.7 million of the Term B Note under the Amended and Restated Credit Agreement, $25.0 million of the revolving credit facility under the Amended and Restated Credit Agreement, $46.3 million of short-term notes payable and $0.5 million of other outstanding debt. The Company repaid $40.0 million of the Term B Note in January 2007 from the proceeds of the sale of the OP businesses (in addition to the $10.0 million that was repaid in the fourth quarter of Fiscal 2006).

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

Accounts receivable increased $67.4 million to $362.4 million at March 31, 2007 from $295.0 million at December 30, 2006. The increase reflects an increase of $35.7 million in the Swimwear Group (reflecting the seasonal sale of swimwear products in the Three Months Ended March 31, 2007), an increase of $18.9 million in the Sportswear Group (due primarily to the CKJEA business related to the Company’s expansion initiatives) and an increase of $12.8 million in the Intimate Apparel Group (primarily related to an increase in Lejaby sales during the Three Months Ended March 31, 2007 compared to the three months ended December 30, 2006).

Inventories decreased $26.7 million to $380.9 million at March 31, 2007 from $407.6 million at December 30, 2006 due primarily to a $22.0 million decrease in the Swimwear Group (reflecting the seasonal shipment of swimwear products).

Inventories increased $24.2 million to $380.9 million at March 31, 2007 from $356.7 million at April 1, 2006. The increase reflects a $15.9 million increase in the Sportswear Group (due primarily to the CKJEA business related to the Company’s expansion initiatives) and a $13.5 million increase in the Intimate Apparel Group (reflecting increases to support expected shipments in the second and third quarters of fiscal 2007), partially offset by a $5.2 million decrease in the Swimwear Group (primarily related to an increase in sales during the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006).

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company’s share repurchase program for the repurchase of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases which can be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. During the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, the Company did not make any share repurchases under the share repurchase program. As of March 31, 2007, the Company had purchased an aggregate of 2,021,085 shares of common stock in the open market at a total cost of approximately $44.1 million (an average cost of $21.82 per share) under the share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands of dollars)
Net cash used in operating activities:
Continuing operations	$(15,881)	$(19,922)
Discontinued operations	(7,607)	(201)
Net cash used in investing activities:
Continuing operations	(7,867)	(210,549)
Discontinued operations	—	(283)
Net cash provided by (used in) financing activities:
Continuing operations	(30,696)	129,309
Effect of exchange rate changes on cash and cash equivalents	311	598
Decrease in cash and cash equivalents	$(61,740)	$(101,048)

For the Three Months Ended March 31, 2007, cash used in operating activities from continuing operations was $15.9 million compared to $19.9 million for the Three Months Ended April 1, 2006. This $4.0 million decrease was due primarily to a $24.1 million increase in net income, partially offset by a $14.5 million increase in cash required for net working capital (primarily to service accounts payable). The Company experienced net working capital outflows of $67.3 million for the Three Months Ended March 31, 2007 compared to net working capital outflows of $52.8 million during the Three Months Ended April 1, 2006. The net working capital outflows for the Three Months Ended March 31, 2007 were due primarily to a $65.8 million increase in accounts receivable. The net working capital outflows for the Three Months Ended April 1, 2006 were due primarily to an $82.9 million increase in accounts receivable, partially offset by a $21.6 million decrease in inventory.

For the Three Months Ended March 31, 2007, cash used in operating activities from discontinued operations was $7.6 million as compared to $0.2 million in the Three Months Ended April 1, 2006. This $7.4 million increase was due primarily to the reduction of liabilities outstanding for accrued expenses related to these discontinued operations.

For the Three Months Ended March 31, 2007, cash used in investing activities from continuing operations was $7.9 million compared to $210.5 million in the Three Months Ended April 1, 2006. This $202.6 million decrease was due primarily to $203.4 million used for business acquisitions during the Three Months Ended April 1, 2006 (primarily the CKJEA business which was acquired on January 31, 2006).

For the Three Months Ended March 31, 2007, cash used in financing activities was $30.7 million compared to cash provided by financing activities of $129.3 million in the Three Months ended April 1, 2006. The $160.0 million increase in cash used in financing activities for the Three Months Ended March 31, 2007 compared to the Three Months Ended April 1, 2006 was due primarily to $180.0 million of debt issued in connection with the acquisition of the CKJEA business on January 31, 2006, partially offset by $25.0 million of proceeds received from borrowings under the revolving credit facility during the Three Months Ended March 31, 2007.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2007 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006, with the exception of certain operating leases entered into, and other contractual obligations assumed, during the Three Months Ended March 31, 2007 (See Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2006 for a description of those obligations and commitments outstanding as of December 30, 2006. In addition, following the implementation of FIN 48 on December 31, 2006 (See Note 6 of Notes to Consolidated Condensed Financial Statements), the Company recorded $20.6 million related to uncertain tax positions of which $3.4 million is expected to be settled and paid in 2007 and $17.2 million is expected to be settled and paid in 2008 and beyond.

Off-Balance Sheet Arrangements

None.

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

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2006 (as filed with the SEC on March 7, 2007), under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the

Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the new systems infrastructure; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its strategic objectives, including gross margin, SG&A and operating profit margin goals, as a result of one or more of the factors described above or otherwise; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and, as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such newly acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies under ‘‘Discussion of Critical Accounting Policies’’ included in the Company’s Annual Report on Form 10-K for Fiscal 2006, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

During Fiscal 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants’ hypothetical investments are reflected in the Company’s statement of operations. The total liability accrued attributable to participants’ accounts was $1.3 million and $0.5 million as of March 31, 2007 and April 1, 2006, respectively. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would have had an unfavorable effect of $0.1 million for the Three Months Ended March 31, 2007 and less than $0.1 million for the Three Months Ended April 1, 2006 on the Company’s income from continuing operations before provision for income taxes.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, the $128.7 million of loans outstanding at March 31, 2007 under the Term B Note and the $25.0 million outstanding at March 31, 2007 under the revolving credit facility under its Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.2 million in each of the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.2 million for each of the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the amounts outstanding under the revolving credit facility would have had an unfavorable effect of less than $0.1 million for the Three Months Ended March 31, 2007 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Central and South American and European operations, which collectively accounted for approximately 36.9% of the Company’s total net revenues for the Three Months Ended March 31, 2007. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $40.8 million and $23.3 million for the Three Months Ended March 31, 2007 and April 1, 2006, respectively. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $4.1 million and $2.3 million for the Three Months Ended March 31, 2007 and the Three Months Ended April 1, 2006, respectively.

Item 4.    Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2006, filed with the SEC on March 7, 2007, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended March 31, 2007.

The Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to three million shares of common stock in July 2005. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. During the Three Months Ended March 31, 2007, the Company did not purchase any shares under the share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

An aggregate of 71,730 shares set forth below as repurchased during the Three Months Ended March 31, 2007 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Plans
December 31, 2006 – January 27, 2007	263	$25.20	—	978,915
January 28, 2007 – February 24, 2007	3,313	$27.30	—	978,915
February 25, 2007 – March 31, 2007	68,154	$25.92	—	978,915

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*
10.1	2007 Directors’ Compensation. (incorporated by reference to Exhibit 10.16 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.2	2007 Non-Employee Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.3	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.
†	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: May 8, 2007	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer
Date: May 8, 2007	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer