Form 10-Q
period 2007-06-30
WARNACO GROUP INC /DE/
filed 2007-08-07
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 27, 2007 is as follows: 45,501,467.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	June 30, 2007	December 30, 2006	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$163,054	$166,990	$138,372
Accounts receivable, net of reserves of $82,527, $87,064 and $77,342 as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively	278,570	294,993	278,748
Inventories	357,073	407,617	310,956
Assets of discontinued operations	4,532	5,657	—
Prepaid expenses and other current assets (including deferred income taxes of $10,315, $8,413, and $9,651 as of June 30, 2007, December 30, 2006, and July 1, 2006, respectively)	57,830	72,943	75,763
Total current assets	861,059	948,200	803,839
Property, plant and equipment, net	118,317	122,628	131,389
Other assets:
Licenses, trademarks and other intangible assets, net	473,169	472,386	483,046
Goodwill	101,661	101,151	104,192
Other assets (including deferred income taxes of $18,148, $17,558, and $5,181 as of June 30, 2007, December 30, 2006, and July 1, 2006, respectively)	29,228	36,610	22,305
Total assets	$1,583,434	$1,680,975	$1,544,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$45,360	$108,739	$43,554
Accounts payable	140,597	199,310	149,555
Accrued liabilities	134,682	137,573	104,210
Liabilities of discontinued operations	1,678	7,527	—
Accrued income taxes payable (including deferred income taxes of $980, $980 and $1,469 as of June 30, 2007, December 30, 2006, and July 1, 2006, respectively)	15,892	41,174	43,863
Total current liabilities	338,209	494,323	341,182
Long-term debt	331,402	332,458	382,750
Other long-term liabilities (including deferred income taxes of $129,298, $124,883, and $100,884 as of June 30, 2007, December 30, 2006, and July 1, 2006, respectively)	189,977	171,280	161,196
Commitments and contingencies (See Notes 1, 3, 4, 6, 7, 9, 11, 15, 16 and 17)
Stockholders’ equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 47,890,050, 46,985,925 and 46,426,453 issued as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively	479	470	464
Additional paid-in capital	574,245	555,734	543,305
Accumulated other comprehensive income	35,614	31,453	21,284
Retained earnings	193,408	142,596	109,151
Treasury stock, at cost 3,149,818, 2,161,225 and 773,384 shares as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively	(79,900)	(47,339)	(14,561)
Total stockholders’ equity	723,846	682,914	659,643
Total liabilities and stockholders’ equity	$1,583,434	$1,680,975	$1,544,771

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues	$465,118	$445,562	$1,012,315	$898,744
Cost of goods sold	285,953	288,385	608,539	569,284
Gross profit	179,165	157,177	403,776	329,460
Selling, general and administrative expenses	153,727	136,572	311,759	268,762
Amortization of intangible assets	3,617	3,825	7,051	7,043
Pension expense (income)	(407)	33	(493)	5
Operating income	22,228	16,747	85,459	53,650
Other loss (income)	(6,323)	(771)	(6,926)	1,079
Interest expense	9,542	10,501	18,897	18,882
Interest income	(778)	(1,084)	(1,075)	(1,521)
Income from continuing operations before provision for income taxes	19,787	8,101	74,563	35,210
Provision for income taxes	6,129	2,599	22,817	11,516
Income from continuing operations	13,658	5,502	51,746	23,694
Income (loss) from discontinued operations, net of taxes	119	(2,079)	6	(6,389)
Net income	$13,777	$3,423	$51,752	$17,305
Basic income per common share:
Income from continuing operations	$0.30	$0.12	$1.15	$0.51
Income (loss) from discontinued operations	0.01	(0.05)	—	(0.13)
Net income	$0.31	$0.07	$1.15	$0.38
Diluted income per common share:
Income from continuing operations	$0.29	$0.12	$1.11	$0.50
Income (loss) from discontinued operations	0.01	(0.05)	—	(0.13)
Net income	$0.30	$0.07	$1.11	$0.37
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,146,246	46,082,333	45,058,976	46,114,751
Diluted	46,534,530	46,935,529	46,482,664	46,999,123

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$51,752	$17,305
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange gain	(8,814)	(2,544)
Loss (income) from discontinued operations	(6)	6,389
Depreciation and amortization	26,248	22,285
Stock-based compensation expense	7,344	7,507
Amortization of deferred financing costs	1,369	1,224
Provision for bad debt expense	1,823	2,027
Inventory writedown	26,137	18,764
Other	(69)	660
Changes in operating assets and liabilities:
Accounts receivable	18,211	(2,859)
Inventories	29,607	51,107
Prepaid expenses and other assets	9,669	(3,426)
Accounts payable, accrued expenses and other liabilities	(63,684)	(34,553)
Accrued income taxes	2,350	(2,023)
Net cash provided by operating activities of continuing operations	101,937	81,863
Net cash provided by (used in) operating activities of discontinued operations	(4,730)	2,631
Net cash provided by operating activities	97,207	84,494
Cash flows from investing activities:
Collection of notes receivable	1,531	2,500
Purchases of property, plant & equipment	(14,730)	(19,554)
Business acquisitions, net of cash acquired	(1,475)	(207,899)
Other	(139)	—
Net cash used in investing activities of continuing operations	(14,813)	(224,953)
Net cash used in investing activities of discontinued operations	—	(456)
Net cash used in investing activities	(14,813)	(225,409)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000
Repayment of Term B Note	(40,900)	(450)
Payment of debt assumed with business acquisition	—	(44,518)
Payment of deferred financing costs	—	(2,897)
Repayment of Senior Notes due 2013	—	(5,200)
Decrease in short-term CKJEA notes payable	(24,211)	(3,075)
Proceeds from the exercise of employee stock options	10,526	1,901
Purchase of treasury stock	(32,561)	(13,508)
Other	(155)	—
Net cash provided by (used in) financing activities	(87,301)	112,253
Effect of exchange rate changes on cash and cash equivalents	971	2,833
Decrease in cash and cash equivalents	(3,936)	(25,829)
Cash and cash equivalents at beginning of period	166,990	164,201
Cash and cash equivalents at end of period	$163,054	$138,372

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

Results of acquired companies are included in the Company’s operating results from the date of acquisition and, therefore, operating results on a period-to-period basis are not comparable. In the opinion of management, the information furnished reflects all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results for the reported interim periods. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, results of operations for interim periods are not necessarily indicative of the results for any other interim period or the full year.

All intercompany accounts and transactions have been eliminated in consolidation.

Periods Covered:    The period from April 1, 2007 to June 30, 2007 (the ‘‘Three Months Ended June 30, 2007’’), and the period from April 2, 2006 to July 1, 2006 (the ‘‘Three Months Ended July 1, 2006’’) each contained thirteen weeks of operations. The period from December 31, 2006 to June 30, 2007 (the ‘‘Six Months Ended June 30, 2007’’) and the period from January 1, 2006 to July 1, 2006 (the ‘‘Six Months Ended July 1, 2006’’) each contained twenty-six weeks of operations.

Reclassifications:    For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock-Based Compensation:    The fair values of stock options granted during the Three and Six Months Ended June 30, 2007 and Three and Six Months Ended July 1, 2006, respectively, were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average risk free rate of return	4.60%	5.02%	4.44%	4.62%
Dividend yield(a)	—	—	—	—
Expected volatility of the market price of the Company’s common stock	31.3%	27.0%	31.3%	27.0%
Expected option life	6 years	6 years	6 years	6 years

(a)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock-based compensation expense before income taxes:
Stock options	$1,570	$2,517	$3,465	$4,410
Restricted stock grants	1,764	1,966	3,879	3,432
Total(a)	3,334	4,483	7,344	7,842
Income tax benefit:
Stock options	557	893	1,228	1,562
Restricted stock grants	625	697	1,374	1,216
Total	1,182	1,590	2,602	2,778
Stock-based compensation expense after income taxes:
Stock options	1,013	1,624	2,237	2,848
Restricted stock grants	1,139	1,269	2,505	2,216
Total	$2,152	$2,893	$4,742	$5,064

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Included in income from continuing operations	$3,334	$4,303	$7,344	$7,507
Included in loss from discontinued operations	—	180	—	335
	$3,334	$4,483	$7,344	$7,842

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income
Taxes – an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 6.

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

In May 2007, the FASB issued FASB Staff Position (‘‘FSP’’) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (‘‘FSP FIN 48-1’’). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FSP FIN 48-1 did not have a material effect on the Company’s consolidated condensed financial statements.

Note 2 — Acquisitions

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, on January 31, 2006, the Company acquired 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein® jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘Bridge’’ line of sportswear and accessories in Europe (collectively the ‘‘CKJEA Business’’). Results of operations for the Three Months Ended June 30, 2007 and the Six Months Ended June 30, 2007 include three months and six months, respectively, of operating activity of the CKJEA Business, while results of operations for the Three Months Ended July 1, 2006 and the Six Months Ended July 1, 2006 include three months and five months, respectively, of operating activity of the CKJEA Business.

During the Six Months Ended June 30, 2007, the Company purchased a business which operates eight retail stores in Shanghai, China from one of its franchisees for a total consideration of approximately $1,589.

Note 3 — Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007(a)	July 1, 2006	June 30, 2007(a)	July 1, 2006
Net revenues	$1,565	$6,021	$10,352	$15,621
Income (loss) before provision for income taxes	$149	$(2,748)	$11	$(8,462)
Provision (benefit) for income taxes	30	(669)	5	(2,073)
Income (loss) from discontinued operations	$119	$(2,079)	$6	$(6,389)

(a)	See footnote (a) to the table below.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	June 30, 2007(a)	December 30, 2006
Accounts receivable, net	$3,103	$3,428
Inventories, net	745	217
Prepaid expenses and other current assets	555	1,831
Property, plant and equipment, net	129	181
Assets of discontinued operations	$4,532	$5,657
Accounts payable	$614	$3,315
Accrued liabilities	1,064	4,212
Liabilities of discontinued operations	$1,678	$7,527

(a)	Pursuant to the Asset Purchase Agreement, dated October 31, 2006, for the sale of the Company’s Ocean Pacific businesses (which sale was consummated on November 6, 2006), the Company was obligated to provide certain transition services to the buyer and was obligated to fulfill certain open orders on hand as of the consummation date. Operating results for the Three and Six Months Ended June 30, 2007 as well as fluctuations in assets and liabilities from December 30, 2006 to June 30, 2007 primarily reflect transactions entered into by the Company pursuant to these obligations.

Note 4 — Restructuring Expenses

During the Three and Six Months Ended June 30, 2007, the Company incurred restructuring charges of $3,319 and $4,161, respectively, related to expenses associated with management’s initiatives to increase productivity and profitability in the Swimwear Group as well as expenses associated with the shutdown of a technical research operation in Rhode Island. Actions taken by management to increase productivity and profitability in the Swimwear Group include the closure of the Company’s swim goggle manufacturing facility in Canada, as a result of the decision to outsource the Company’s swim goggle production, and the rationalization of its swimwear workforce in California and Mexico. Management continues to evaluate various initiatives to increase productivity and profitability in the Swimwear Group and achieve greater efficiencies across its operating platforms.

The table below summarizes the restructuring expenses for the Three and Six Months Ended June 30, 2007 and Three and Six Months Ended July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Employee termination costs and related items(a)	$2,226	$—	$2,384	$—
Property, plant and equipment – accelerated depreciation / write-down(b)	571	—	638	—
Inventory write-down(c)	155	—	755	—
Lease and contract termination costs(c)	269	—	269	—
Legal fees and other	98	—	115	—
	$3,319	$—	$4,161	$—
Cash portion of restructuring items	$2,593	$—	$2,768	$—
Non-cash portion of restructuring items	726	—	1,393	—

(a)	Relates to employees whose jobs were eliminated during the Six Months Ended June 30, 2007 associated with the closure of a swim goggle manufacturing facility located in Canada (92 employees), the rationalization of the Company’s swimwear workforce in California and Mexico (247 employees) and the shutdown of a technical research operation in Rhode Island (five employees).
(b)	Reflects asset impairment / accelerated depreciation charges associated with the closure of a swim goggle manufacturing facility located in Canada and the closure of a technical research operation in Rhode Island.
(c)	Relates to the closure of a swim goggle manufacturing facility located in Canada.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three and Six Months Ended June 30, 2007 and Three and Six Months Ended July 1, 2006, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of goods sold	$2,401	$—	$3,001	$—
Selling, general and administrative expenses	918	—	1,160	—
	$3,319	$—	$4,161	$—

Changes in liabilities related to restructuring expenses for the Six Months Ended June 30, 2007 are summarized below:

	Employee Termination Costs	Legal Fees and Other	Lease and Contract Termination	Total(a)
Balance at December 30, 2006	$—	$—	$—	$—
Charges for the Six Months Ended June 30, 2007	2,384	115	269	2,768
Cash reductions for the Six Months Ended June 30, 2007	(1,387)	(77)	—	(1,464)
Non-cash changes and foreign currency effects	43	3	2	48
Balance at June 30, 2007	$1,040	$41	$271	$1,352

(a)	The Company expects these amounts to be paid within the next 12 months.

Note 5 — Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of June 30, 2007, the Sportswear Group operated 259 Calvin Klein retail stores worldwide (consisting of 35 free-standing stores and 224 shop-in-shop/concession stores). As of June 30, 2007, there were also 255 retail stores operated by third parties under retail licenses or franchise and distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the acquisition of the CKJEA Business.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Warner’s®, Olga®, Body Nancy Ganz/Bodyslimmers®, Calvin Klein, Lejaby®, and Rasurel® brand names. As of June 30, 2007, the Intimate Apparel Group operated: (i) 405 Calvin Klein retail stores worldwide (consisting of 78 free-standing stores (including one on-line store) and 327 shop-in-shop/concession stores); and (ii) 79 Lejaby retail stores (consisting of one free-standing store and 78 shop-in-shop stores). As of June 30, 2007, there were also 57 Calvin Klein retail stores operated by third parties under retail licenses or franchise or distributor agreements.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other	Total
Three Months Ended June 30, 2007
Net revenues	$192,890	$160,475	$111,753	$465,118	$—	$465,118
Operating income (loss)	18,981	21,796	(5,506)	35,271	(13,043)	22,228
Depreciation and amortization	7,013	2,940	2,714	12,667	1,057	13,724
Restructuring expenses	21	19	3,279	3,319	—	3,319
Capital expenditures	4,843	1,850	199	6,892	1,472	8,364
Three Months Ended July 1, 2006
Net revenues	$167,622	$151,262	$126,678	$445,562	$—	$445,562
Operating income (loss)	2,498	18,723	3,811	25,032	(8,285)	16,747
Depreciation and amortization	4,946	2,572	2,685	10,203	933	11,136
Capital expenditures	2,460	1,980	724	5,164	2,666	7,830
Six Months Ended June 30, 2007
Net revenues	$428,321	$335,451	$248,543	$1,012,315	$—	$1,012,315
Operating income (loss)	46,595	51,271	13,447	111,313	(25,854)	85,459
Depreciation and amortization	13,361	5,842	4,878	24,081	2,167	26,248
Restructuring expenses	119	120	3,945	4,184	(23)	4,161
Capital expenditures	7,648	2,984	285	10,917	3,017	13,934
Six Months Ended July 1, 2006
Net revenues	$335,494	$302,221	$261,029	$898,744	$—	$898,744
Operating income (loss)	10,440	35,166	22,977	68,583	(14,933)	53,650
Depreciation and amortization	10,257	5,088	5,275	20,620	1,665	22,285
Capital expenditures	3,718	2,892	1,948	8,558	6,964	15,522
Balance Sheet
Total Assets:
June 30, 2007	$770,854	$409,720	$230,943	$1,411,517	$171,917	$1,583,434
December 30, 2006	772,154	403,500	310,206	1,485,860	195,115	1,680,975
July 1, 2006	648,910	399,138	310,763	1,358,811	185,960	1,544,771
Property, Plant and Equipment:
June 30, 2007	$20,654	$19,127	$11,510	$51,291	$67,026	$118,317
December 30, 2006	16,453	18,918	13,700	49,071	73,557	122,628
July 1, 2006	26,698	18,163	17,627	62,488	68,901	131,389

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. Certain intangible assets with carrying values of $166,800 and $104,200 were reclassified from Corporate/Other to the Sportswear Group and Intimate Apparel Group, respectively, as of July 1, 2006 to conform to the current presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Unallocated corporate expenses(a)	$11,986	$7,352	$23,687	$13,268
Depreciation and amortization of corporate assets	1,057	933	2,167	1,665
Corporate/other	$13,043	$8,285	$25,854	$14,933

(a)	The increase in unallocated corporate expenses was due primarily to an increase in amounts accrued for performance-based employee incentive compensation.

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating income by operating group	$35,271	$25,032	$111,313	$68,583
Corporate/other	(13,043)	(8,285)	(25,854)	(14,933)
Operating income	22,228	16,747	85,459	53,650
Other loss (income)	(6,323)	(771)	(6,926)	1,079
Interest expense	9,542	10,501	18,897	18,882
Interest income	(778)	(1,084)	(1,075)	(1,521)
Income from continuing operations before provision for income taxes	$19,787	$8,101	$74,563	$35,210

Geographic Information:    Net revenues summarized by geographic region are as follows:

	Three Months Ended
	June 30, 2007%		July 1, 2006%
Net revenues:
United States	$271,161	58.3%	$270,199	60.6%
Europe	100,587	21.6%	89,585	20.1%
Asia	50,764	10.9%	43,301	9.7%
Canada	27,312	5.9%	26,103	5.9%
Central and South America	15,294	3.3%	16,374	3.7%
	$465,118	100.0%	$445,562	100.0%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended
	June 30, 2007%		July 1, 2006%
Net revenues:
United States	$554,104	54.7%	$545,133	60.6%
Europe	259,853	25.7%	188,056	20.9%
Asia	113,502	11.2%	84,422	9.4%
Canada	52,063	5.2%	50,054	5.6%
Central and South America	32,793	3.2%	31,079	3.5%
	$1,012,315	100.0%	$898,744	100.0%

Information about Major Customers:    For the Three Months Ended June 30, 2007, the Six Months Ended June 30, 2007, the Three Months Ended July 1, 2006 and the Six Months Ended July 1, 2006, no one customer accounted for 10% or more of the Company’s net revenues.

Note 6 — Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Provision for income taxes included in income from continuing operations
Domestic	$(85)	$(861)	$6,758	$(2,007)
Foreign	6,214	3,460	16,059	13,523
	$6,129	$2,599	$22,817	$11,516

The effective tax rate for the Three Months Ended June 30, 2007 was approximately 31.0% compared to approximately 32.1% for the Three Months Ended July 1, 2006. The lower effective tax rate for the Three Months Ended June 30, 2007 reflects a benefit from a favorable tax ruling granted by the Netherlands taxation authority partially offset by a charge of $1,636 related to the correction of errors in prior period income tax provisions associated with the treatment of intercompany transactions with certain of the Company’s foreign subsidiaries. These errors were not material to any prior period.

The effective tax rate for the Six Months Ended June 30, 2007 was approximately 30.6% compared to approximately 32.7% for the Six Months Ended July 1, 2006. The lower effective tax rate for the Six Months Ended June 30, 2007 reflects a benefit from a favorable tax ruling granted by the Netherlands taxation authority partially offset by a charge of $1,636 related to the correction of errors in prior period income tax provisions associated with the treatment of intercompany transactions with certain of the Company’s foreign subsidiaries. These errors were not material to any prior period.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of June 30, 2007 was approximately

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

$120,000 of which up to approximately $2,000 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets. In the event the Company generates sufficient domestic earnings, management may conclude that a reduction to some or all of the valuation allowance is appropriate. Should such a determination be made, the total income statement benefit that could be realized would be up to approximately $2,000 (as noted above) with the remaining valuation allowance reduction resulting in a corresponding reduction of intangible assets.

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of approximately $11,000 of which approximately $6,000 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets.

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

The Company adopted the provisions of FIN 48 as of December 31, 2006 (the beginning of fiscal 2007). In accordance with FIN 48, the Company recognized, as of December 31, 2006, the cumulative-effect adjustment of decreasing unrecognized tax benefits by $500 and reducing retained earnings and intangible assets by approximately $1,000 and $1,500 respectively. Additionally, the Company’s deferred tax assets and related valuation allowance was reduced by approximately $41,000. As of December 31, 2006, the Company had unrecognized tax benefits of approximately $65,000, of which $7,000 will reduce the effective income tax rate when recognized.

Also upon the adoption of FIN 48, the Company reclassified approximately $17,000 from current tax liabilities to non-current tax liabilities. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will be reduced by between $2,000 and $4,000 by the end of 2007 due to the expiration of statutes of limitations and the resolution of tax examinations.

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of June 30, 2007 and December 31, 2006 of approximately $800 and $500, respectively.

For the Three Months Ended June 30, 2007 the Company reduced uncertain tax positions by approximately $1,000 resulting from the favorable conclusion of an audit in one of the Company’s foreign jurisdictions. The financial statement benefit for this item was offset by an increase in the valuation allowance.

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

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$26	$—	$49	$75
Interest cost	2,274	2,249	110	102
Expected return on plan assets	(2,546)	(2,332)	—	—
Amortization of actuarial loss	—	—	36	31
Net benefit (income) cost(a)	$(246)	$(83)	$195	$208

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$50	$—	$98	$150
Interest cost	4,544	4,498	220	204
Expected return on plan assets	(5,092)	(4,664)	—	—
Amortization of actuarial loss	—	—	72	62
Net benefit (income) cost(a)	$(498)	$(166)	$390	$416

(a)	Pension Plan net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of $(161), $116, $5 and $171 for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and Six Months Ended July 1, 2006, respectively.

The Company’s contributions to the domestic plan were $5,700 during the Six Months Ended June 30, 2007 and are expected to be $13,700 in total for the fiscal year ended December 29, 2007.

Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $1,392, $745 and $594 as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 8 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$13,777	$3,423	$51,752	$17,305
Other comprehensive income:
Foreign currency translation adjustments	2,899	14,942	4,055	16,961
Other	(5)	(376)	106	(345)
Total comprehensive income	$16,671	$17,989	$55,913	$33,921

The components of accumulated other comprehensive income as of June 30, 2007, December 30, 2006 and July 1, 2006 are summarized below:

	June 30, 2007	December 30, 2006	July 1, 2006
Foreign currency translation adjustments(a)	$38,132	$34,077	$21,466
Adjustment to initially apply SFAS 158	(2,350)	(2,350)	—
Other	(168)	(274)	(182)
Total accumulated other comprehensive income	$35,614	$31,453	$21,284

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

The Company’s Annual Report on Form 10-K for Fiscal 2006 included the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (‘‘SFAS 158’’) as a component of Other Comprehensive Income for Fiscal 2006. The effect of adopting SFAS 158 should have been classified as a separate component of Accumulated Other Comprehensive Income, not as a component of Other Comprehensive Income within the Company’s Consolidated Statement of Stockholders’ Equity for Fiscal 2006. The cumulative effect of adopting SFAS 158 was $2,350. Other Comprehensive Income for Fiscal 2006 should have been reported as $79,885, not $77,535 as originally reported. The Company will correct its presentation of Other Comprehensive Income for Fiscal 2006 in its Annual Report on Form 10-K for the year ending December 29, 2007. The correction of Other Comprehensive Income for Fiscal 2006 has no effect on Accumulated Other Comprehensive Income, Stockholders’ Equity, Total Assets or Net Income for any period previously reported.

Note 9 — Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	June 30, 2007	December 30, 2006	July 1, 2006
Finished goods	$279,720	$308,043	$241,677
Work in process/in transit	47,556	63,965	39,666
Raw materials	29,797	35,609	29,613
	$357,073	$407,617	$310,956

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

As of June 30, 2007, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $8,255 for a total of approximately €6,140 at a weighted average exchange rate of $1.3444 to €1.00. The foreign currency exchange contracts mature through November 2007 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the related gains/losses recorded by the Company were not material for either the Three or Six Months Ended June 30, 2007.

Note 10 — Intangible Assets and Goodwill

The following tables set forth intangible assets as of June 30, 2007, December 30, 2006 and July 1, 2006 and the activity in the intangible asset accounts for the Six Months Ended June 30, 2007:

	June 30, 2007			December 30, 2006			July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$322,330	$24,710	$297,620	$314,810	$18,824	$295,986	$279,987	$14,525	$265,462
Licenses for a term (Company as licensor)	—	—	—	—	—	—	5,861	2,212	3,649
Sales order backlog	1,600	1,600	—	1,600	1,600	—	1,900	1,900	—
Other(a)	15,966	3,168	12,798	15,007	2,003	13,004	13,639	776	12,863
	339,896	29,478	310,418	331,417	22,427	308,990	301,387	19,413	281,974
Indefinite-lived intangible assets:
Trademarks	119,811	—	119,811	120,153	—	120,153	155,572	—	155,572
Licenses in perpetuity	42,940	—	42,940	43,243	—	43,243	45,500	—	45,500
	162,751	—	162,751	163,396	—	163,396	201,072	—	201,072
Intangible Assets	$502,647	$29,478	$473,169	$494,813	$22,427	$472,386	$502,459	$19,413	$483,046

(a)	In connection with the purchase of a business which operates eight retail stores in Shanghai, China, the Company recorded an intangible asset of approximately $500 during the Six Months Ended June 30, 2007 related to a non-compete agreement with the seller. See Note 2.

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Other	Total
Balance at December 30, 2006	$120,153	$43,243	$295,986	$13,004	$472,386
Acquisition of Shanghai stores	—	—	—	500	500
Amortization expense	—	—	(5,886)	(1,165)	(7,051)
Translation adjustments	465	—	7,889	459	8,813
Adoption of FIN 48(a)	(807)	(303)	(369)	—	(1,479)
Balance at June 30, 2007	$119,811	$42,940	$297,620	$12,798	$473,169

(a)	Reflects the effect of the adoption of FIN 48 on December 31, 2006. See Note 6.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2008	$9,513
2009	9,062
2010	9,055
2011	8,515
2012	8,356

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended June 30, 2007:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Balance at December 30, 2006	$100,150	$359	$642	$101,151
Adjustment:
Translation adjustments	359	10	—	369
Other	141	—	—	141
Balance at June 30, 2007	$100,650	$369	$642	$101,661

Note 11 — Debt

Debt was as follows:

	June 30, 2007	December 30, 2006	July 1, 2006
Short-term debt:
CKJEA notes payable	$43,138	$66,461	$41,754
Current portion of Term B Note due 2013	1,800	41,800	1,800
Other	422	478	—
	45,360	108,739	43,554
Long-term debt:
8 7/8% Senior Notes due 2013	205,000	205,000	205,000
Term B Note due 2013	126,400	127,300	177,750
Other	2	158	—
	331,402	332,458	382,750
Total Debt	$376,762	$441,197	$426,304

Senior Notes

The terms of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of June 30, 2007, December 30, 2006 and July 1, 2006.

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 9.14% as of June 30, 2007, 9.12% as of December 30, 2006 and 9.14% as of July 1, 2006.

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

	June 30, 2007	December 30, 2006	July 1, 2006
Unrealized loss:
2003 Swap Agreement	$(2,378)	$(1,622)	$(3,133)
2004 Swap Agreement	(1,449)	(1,091)	(1,870)
Net unrealized loss	$(3,827)	$(2,713)	$(5,003)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated in connection with the closing of the acquisition of the CKJEA Business (as further amended on November 6, 2006 in connection with the sale of the Company’s OP business, the ‘‘Amended and Restated Credit Agreement’’). The Company is not aware of any non-compliance with the covenants under the Company’s Amended and Restated Credit Agreement as of June 30, 2007 and December 30, 2006. As disclosed in its Annual Report on Form 10-K for Fiscal 2006, as of July 1, 2006, the Company was not in compliance with certain covenants related to the timely delivery and accuracy of annual and monthly financial statements. The Company obtained a thirty-day waiver of the relevant covenants and achieved compliance within the waiver period. Terms of the Amended and Restated Credit Agreement restrict the Company’s ability to make certain payments, including dividends.

As of June 30, 2007, under the Amended and Restated Credit Agreement, the Company had $128,200 outstanding under the Term B Note and no amounts outstanding under the revolving credit facility. As of June 30, 2007, the Company had $235,367 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $223,906 (based upon the current borrowing base calculations) plus $63,629 of cash collateral, less outstanding letters of credit of $52,168.

CKJEA Notes Payable

As of June 30, 2007 and July 1, 2006, the weighted average interest rate for the outstanding CKJEA notes payable was approximately 5.01% and 3.56%, respectively. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Foreign Revolving Credit Facility

During fiscal 2005, certain of the Company’s foreign subsidiaries entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). As of June 30,

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

2007, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of June 30, 2007, December 30, 2006 and July 1, 2006.

Note 12 — Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at June 30, 2007, December 30, 2006 and July 1, 2006.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over the next four years. During the Six Months Ended June 30, 2007, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program.

During the Six Months Ended June 30, 2007, the Company repurchased 911,548 shares of its common stock in the open market at a total cost of $30,500 (an average cost of $33.50 per share) under its prior share repurchase program (which program was approved in July 2005) (the ‘‘2005 Share Repurchase Program’’). During the Six Months Ended July 1, 2006, the Company repurchased 675,000 shares of its common stock in the open market at total cost of $12,200 (an average cost of $18.05 per share) under the 2005 Share Repurchase Program. As of June 30, 2007, the Company had cumulatively purchased an aggregate of 2,932,633 shares of common stock in the open market at a total cost of approximately $74,600 (an average cost of $25.45 per share) under the 2005 Share Repurchase Program. Both the 2005 and 2007 Share Repurchase Programs may be modified or terminated by the Company’s Board of Directors at any time.

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of, and for the Six Months Ended, June 30, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 30, 2006	4,162,328	$18.01
Granted	300,700	27.11
Exercised	(647,135)	16.26
Forfeited Expired	(80,533)	21.83
Outstanding as of June 30, 2007	3,735,360	$18.97
Exercisable as of June 30, 2007	2,444,171	$16.49

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of, and for the Six Months Ended, June 30, 2007 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 30, 2006	616,367	$22.44
Granted	554,991	27.19
Vested	(236,190)	21.65
Forfeited	(37,207)	24.16
Unvested as of June 30, 2007	897,961	$25.51

Note 13 — Supplemental Cash Flow Information

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash paid (received) during the period for:
Interest expense	$15,945	$14,358
Interest income	(73)	(511)
Income taxes, net of refunds received	20,467	11,644
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,955	4,292

Note 14 — Income per Common Share

	Three Months Ended
	June 30, 2007	July 1, 2006
Numerator for basic and diluted income per common share:
Income from continuing operations	$13,658	$5,502
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,146,246	46,082,333
Income per common share from continuing operations	$0.30	$0.12
Diluted:
Weighted average number of shares outstanding	45,146,246	46,082,333
Effect of dilutive securities:
Employee stock options	1,064,140	666,415
Unvested employees’ restricted stock	324,144	186,781
Weighted average number of shares and share equivalents outstanding	46,534,530	46,935,529
Income per common share from continuing operations	$0.29	$0.12
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	—	2,268,116

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Numerator for basic and diluted income per common share:
Income from continuing operations	$51,746	$23,694
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,058,976	46,114,751
Income per common share from continuing operations	$1.15	$0.51
Diluted:
Weighted average number of shares outstanding	45,058,976	46,114,751
Effect of dilutive securities:
Employee stock options	1,063,292	726,073
Unvested employees’ restricted stock	360,396	158,299
Weighted average number of shares and share equivalents outstanding	46,482,664	46,999,123
Income per common share from continuing operations	$1.11	$0.50
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	—	1,110,900

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16 — Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of June 30, 2007, December 30, 2006 and July 1, 2006 and for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	June 30, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,684	$290	$94,080	$—	$163,054
Accounts receivable, net	—	—	126,942	151,628	—	278,570
Inventories	—	78,866	111,956	166,251	—	357,073
Prepaid expenses and other current assets	—	4,415	8,923	49,024	—	62,362
Total current assets	—	151,965	248,111	460,983	—	861,059
Property, plant and equipment, net	—	64,416	8,390	45,511	—	118,317
Investment in subsidiaries	983,250	551,617	—	—	(1,534,867)	—
Other assets	—	22,480	227,949	353,629	—	604,058
Total assets	$983,250	$790,478	$484,450	$860,123	$(1,534,867)	$1,583,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$74,350	$30,485	$233,374	$—	$338,209
Total current liabilities	—	74,350	30,485	233,374	—	338,209
Intercompany accounts	259,404	(196,196)	(223,295)	160,087	—	—
Long-term debt	—	331,400	—	2	—	331,402
Other long-term liabilities	—	103,414	2,580	83,983	—	189,977
Stockholders’ equity	723,846	477,510	674,680	382,677	(1,534,867)	723,846
Total liabilities and stockholders’ equity	$983,250	$790,478	$484,450	$860,123	$(1,534,867)	$1,583,434

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,255	$104	$98,631	$—	$166,990
Accounts receivable, net	—	—	141,800	153,193	—	294,993
Inventories	—	79,181	165,827	162,609	—	407,617
Prepaid expenses and other current assets	—	9,427	11,832	57,341	—	78,600
Total current assets	—	156,863	319,563	471,774	—	948,200
Property, plant and equipment, net	—	43,049	35,261	44,318	—	122,628
Investment in subsidiaries	928,277	551,617	—	—	(1,479,894)	—
Other assets	—	26,551	237,571	346,025	—	610,147
Total assets	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$154,147	$55,202	$284,974	$—	$494,323
Total current liabilities	—	154,147	55,202	284,974	—	494,323
Intercompany accounts	245,363	(269,459)	(135,204)	159,300	—	—
Long-term debt	—	332,300	—	158	—	332,458
Other long-term liabilities	—	89,683	1,594	80,003	—	171,280
Stockholders’ equity	682,914	471,409	670,803	337,682	(1,479,894)	682,914
Total liabilities and stockholders’ equity	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,795	$343	$80,234	$—	$138,372
Accounts receivable, net	—	—	149,374	129,374	—	278,748
Inventories	—	70,695	105,665	134,596	—	310,956
Prepaid expenses and other current assets	—	26,683	9,200	39,880	—	75,763
Total current assets	—	155,173	264,582	384,084	—	803,839
Property, plant and equipment, net	—	55,901	33,569	41,919	—	131,389
Investment in subsidiaries	884,663	551,617	—	—	(1,436,280)	—
Other assets	—	36,160	296,032	277,351	—	609,543
Total assets	$884,663	$798,851	$594,183	$703,354	$(1,436,280)	$1,544,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$93,570	$37,943	$209,669	$—	$341,182
Total current liabilities	—	93,570	37,943	209,669	—	341,182
Intercompany accounts	225,020	(314,350)	(79,958)	169,288	—	—
Long-term debt	—	382,750	—	—	—	382,750
Other long-term liabilities	—	106,811	13,533	40,852	—	161,196
Stockholders’ equity	659,643	530,070	622,665	283,545	(1,436,280)	659,643
Total liabilities and stockholders’ equity	$884,663	$798,851	$594,183	$703,354	$(1,436,280)	$1,544,771

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended June 30, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$213,587	$336,996	$461,732	$—	$1,012,315
Cost of goods sold	—	149,841	230,942	227,756	—	608,539
Gross profit	—	63,746	106,054	233,976	—	403,776
SG&A expenses (including amortization of intangible assets)	—	45,583	103,913	169,314	—	318,810
Pension expense (income)	—	(699)	—	206	—	(493)
Operating income (loss)	—	18,862	2,141	64,456	—	85,459
Equity in income of subsidiaries	(51,752)	—	—	—	51,752	—
Intercompany	—	(4,394)	(4,418)	8,812	—	—
Other (income) loss	—	12	(6)	(6,932)	—	(6,926)
Interest (income) expense, net	—	15,836	(5)	1,991	—	17,822
Income (loss) from continuing operations before provision for income taxes	51,752	7,408	6,570	60,585	(51,752)	74,563
Provision (benefit) for income taxes	—	2,267	2,010	18,540	—	22,817
Income (loss) from continuing operations	51,752	5,141	4,560	42,045	(51,752)	51,746
Income (loss) from discontinued operations, net of income taxes	—	40	(680)	646	—	6
Net income (loss)	$51,752	$5,181	$3,880	$42,691	$(51,752)	$51,752

	Six Months Ended July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$203,754	$341,937	$353,053	$—	$898,744
Cost of goods sold	—	153,876	237,928	177,480	—	569,284
Gross profit	—	49,878	104,009	175,573	—	329,460
SG&A expenses (including amortization of intangible assets)	—	59,351	83,736	132,718	—	275,805
Pension expense (income)	—	(166)	—	171	—	5
Operating income (loss)	—	(9,307)	20,273	42,684	—	53,650
Equity in income of subsidiaries	(17,305)	—	—	—	17,305	—
Intercompany	—	(1,386)	(3,530)	4,916	—	—
Other (income) loss	—	1,656	(149)	(428)	—	1,079
Interest (income) expense, net	—	57,413	(41,151)	1,099	—	17,361
Income (loss) from continuing operations before provision for income taxes	17,305	(66,990)	65,103	37,097	(17,305)	35,210
Provision (benefit) for income taxes	—	(24,185)	22,589	13,112	—	11,516
Income (loss) from continuing operations	17,305	(42,805)	42,514	23,985	(17,305)	23,694
Income (loss) from discontinued operations, net of income taxes	—	(1,523)	(4,904)	38	—	(6,389)
Net income (loss)	$17,305	$(44,328)	$37,610	$24,023	$(17,305)	$17,305

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended June 30, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$22,035	$46,125	$6,443	$27,334	$—	$101,937
Net cash provided by (used) in operating activities from discontinued operations	—	11	(4,949)	208	—	(4,730)
Net cash provided by (used in) operating activities	22,035	46,136	1,494	27,542	—	97,207
Cash flows from investing activities:
Collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(6,422)	(280)	(8,028)	—	(14,730)
Business acquisitions, net of cash acquired	—	(665)	—	(810)	—	(1,475)
Other	—	692	(1,028)	197	—	(139)
Net cash used in investing activities	—	(4,864)	(1,308)	(8,641)	—	(14,813)
Cash flows from financing activities:
Repayment of Term B Note	—	(40,900)	—	—	—	(40,900)
Decrease in short-term CKJEA notes payable	—	—	—	(24,211)	—	(24,211)
Proceeds from the exercise of employee stock options	10,526	—	—	—	—	10,526
Purchase of treasury stock	(32,561)	—	—	—	—	(32,561)
Other	—	57	—	(212)	—	(155)
Net cash provided by (used in) financing activities	(22,035)	(40,843)	—	(24,423)	—	(87,301)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	971	—	971
Increase (decrease) in cash and cash equivalents	—	429	186	(4,551)	—	(3,936)
Cash and cash equivalents at beginning of period	—	68,255	104	98,631	—	166,990
Cash and cash equivalents at end of period	$—	$68,684	$290	$94,080	$—	$163,054

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$11,607	$(1,567)	$(1,374)	$73,197	$—	$81,863
Net cash provided by (used in) operating activities from discontinued operations	—	1	3,062	(432)	—	2,631
Net cash provided by (used in) operating activities	11,607	(1,566)	1,688	72,765	—	84,494
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	2,496	—	4	—	2,500
Purchase of property, plant and equipment	—	(12,909)	(1,494)	(5,151)	—	(19,554)
Business acquisitions, net of cash acquired		(207,899)	—	—		(207,899)
Net cash used in investing activities from continuing operations	—	(218,312)	(1,494)	(5,147)	—	(224,953)
Net cash used in investing activities from discontinued operations	—	—	(432)	(24)	—	(456)
Net cash used in investing activities	—	(218,312)	(1,926)	(5,171)	—	(225,409)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000	—	—	—	180,000
Payment of debt assumed with business acquisition	—	—	—	(44,518)	—	(44,518)
Payment of deferred financing costs	—	(2,897)	—	—	—	(2,897)
Increase (decrease) in short-term note payable and long-term debt	—	—	—	(3,525)	—	(3,525)
Repayment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Proceeds from the exercise of employee stock options	1,901	—	—	—	—	1,901
Purchase of treasury stock	(13,508)	—	—	—	—	(13,508)
Net cash provided by (used in) financing activities	(11,607)	171,903	—	(48,043)	—	112,253
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,833	—	2,833
Decrease in cash and cash equivalents	—	(47,975)	(238)	22,384	—	(25,829)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$57,795	$343	$80,234	$—	$138,372

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17 — Commitments

With the exception of the additional information presented in the table below, the contractual obligations and commitments in existence as of June 30, 2007 did not differ materially from those disclosed as of December 30, 2006 in the Company’s Annual Report on Form 10-K for Fiscal 2006.

	Payments Due by Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases entered into during the Six Months Ended June 30, 2007	$4,034	$5,394	$5,027	$3,061	$1,382	$3,452	$22,350
Other contractual obligations assumed during the Six Months Ended June 30, 2007	3,530	694	39	35	180	118	4,596
Total	$7,564	$6,088	$5,066	$3,096	$1,562	$3,570	$26,946

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

The period April 1, 2007 to June 30, 2007 (the ‘‘Three Months Ended June 30, 2007’’) and the period April 2, 2006 to July 1, 2006 (the ‘‘Three Months Ended July 1, 2006’’) both contained thirteen weeks of operations. The period December 31, 2006 to June 30, 2007 (the ‘‘Six Months Ended June 30, 2007’’) and the period January 1, 2006 to July 1, 2006 (the ‘‘Six Months Ended July 1, 2006’’) both contained twenty-six weeks of operations. References to ‘‘Core Intimates’’ refer to the Intimate Apparel Group’s Warner’s®, Olga®, Body Nancy Ganz /Bodyslimmers® and Lejaby® brand names and intimate apparel private labels. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein®and Michael Kors®.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the Internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, Costco and Wal-Mart Stores. As of June 30, 2007, the Company operated: (i) 664 Calvin Klein retail stores worldwide (consisting of 113 free-standing stores (including one on-line store) and 551 shop-in-shop/concession stores); (ii) 79 Lejaby retail stores (consisting of one free-standing store and 78 shop-in-shop stores); and (iii) one Speedo® on-line store. As of June 30, 2007, there were also 312 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

Highlights for the Three and Six Months Ended June 30, 2007 included:

•	Net revenues increased $19.6 million, or 4.4%, to $465.1 million for the Three Months Ended June 30, 2007, and increased $113.6 million, or 12.6%, to $1.0 billion for the Six Months Ended June 30, 2007 led primarily by the Company’s Calvin Klein Jeans and Underwear businesses, both domestic and abroad.

•	Gross profit increased $22.0 million, or 14.0%, to $179.2 million for the Three Months Ended June 30, 2007, and increased $74.3 million, or 22.6%, to $403.8 million for the Six Months Ended June 30, 2007, led primarily by the Company’s Calvin Klein Jeans and Underwear businesses, both domestic and abroad. Gross margin increased 320 basis points to 38.5% for the Three Months Ended June 30, 2007, and increased 320 basis points to 39.9% for the Six Months Ended June 30, 2007.

•	Operating income increased $5.5 million, or 32.7%, to $22.2 million for the Three Months Ended June 30, 2007, and increased $31.8 million, or 59.3%, to $85.5 million for the Six Months Ended June 30, 2007. Operating margin increased 100 basis points to 4.8% for the Three Months Ended June 30, 2007, and increased 240 basis points to 8.4% for the Six Months Ended June 30, 2007. Included in the operating income for the Three and Six Months

Ended June 30, 2007 are restructuring expenses of $3.3 million and $4.2 million, respectively, primarily related to management initiatives undertaken to improve the profitability of the Swimwear Group. The Company continues to evaluate opportunities to improve productivity and profitability in its Swimwear Group including an ongoing review of its manufacturing operations.

•	Net income increased to $13.8 million (or $0.30 per diluted share) for the Three Months Ended June 30, 2007 compared to $3.4 million (or $0.07 per diluted share) for the Three Months Ended July 1, 2006. Net income increased to $51.8 million (or $1.11 per diluted share) for the Six Months Ended June 30, 2007 compared to $17.3 million (or $0.37 per diluted share) for the Six Months Ended July 1, 2006.

•	Cash and cash equivalents remained relatively flat from $167.0 million at December 30, 2006 to $163.1 million at June 30, 2007, despite the use of $40.9 million to pay-down a portion of the outstanding Term B Note (as defined below) and the use of $30.5 million to repurchase 911,548 shares of the Company’s common stock in the open market under the Company’s 2005 Share Repurchase Program (as defined below).

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

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006 and the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. The results of the Company’s discontinued operations are included in ‘‘Loss from discontinued operations, net of taxes’’ for all periods presented.

	Three Months Ended June 30, 2007	% of Net Revenues	Three Months Ended July 1, 2006	% of Net Revenues	Six Months Ended June 30, 2007	% of Net Revenues	Six Months Ended July 1, 2006	% of Net Revenues
	(in thousands of dollars)
Net revenues	$465,118	100.0%	$445,562	100.0%	$1,012,315	100.0%	$898,744	100.0%
Cost of goods sold	285,953	61.5%	288,385	64.7%	608,539	60.1%	569,284	63.3%
Gross profit	179,165	38.5%	157,177	35.3%	403,776	39.9%	329,460	36.7%
Selling, general and administrative expenses	153,727	33.1%	136,572	30.7%	311,759	30.8%	268,762	29.9%
Amortization of intangible assets	3,617	0.7%	3,825	0.8%	7,051	0.7%	7,043	0.8%
Pension expense (income)	(407)	−0.1%	33	0.0%	(493)	0.0%	5	0.0%
Operating income	22,228	4.8%	16,747	3.8%	85,459	8.4%	53,650	6.0%
Other loss (income)	(6,323)		(771)		(6,926)		1,079
Interest expense	9,542		10,501		18,897		18,882
Interest income	(778)		(1,084)		(1,075)		(1,521)
Income from continuing operations before provision for income taxes	19,787		8,101		74,563		35,210
Provision for income taxes	6,129		2,599		22,817		11,516
Income from continuing operations	13,658		5,502		51,746		23,694
Income (loss) from discontinued operations, net of taxes	119		(2,079)		6		(6,389)
Net income	$13,777		$3,423		$51,752		$17,305

Net Revenues

Net revenues by group were as follows:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Increase (Decrease)	% Change	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$192,890	$167,622	$25,268	15.1%	$428,321	$335,494	$92,827	27.7%
Intimate Apparel Group	160,475	151,262	9,213	6.1%	335,451	302,221	33,230	11.0%
Swimwear Group	111,753	126,678	(14,925)	−11.8%	248,543	261,029	(12,486)	−4.8%
Net revenues	$465,118	$445,562	$19,556	4.4%	$1,012,315	$898,744	$113,571	12.6%

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Net revenues increased $19.6 million, or 4.4%, to $465.1 million for the Three Months Ended June 30, 2007 compared to $445.6 million for the Three Months Ended July 1, 2006. Net revenues related to the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘Bridge’’ line of sportswear and accessories in Europe (collectively the

‘‘CKJEA Business’’) (acquired on January 31, 2006 and included in the Sportswear Group) were $78.5 million and $63.7 million for the Three Months Ended June 30, 2007 and the Three Months Ended July 1, 2006, respectively. In addition to the CKJEA Business net revenue increase, the Sportswear Group (excluding the CKJEA Business) increased $10.5 million and the Intimate Apparel Group increased $9.2 million. Offsetting these increases was a decline in the Swimwear Group’s net revenues of $14.9 million. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in an $8.8 million increase in net revenues for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Net revenues increased $113.6 million, or 12.6%, to $1,012.3 million for the Six Months Ended June 30, 2007 compared to $898.7 million for the Six Months Ended July 1, 2006. Net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $201.8 million (which includes $34.4 million related to January 2007) and $124.1 million for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively. In addition to the net revenue increase attributable to the CKJEA Business, the Intimate Apparel Group increased $33.2 million and the Sportswear Group (excluding the CKJEA Business) increased $15.2 million. Offsetting these increases was a decline in the Swimwear Group’s net revenues of $12.5 million. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $23.3 million increase in net revenues for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006.

The following table summarizes the Company’s net revenues by channel of distribution for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006:

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
United States – wholesale
Department stores and independent retailers	13%	16%
Specialty stores	9%	9%
Chain stores	8%	9%
Mass merchandisers	5%	7%
Membership clubs and other	19%	19%
Total United States – wholesale	54%	60%
International – wholesale	30%	28%
Retail / other	16%	12%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Increase (Decrease)	% Change	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans(a)	$103,472	$91,577	$11,895	13.0%	$249,518	$188,253	$61,265	32.5%
Chaps	42,469	37,245	5,224	14.0%	83,139	82,216	923	1.1%
Mass sportswear licensing(b)	13	1,032	(1,019)	−98.7%	233	2,288	(2,055)	−89.8%
Sportswear wholesale	145,954	129,854	16,100	12.4%	332,890	272,757	60,133	22.0%
Sportswear retail	46,936	37,768	9,168	24.3%	95,431	62,737	32,694	52.1%
Sportswear Group(c)	$192,890	$167,622	$25,268	15.1%	$428,321	$335,494	$92,827	27.7%

(a)	Includes net revenues related to the CKJEA Business (acquired on January 31, 2006) of $31.8 million, $26.1 million, $106.9 million, and $61.5 million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.
(b)	Mass sportswear licensing revenues relate to design services fees earned in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future revenues associated with White Stag.
(c)	Includes net revenues of $8.0 million, $3.5 million, $20.8 million and $12.0 million related to the Calvin Klein accessories business in Europe for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Calvin Klein Jeans wholesale net revenues increased $11.9 million for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $31.8 million for the Three Months Ended June 30, 2007 compared to $26.1 million for the Three Months Ended July 1, 2006. The $5.7 million increase in CKJEA Business wholesale net revenues primarily reflects the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $6.2 million increase in wholesale net revenues reflects a $6.2 million increase in the U.S., a $1.2 million increase in Canada and a $0.2 million increase in Europe, partially offset by a $1.4 million decrease in Mexico. The increase in wholesale net revenues in the U.S. reflects a $5.9 million increase in sales to department stores (due mainly to the strong performance of women’s programs) and a $5.4 million increase in sales to membership clubs, partially offset by a $2.3 million decrease in sales to customers in the off-price channel of distribution, a $1.6 million decrease in sales to Calvin Klein Inc. owned retail stores and a $1.2 million net decrease in all other channels of distribution. Sales to membership clubs for fiscal 2007 are expected to be comparable to sales to membership clubs for Fiscal 2006. The increase in wholesale net revenues in Canada primarily reflects the timing of certain shipments which occurred during the Three Months Ended June 30, 2007 while comparable shipments occurred in the second half of Fiscal 2006. The decrease in wholesale net revenues in Mexico primarily reflects a decrease in sales to membership clubs.

Chaps® net revenues increased $5.2 million reflecting a $6.2 million increase in the U.S., partially offset by a $0.7 million decrease in Mexico and a $0.3 million decrease in Canada. The increase in the U.S. reflects a $4.7 million increase in sales to chain stores (primarily to Kohl’s Corporation) and a $2.2 million increase in sales to department stores, partially offset by a $0.7 million net decrease in all other channels of distribution. The increase in sales to department stores primarily reflects favorable experience in customer allowances, partially offset by the planned reduction of inventory at retail as a result of the increased turn requirements for Chaps in this channel.

Sportswear retail net revenues increased $9.2 million for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006. Net revenues for the Three Months Ended June 30, 2007 include $46.6 million compared to $37.6 million for the Three Months Ended

July 1, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. The $9.0 million increase in the CKJEA Business reflects increases related to both new and same store sales and the positive effect of foreign currency translation.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Calvin Klein Jeans wholesale net revenues increased $61.3 million for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $106.9 million (inclusive of $19.6 million related to January 2007) for the Six Months Ended June 30, 2007 compared to $61.5 million for the Six Months Ended July 1, 2006. The $45.4 million increase in CKJEA wholesale business net revenues primarily reflects an additional month of operations, the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $15.9 million increase in wholesale net revenues reflects a $15.4 million increase in the U.S. and a $1.6 million increase in Canada, partially offset by a $0.9 million decrease in Mexico and a $0.2 million decrease in Europe. The increase in wholesale net revenues in the U.S. reflects a $15.8 million increase in sales to membership clubs and a $3.4 million increase in sales to department stores (due mainly to strong performance in women’s programs), partially offset by a $2.7 million decrease in sales to Calvin Klein Inc. owned retail stores and a $1.1 million net decrease in all other channels of distribution. Sales to membership clubs for fiscal 2007 are expected to be comparable to sales to membership clubs in Fiscal 2006. The increase in wholesale net revenues in Canada primarily reflects the timing of certain shipments which occurred during the Six Months Ended June 30, 2007 while comparable shipments occurred in the second half of Fiscal 2006. The decrease in wholesale net revenues in Mexico primarily reflects a decrease in sales to department stores.

Chaps® net revenues increased $0.9 million reflecting a $2.2 million increase in the U.S., partially offset by a $1.2 million decrease in Canada and a $0.1 million decrease in Mexico. The increase in net revenues in the U.S. reflects an $8.4 million increase in sales to chain stores (primarily to Kohl’s Corporation), partially offset by a $4.4 million decrease in department stores (primarily reflecting the planned reduction of inventory at retail as a result of the increased turn requirements for Chaps in this channel), a $1.2 million decrease in the military channel of distribution and a $0.6 million net decrease in all other channels of distribution.

Sportswear retail net revenues increased $32.7 million for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. Net revenues for the Six Months Ended June 30, 2007 include $94.9 million (inclusive of $14.9 million related to January 2007) compared to $62.6 million for the Six Months Ended July 1, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. The $32.3 million increase in the CKJEA Business primarily reflects an additional month of operations, increases related to both new and same store sales and the positive effect of foreign currency translation.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Increase (Decrease)	% Change	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$71,700	$66,303	$5,397	8.1%	$146,220	$126,667	$19,553	15.4%
Core Intimates	58,744	61,393	(2,649)	−4.3%	131,893	130,960	933	0.7%
Intimate Apparel wholesale	130,444	127,696	2,748	2.2%	278,113	257,627	20,486	8.0%
Intimate Apparel retail(a)	30,031	23,566	6,465	27.4%	57,338	44,594	12,744	28.6%
Intimate Apparel Group	$160,475	$151,262	$9,213	6.1%	$335,451	$302,221	$33,230	11.0%

(a)	Includes, among other brands, Calvin Klein of $27.7 million, $20.7 million, $52.6 million and $39.6 million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

The $5.4 million increase in Calvin Klein Underwear wholesale net revenues reflects a $3.5 million increase in the U.S., a $1.6 million increase in Europe, a $0.3 million increase in Mexico and a $0.2 million increase in Asia, partially offset by a $0.2 million decrease in Canada. The increase in net revenues in the U.S. reflects a $5.5 million increase in sales to customers in the off-price channel of distribution (due primarily to women’s programs), a $1.9 million increase in sales to department stores (due primarily to stronger demand in women’s programs), a $0.5 million increase in sales to specialty stores and a $0.1 million increase in sales to chain stores, partially offset by a $4.5 million decrease in sales to membership clubs (primarily due to the initial sell-in of products associated with the introduction of men’s programs in this channel during the Three Months Ended July 1, 2006). The increase in net revenues in Europe primarily reflects strong performance in men’s programs and the positive effect of foreign currency translation, slightly offset by a decrease in women’s programs. Women’s programs in the Three Months Ended July 1, 2006 included the launch of 365®.

The $2.6 million decrease in Core Intimates net revenues reflects a $3.8 million decrease in Europe, partially offset by a $0.6 million increase in Canada, a $0.5 million increase in the U.S. and a $0.1 million increase in Mexico. The decrease in net revenues in Europe reflects a $3.8 million decrease in the Company’s Lejaby business primarily resulting from a decrease in sales volume in Lejaby’s core lines, partially offset by the addition of the Elixir line and the positive effect of foreign currency translation. The increase in net revenues in Canada primarily reflects a $0.7 million increase in the Lejaby business reflecting the Company’s expansion of the Lejaby label into Canada beginning late in Fiscal 2006.

The $6.5 million increase in Intimate Apparel retail net revenues reflects a $4.5 million increase in Europe, a $1.1 million increase in the U.S., a $0.5 million increase in Asia and a $0.4 million combined increase in Canada and Mexico. The increase in net revenues in Europe reflects sales associated with new stores, an average increase of approximately 14% in same store sales and the positive effect of foreign currency translation. The increase in the U.S. primarily reflects an increase in sales attributable to the Company’s Calvin Klein Underwear Internet retail website, CKU.com.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

The $19.6 million increase in Calvin Klein Underwear wholesale net revenues reflects a $14.0 million increase in the U.S., a $6.9 million increase in Europe and a $0.4 million increase in Mexico, partially offset by a $0.9 million decrease in Asia and a $0.8 million decrease in Canada. The increase in net revenues in the U.S. reflects a $13.1 million increase in sales to customers in the off-price channel of distribution (due primarily to women’s programs), a $1.7 million increase in sales to specialty stores, a $1.6 million increase in sales to department stores and a $0.4 million increase in sales to chain stores, partially offset by a $2.8 million decrease in sales to membership clubs (due primarily to the initial sell-in of products associated with the launch of men’s programs in this channel during the Six Months Ended July 1, 2006). The increase in net revenues in Europe reflects increases in both men’s and women’s programs (due primarily to the strong performance of new products and fashion lines launched in the latter half of Fiscal 2006) and the positive effect of foreign currency translation.

The $0.9 million increase in Core Intimates net revenues reflects a $1.5 million increase in Europe and a $1.4 million increase in Canada, partially offset by a $1.8 million decrease in the U.S. and a $0.2 million decrease in Mexico. The increases in net revenues in Europe primarily reflects an increase in the Company’s Lejaby business due primarily to the positive effect of foreign currency translation combined with an increase in sales related to the launch of the Company’s new Elixir line of lingerie. The increase in net revenues in Canada primarily reflects a $1.3 million increase in the Lejaby business reflecting the Company’s expansion of the Lejaby label into Canada beginning late in Fiscal 2006. The decrease in the U.S. reflects a $5.8 million decrease in sales to chain stores, a $3.6 million decrease in sales to department stores and a $1.3 million decrease in sales to membership clubs, partially offset by a $4.9 million increase in sales to customers in the off-price channel of distribution, a $3.4 million increase in sales to specialty stores and a net $0.6 million increase in all other channels of distribution. The decreases in sales to chain and department stores were due primarily to initial sell-in of products in Fiscal 2006, primarily associated with the launch of Olga in Sears in January 2006 and the launch of Olga’s Christina in June 2006. The increase in sales to the off-price channel of distribution was due primarily to a $1.6 million increase in the Company’s Speedo sports bra program combined with an increase in sales of Warner’s to this channel of distribution. The increase in sales to specialty stores was due primarily to a $3.4 million increase in the Company’s private label business.

The $12.7 million increase in Intimate Apparel retail net revenues reflects a $9.7 million increase in Europe, a $1.8 million increase in the U.S., a $0.6 million increase in Asia, a $0.5 million increase in Canada and a $0.1 million increase in Mexico. The increase in net revenues in Europe reflects sales associated with new stores, an average increase of approximately 12% in same store sales and the positive effect of foreign currency translation. The increase in the U.S. reflects an increase in sales attributable to the Company’s Calvin Klein Underwear Internet retail website, CKU.com.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Increase (Decrease)	% Change	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$70,305	$77,875	$(7,570)	−9.7%	$152,801	$160,322	$(7,521)	−4.7%
Designer(a)	38,524	46,971	(8,447)	−18.0%	90,358	97,548	(7,190)	−7.4%
Swimwear wholesale	108,829	124,846	(16,017)	−12.8%	243,159	257,870	(14,711)	−5.7%
Swimwear retail	2,924	1,832	1,092	59.6%	5,384	3,159	2,225	70.4%
Swimwear Group	$111,753	$126,678	$(14,925)	−11.8%	$248,543	$261,029	$(12,486)	−4.8%

(a)	Includes, among other brands, Calvin Klein of $6.9 million, $6.0 million, $18.3 million and $12.3 million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

The $7.6 million decrease in net revenues for Speedo wholesale reflects a $7.5 million decrease in the U.S. and a $0.4 million decrease in Canada, partially offset by a $0.3 million increase in Mexico. The decrease in net revenues in the U.S. reflects a $3.4 million decrease in sales to chain stores, a $3.2 million decrease in sales to membership clubs and a $1.1 million decrease in sales to mass merchandisers (primarily Target, Inc.), partially offset by a $0.2 million net increase in all other channels of distribution. The decreases in all U.S. channels of distribution primarily reflect lower than expected sell-through at retail.

The $8.4 million decrease in Designer wholesale net revenues reflects a $9.1 million decrease in the U.S. and a $0.1 million decrease in Canada, partially offset by a $0.6 million increase in Europe and a $0.2 million increase in Mexico. The decrease in net revenues in the U.S. reflects a $4.9 million decrease in sales to mass merchandisers (primarily Wal-Mart Stores, Inc. related to the reduced space allocated to the Catalina brand), a $4.0 million decrease in sales to the off-price channel of distribution (reflecting a decrease due to higher revenues in this channel during the Three Months Ended July 1, 2006 related to the recovery of late/delayed shipments caused by disruptions associated with the implementation of a new systems infrastructure in the first quarter of Fiscal 2006) and a $0.2 million decrease in sales to all other channels of distribution. The increase in net revenues in Europe reflects the positive reception of current year collections in this market, improved sourcing and shipping performance and the positive effect of foreign currency translation.

The $1.1 million increase in Swimwear retail net revenues reflects an increase in sales attributable to the Company’s Speedo Internet retail website, SpeedoUSA.com.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

The $7.5 million decrease in net revenues for Speedo wholesale reflects a $9.0 million decrease in the U.S., partially offset by a $0.9 million increase in Mexico and a $0.6 million increase in Canada. The decrease in net revenues in the U.S. reflects an $8.3 million decrease in sales to membership clubs (primarily due to the initial launch of shoes and accessories lines into this channel during the Six Months Ended July 1, 2006), a $6.1 million decrease in sales to chain stores (primarily Kohl’s Corporation due to lower than expected sell-through of the Company’s branded swimwear products at retail) and a $2.1 million decrease in sales to mass merchandisers (primarily Target, Inc.), partially offset by a $2.4 million increase in sales to specialty stores, a $2.0 million increase in sales to the off-price channel of distribution and a net $3.1 million increase in all other channels of distribution.

The $7.2 million decrease in Designer wholesale net revenues reflects a $13.7 million decrease in the U.S., partially offset by a $5.6 million increase in Europe and a $0.9 million increase in Mexico. The decrease in net revenues in the U.S. reflects a $4.8 million decrease in sales to the off-price channel of distribution (see discussion of three months off-price net revenues above), a $4.1 million decrease in sales to mass merchandisers (primarily Wal-Mart Stores, Inc. related to the reduced space allocated to the Catalina brand), a $2.0 million decrease in sales to department stores, a $1.3 million decrease in catalog sales and a $1.5 million decrease in all other channels of distribution.

The $2.2 million increase in Swimwear retail net revenues reflects an increase in sales attributable to the Company’s Speedo Internet retail website, SpeedoUSA.com.

Gross Profit

Gross profit was as follows:

	Three Months Ended June 30, 2007	% of Segment Net Revenues	Three Months Ended July 1, 2006	% of Segment Net Revenues	Six Months Ended June 30, 2007	% of Segment Net Revenues	Six Months Ended July 1, 2006	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group(a)	$83,692	43.4%	$61,462	36.7%	$181,623	42.4%	$121,516	36.2%
Intimate Apparel Group	70,649	44.0%	62,326	41.2%	146,371	43.6%	124,808	41.3%
Swimwear Group	24,824	22.2%	33,389	26.4%	75,782	30.5%	83,136	31.8%
Total gross profit	$179,165	38.5%	$157,177	35.3%	$403,776	39.9%	$329,460	36.7%

(a)	Includes gross profit related to the CKJEA Business (acquired on January 31, 2006) of $45.8 million, $35.2 million, $110.2 million and $69.1 million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007, and the Six Months Ended July 1, 2006, respectively.

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Gross profit was $179.2 million, or 38.5% of net revenues, for the Three Months Ended June 30, 2007 compared to $157.2 million, or 35.3% of net revenues, for the Three Months Ended July 1, 2006. The $22.0 million increase in gross profit and the 320 basis point increase in gross margin were due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for the Three Months Ended June 30, 2007 is $2.4 million of restructuring expenses included in cost of goods sold (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.3 million increase in gross profit for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006.

Sportswear Group gross profit increased $22.2 million and gross margin increased 670 basis points for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006. The increase in gross profit reflects an $8.7 million increase in Calvin Klein Jeans wholesale (including a

$3.7 million increase in the CKJEA Business), a $6.9 million increase in Sportswear retail (due primarily to the CKJEA Business) and a $6.6 million increase in Chaps. The majority of the increase in gross margin was due to increases in the wholesale Calvin Klein Jeans and Chaps businesses. The increase in Calvin Klein Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in customer allowances.

Intimate Apparel Group gross profit increased $8.3 million and gross margin increased 280 basis points for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006. The increase in gross profit reflects a $3.8 million increase in Calvin Klein Underwear wholesale and a $4.8 million increase in Intimate Apparel retail (due primarily to increases in net revenues, discussed above), partially offset by a $0.3 million decrease in Core Intimates (due primarily to an unfavorable change in sales mix reflecting increased off-price and private label sales, as discussed above). The increase in gross margin reflects a 230 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe), a 310 basis point increase in Intimate Apparel retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives) and a 100 basis point increase in Core Intimates (due primarily to better experience in customer allowances).

Swimwear Group gross profit decreased $8.6 million and gross margin decreased 420 basis points for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006. The decrease in gross profit reflects a $5.0 million decrease in Speedo wholesale (primarily reflecting a decrease in net revenues as discussed above) and a $4.4 million decrease in Designer wholesale (primarily reflecting a decrease in net revenues discussed above), partially offset by a $0.8 million increase in Swimwear retail. Speedo gross profit for the Three Months Ended June 30, 2007 included $2.3 million of restructuring expenses (see Note 4 of Notes to Consolidated Condensed Financial Statements). The decrease in gross margin reflects a 330 basis point decrease in Speedo wholesale and an 890 basis point decrease in Designer wholesale, partially offset by a 50 basis point increase in Swimwear retail. The decrease in Swimwear Group gross profit also includes $0.8 million ($0.6 million Speedo wholesale and $0.2 million Designer wholesale) of unfavorable manufacturing variances from the underutilization of owned manufacturing plants and $3.5 million of additional inventory markdown expense in Designer wholesale necessary to sell or dispose of excess inventory. Management is evaluating current and future product requirements, owned manufacturing capacity and the availability of third party sources of production. This evaluation may result in the rationalization of additional owned swimwear production facilities.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Gross profit was $403.8 million, or 39.9% of net revenues, for the Six Months Ended June 30, 2007 compared to $329.5 million, or 36.7% of net revenues, for the Six Months Ended July 1, 2006. The $74.3 million increase in gross profit and the 320 basis point increase in gross margin were due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for the Six Months Ended June 30, 2007 is $3.0 million of restructuring expenses included in cost of goods sold (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $11.9 million increase in gross profit for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006.

Sportswear Group gross profit increased $60.1 million and gross margin increased 620 basis points for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. The increase in gross profit reflects a $32.8 million increase in Calvin Klein Jeans wholesale (including a $20.5 million increase in the CKJEA Business), a $20.8 million increase in Sportswear retail (primarily due to the CKJEA Business) and a $6.8 million increase in Chaps, partially offset by a $0.3 million decrease in Mass sportswear licensing. The majority of the increase in gross margin was due to increases in the wholesale Calvin Klein Jeans and Chaps businesses. The increase in Calvin Klein

Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in customer allowances.

Intimate Apparel Group gross profit increased $21.6 million and gross margin increased 230 basis points for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. The increase in gross profit reflects a $13.3 million increase in Calvin Klein Underwear wholesale and a $9.1 million increase in Intimate Apparel retail, partially offset by a $0.8 million decrease in Core Intimates (due primarily to an unfavorable change in sales mix reflecting increased off-price and private label sales, as discussed above). The increase in gross margin reflects a 390 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe) and a 250 basis point increase in Intimate Apparel retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives), partially offset by a 90 basis point decrease in Core Intimates.

Swimwear Group gross profit decreased $7.4 million and gross margin decreased 130 basis points for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006. The decrease in gross profit reflects a $5.4 million decrease in Speedo wholesale (reflecting a decrease in net revenues discussed above) and a $3.3 million decrease in Designer wholesale (reflecting a decrease in net revenues discussed above), partially offset by a $1.3 million increase in Swimwear retail. Speedo wholesale gross profit for the Six Months Ended June 30, 2007 included $2.9 million of restructuring expenses (see Note 4 of Notes to Consolidated Condensed Financial Statements). The decrease in gross margin reflects a 170 basis point decrease in Speedo wholesale, a 200 basis point decrease in Designer wholesale and a 270 basis point decrease in Swimwear retail. The decrease in Swimwear Group gross profit also includes $0.8 million ($0.6 million Speedo wholesale and $0.2 million Designer wholesale) of unfavorable manufacturing variances from the underutilization of owned manufacturing plants and $4.4 million of additional inventory markdown expense ($1.0 million wholesale and $3.4 million Designer wholesale) necessary to sell or dispose of excess inventory. Management is evaluating current and future product requirements, owned manufacturing capacity and the availability of third party sources of production. This evaluation may result in the rationalization of additional owned swimwear production facilities.

Selling, General and Administrative Expenses

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Selling, general & administrative (‘‘SG&A’’) expenses increased $17.1 million to $153.7 million (33.1% of net revenues) for the Three Months Ended June 30, 2007 compared to $136.6 million (30.7% of net revenues) for the Three Months Ended July 1, 2006, reflecting a $6.7 million increase related to the CKJEA Business (which was acquired on January 31, 2006). Excluding the SG&A expenses for the CKJEA Business, marketing expenses increased by $2.0 million (due primarily to a change in timing of advertisements placed in the first quarter of Fiscal 2006 while comparable advertisements in the current year started during the Three Months Ended June 30, 2007 and are planned to continue over the second half of the year), selling and distribution expenses increased by $1.5 million (related primarily to increased retail revenues), administrative expenses increased by $6.0 million (due primarily to a $2.0 million increase in amounts accrued for performance-based employee incentive compensation, increased professional services of $1.8 million and a $1.0 million increase related to growth in European Calvin Klein Underwear operations) and restructuring expenses included in SG&A expenses increased $0.9 million (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $3.7 million unfavorable effect which increased SG&A expenses for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

SG&A expenses increased $43.0 million to $311.8 million (30.8% of net revenues) for the Six Months Ended June 30, 2007 compared to $268.8 million (29.9% of net revenues) for the Six Months

Ended July 1, 2006, reflecting a $27.5 million increase related to the CKJEA Business (which was acquired on January 31, 2006). Excluding the SG&A expenses for the CKJEA Business, marketing expenses decreased by $1.3 million (due primarily to reduced spending and a change in timing of advertisements planned for later in fiscal 2007), selling and distribution expenses increased by $2.2 million (related primarily to increased retail revenues), administrative expenses increased by $13.4 million (due primarily to an $8.5 million increase in amounts accrued for performance-based employee incentive compensation and increased professional services of $2.7 million) and restructuring expenses included in SG&A expenses increased $1.2 million (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had an $8.8 million unfavorable effect which increased SG&A expenses for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006.

Amortization of Intangible Assets

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Amortization of intangible assets decreased to $3.6 million for the Three Months Ended June 30, 2007 compared to $3.8 million for the Three Months Ended July 1, 2006, including $2.4 million and $2.6 million, respectively, of amortization expense related to the CKJEA Business which was acquired on January 31, 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Amortization of intangible assets remained flat for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006, including $4.7 million and $4.6 million, respectively, of amortization expense related to the CKJEA Business which was acquired on January 31, 2006.

Operating Income

The following table presents operating income by group:

	Three Months Ended June 30, 2007	% of Total Net Revenues	Three Months Ended July 1, 2006	% of Total Net Revenues	Six Months Ended June 30, 2007	% of Total Net Revenues	Six Months Ended July 1, 2006	% of Total Net Revenues
	(in thousands of dollars)
Sportswear Group	$18,981		$2,498		$46,595		$10,440
Intimate Apparel Group	21,796		18,723		51,271		35,166
Swimwear Group	(5,506)		3,811		13,447		22,977
Unallocated corporate expenses	(13,043)	−2.8%	(8,285)	−1.9%	(25,854)	−2.6%	(14,933)	−1.7%
Operating income	$22,228	4.8%	$16,747	3.8%	$85,459	8.4%	$53,650	6.0%

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Operating income was $22.2 million (4.8% of net revenues) for the Three Months Ended June 30, 2007 compared to $16.7 million (3.8% of net revenues) for the Three Months Ended July 1, 2006. Included in operating income is operating income of $3.1 million for the Three Months Ended June 1, 2007 and operating loss of $1.0 million for the Three Months Ended July 1, 2006 related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group). In addition to the increase related to the CKJEA Business, operating income for the Intimate Apparel Group increased $3.1 million (led by Intimate Apparel retail with a $2.8 million increase) and the Sportswear Group (excluding the CKJEA Business) increased $12.4 million (led by Chaps with a $7.4 million increase). Partially offsetting these increases was a $9.3 million decrease in operating income of the Swimwear Group (including approximately $3.2 million of restructuring expenses during the Three Months Ended June 30, 2007) and a $4.8 million increase in unallocated corporate expenses (due primarily to an increase in incentive-based employee compensation expense). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.6 million increase in operating income for the Three Months Ended June 30, 2007 compared to the Three Months Ended July 1, 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Operating income was $85.5 million (8.4% of net revenues) for the Six Months Ended June 30, 2007 compared to $53.7 million (6.0% of net revenues) for the Six Months Ended July 1, 2006. Operating income related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group) was $18.5 million and $5.0 million for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively. In addition to the increase related to the CKJEA Business, operating income for the Intimate Apparel Group increased $16.1 million (led by Calvin Klein Underwear wholesale with a $13.6 million increase) and the Sportswear Group (excluding the CKJEA Business) increased $22.6 million (led by Calvin Klein Jeans wholesale with a $13.5 million increase). Partially offsetting these increases was a $9.5 million decrease in operating income of the Swimwear Group (including approximately $3.9 million of restructuring expenses during the Six Months Ended June 30, 2007) and a $10.9 million increase in unallocated corporate expenses (due primarily to an increase in incentive-based employee compensation expense). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $3.1 million increase in operating income for the Six Months Ended June 30, 2007 compared to the Six Months Ended July 1, 2006.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended June 30, 2007(c)	% of Brand Net Revenues	Three Months Ended July 1, 2006(c)	% of Brand Net Revenues	Six Months Ended June 30, 2007(c)	% of Brand Net Revenues	Six Months Ended July 1, 2006(c)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans(a)	$9,152	8.8%	$2,832	3.1%	$31,684	12.7%	$9,642	5.1%
Chaps	2,828	6.7%	(4,578)	−12.3%	3,758	4.5%	(5,396)	−6.6%
Mass sportswear licensing(b)	(19)	−146.2%	(18)	−1.7%	(138)	−59.2%	(12)	−0.5%
Sportswear wholesale	11,961	8.2%	(1,764)	−1.4%	35,304	10.6%	4,234	1.6%
Sportswear retail	7,020	15.0%	4,262	11.3%	11,291	11.8%	6,206	9.9%
Sportswear Group	$18,981	9.8%	$2,498	1.5%	$46,595	10.9%	$10,440	3.1%

(a)	Includes operating income (loss) related to the CKJEA wholesale business of $(4.0) million, $(5.3) million, $7.3 million and $(1.2) million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007, and the Six Months Ended July 1, 2006, respectively.
(b)	Mass sportswear licensing operating loss relates to the design services business in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future income or incur any future losses associated with White Stag.
(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
	(in thousands of dollars)
Calvin Klein Jeans	$2,784	$2,735	$5,648	$5,453
Chaps	1,995	2,398	3,989	4,779
Mass sportswear licensing	—	61	—	121
Sportswear wholesale	4,779	5,194	9,637	10,353
Sportswear retail	163	—	244	—
Sportswear Group	$4,942	$5,194	$9,881	$10,353

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Sportswear Group operating income increased $16.5 million, or 659.8%. Operating income for the Three Months Ended June 30, 2007 includes operating income of $3.1 million compared to operating loss of $1.0 million for the Three Months Ended July 1, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, Sportswear Group operating income increased $12.4 million, or 353.5%, reflecting a $5.0 million increase in Calvin Klein Jeans wholesale and a $7.4 million increase in Chaps. The increase in Calvin Klein Jeans wholesale without the CKJEA Business reflects a $5.0 million increase in gross profit (discussed above). The increase in Chaps reflects a $6.6 million increase in gross profit (discussed above) combined with a $0.8 million decrease in SG&A expenses (due primarily to a reduction in selling and distribution expenses associated with the decrease in sales volume described in net revenues above).

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Sportswear Group operating income increased $36.1 million, or 346.3%. Operating income for the Six Months Ended June 30, 2007 includes $18.5 million compared to $5.0 million for the Six Months Ended July 1, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, Sportswear Group operating income increased $22.6 million, or 418.7%, reflecting a $13.5 million increase in Calvin Klein Jeans wholesale and a $9.2 million increase in Chaps, partially offset by a $0.1 million decrease in Mass sportswear licensing. The increase in Calvin Klein Jeans wholesale without the CKJEA Business reflects a $12.3 million increase in gross profit (discussed above) combined with a $1.2 million decrease in SG&A expenses (due primarily to a decrease in selling expenses attributable to reduced headcount associated with certain discontinued lines, combined with reduction in warehousing and distribution expenses associated with an increase in the ratio of ‘‘drop shipments’’ (product shipped directly from a supplier to a customer) to total shipments). The increase in Chaps reflects a $6.8 million increase in gross profit (discussed above) combined with a $2.4 million decrease in SG&A expenses (due primarily to a reduction in selling and distribution expenses associated with the reduction in sales volume described above).

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended June 30, 2007(b)	% of Brand Net Revenues	Three Months Ended July 1, 2006(b)	% of Brand Net Revenues	Six Months Ended June 30, 2007(b)	% of Brand Net Revenues	Six Months Ended July 1, 2006(b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$12,774	17.8%	$11,109	16.8%	$28,752	19.7%	$15,192	12.0%
Core Intimates	2,295	3.9%	3,671	6.0%	10,196	7.7%	12,165	9.3%
Intimate Apparel wholesale	15,069	11.6%	14,780	11.6%	38,948	14.0%	27,357	10.6%
Intimate Apparel retail(a)	6,727	22.4%	3,943	16.7%	12,323	21.5%	7,809	17.5%
Intimate Apparel Group	$21,796	13.6%	$18,723	12.4%	$51,271	15.3%	$35,166	11.6%

(a)	Includes, among other brands, Calvin Klein of $6.7 million, $4.0 million, $12.4 million and $8.0 million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.
(b)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
	(in thousands of dollars)
Calvin Klein Underwear	$2,291	$1,821	$4,585	$3,629
Core Intimates	1,516	1,514	3,032	3,017
Intimate Apparel wholesale	3,807	3,335	7,617	6,646
Intimate Apparel retail	—	—	—	—
Intimate Apparel Group	$3,807	$3,335	$7,617	$6,646

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Intimate Apparel Group operating income increased $3.1 million, or 16.4%, over the prior year reflecting a $1.7 million increase in Calvin Klein Underwear wholesale and a $2.8 million increase in Intimate Apparel retail, partially offset by a $1.4 million decrease in Core Intimates. The increase in Calvin Klein Underwear wholesale reflects a $3.8 million increase in gross profit (discussed above), partially offset by a $2.1 million increase in SG&A expenses. The increase in SG&A expenses for Calvin Klein Underwear wholesale was due primarily to an increase in marketing expenditures (which expenditures the Company incurred during the Three Months Ended June 30, 2007 with the balance expected to be incurred during the remainder of fiscal 2007, while comparable expenditures were incurred entirely in the first quarter of Fiscal 2006) combined with an increase in administrative expenses (mainly in foreign operations due to the negative effect of foreign currency translation). The increase in Intimate Apparel retail reflects a $4.8 million increase in gross profit (discussed above), partially offset by a $2.0 million increase in SG&A expenses (due primarily to increased selling expenditures related to increased sales and the negative effect of foreign currency translation). The decrease in Core Intimates reflects a $0.3 million decrease in gross profit (discussed above) and a $1.2 million increase in SG&A expenses (primarily in foreign operations due to the negative effect of foreign currency translation), partially offset by a $0.1 million decrease in pension expense.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Intimate Apparel Group operating income increased $16.1 million, or 45.8%, over the prior year reflecting a $13.6 million increase in Calvin Klein Underwear wholesale and a $4.5 million increase in Intimate Apparel retail, partially offset by a $2.0 million decrease in Core Intimates. The increase in Calvin Klein Underwear wholesale reflects a $13.3 million increase in gross profit (discussed above) combined with a $0.3 million decrease in SG&A expenses. The increase in SG&A expenses for Calvin Klein Underwear wholesale was due primarily to a decrease in marketing expenditures (which expenditures the Company incurred during the Six Months Ended June 30, 2007 with the balance expected to be incurred during the remainder of fiscal 2007, while comparable expenditures were incurred entirely in the first quarter of Fiscal 2006) combined with an increase in administrative expenses (mainly in foreign operations due to the negative effect of foreign currency translation). The increase in Intimate Apparel retail reflects a $9.1 million increase in gross profit (discussed above), partially offset by a $4.6 million increase in SG&A expenses (due primarily to increased selling expenditures related to increased sales and the negative effect of foreign currency translation). The decrease in Core Intimates reflects a $0.8 million decrease in gross profit (discussed above), a $1.1 million increase in SG&A expenses (primarily in foreign operations due to the negative effect of foreign currency translation) and a $0.1 million increase in pension expense.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended June 30, 2007(b)	% of Brand Net Revenues	Three Months Ended July 1, 2006(b)	% of Brand Net Revenues	Six Months Ended June 30, 2007(b)	% of Brand Net Revenues	Six Months Ended July 1, 2006(b)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$2,806	4.0%	$8,757	11.2%	$15,580	10.2%	$21,627	13.5%
Designer(a)	(9,702)	−25.2%	(5,816)	−12.4%	(4,429)	−4.9%	(23)	0.0%
Swimwear wholesale	(6,896)	−6.3%	2,941	2.4%	11,151	4.6%	21,604	8.4%
Swimwear retail	1,390	47.5%	870	47.5%	2,296	42.6%	1,373	43.5%
Swimwear Group	$(5,506)	−4.9%	$3,811	3.0%	$13,447	5.4%	$22,977	8.8%

(a)	Includes, among other brands, Calvin Klein of $(1.6) million, $(1.6) million, $0.1 million and $(1.9) million for the Three Months Ended June 30, 2007, the Three Months Ended July 1, 2006, the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
	(in thousands of dollars)
Speedo	$4,294	$3,003	$8,588	$5,936
Designer	2,138	1,736	4,276	3,421
Swimwear wholesale	6,432	4,739	12,864	9,357
Swimwear retail	—	—	—	—
Swimwear Group	$6,432	$4,739	$12,864	$9,357

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Swimwear Group operating income decreased $9.3 million, or 244.5%, reflecting a $5.9 million decrease in Speedo wholesale and a $3.9 million decrease in Designer wholesale, partially offset by a $0.5 million increase in Swimwear retail. Operating income includes restructuring expenses of $3.2 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Condensed Financial Statements. The decrease in Speedo wholesale reflects a $5.0 million decrease in gross profit (discussed above) combined with a $0.9 million increase in SG&A expenses. The decrease in Designer wholesale reflects a $4.4 million decrease in gross profit (discussed above), partially offset by a $0.5 million decrease in SG&A expenses (due primarily to a decreases in administrative expenses). The increase in Swimwear retail reflects a $0.8 million increase in gross profit (discussed above), partially offset by a $0.3 million increase in SG&A expenses.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Swimwear Group operating income decreased $9.5 million, or 41.5%, reflecting a $6.0 million decrease in Speedo wholesale and a $4.4 million decrease in Designer wholesale, partially offset by a $0.9 million increase in Swimwear retail. Operating income includes restructuring expenses of $3.9 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Condensed Financial Statements. The decrease in Speedo wholesale reflects a $5.4 million decrease in gross profit (discussed above) combined with a $0.6 million increase in SG&A expenses. The decrease in Designer wholesale reflects a $3.3 million decrease in gross profit (discussed above) combined with a $1.1 million increase in SG&A expenses. The increase in Swimwear retail reflects a $1.3 million increase in gross profit (discussed above), partially offset by a $0.4 million increase in SG&A expenses.

Other (Income) Loss

Other income of $6.3 million for the Three Months Ended June 30, 2007 primarily reflects net gains on the current portion of intercompany loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other income of $0.8 million for the Three Months Ended July 1, 2006 primarily reflects a gain of $1.3 million on the current portion of intercompany loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a $0.5 million loss related to the premium paid by the Company to repurchase $5.0 million of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’). Other income of $6.9 million for the Six Months Ended June 30, 2007 primarily reflects net gains on the current portion of intercompany loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other loss of $1.1 million for the Six Months Ended July 1, 2006 primarily reflects a gain of $1.0 million on the current portion of intercompany loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, more than offset by a $1.6 million net currency loss related to the purchase of the CKJEA Business (which price was denominated in euros) combined with a $0.5 million loss on the repurchase of debt (described below).

Interest Expense

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Interest expense decreased $1.0 million to $9.5 million for the Three Months Ended June 30, 2007 from $10.5 million for the Three Months Ended July 1, 2006. The decrease in interest expense was due primarily to a $0.9 million decrease in interest related to the Term B Note (as defined below). The Company has paid down approximately $40.9 million against the Term B Note since the end of Fiscal 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Interest expense was $18.9 million for the Six Months Ended June 30, 2007 compared to $18.9 million for the Six Months Ended July 1, 2006. Interest expense related to the Term B Note decreased $0.6 million, but was offset by an increase of $0.6 million on the interest related to the CKJEA Business short-term debt (due to an additional month of expense during the Six Months Ended June 30, 2007 and an increase in the average interest rate on outstanding debt from 3.56% at July 1, 2006 to 5.01% at June 30, 2007).

Income Taxes

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

The provision for income taxes was $6.1 million, or an effective tax rate of 31.0% for the Three Months Ended June 30, 2007, compared to $2.6 million, or an effective tax rate of 32.1% for the Three Months Ended July 1, 2006. The lower effective tax rate for the Three Months Ended June 30, 2007 reflects a benefit from a favorable tax ruling granted by the Netherlands taxation authority partially offset by a charge of $1.6 million related to the correction of errors in prior period income tax provisions associated with the treatment of intercompany transactions with certain of the Company’s foreign subsidiaries. These errors were not material to any prior period.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

The provision for income taxes was $22.8 million, or an effective tax rate of 30.6% for the Six Months Ended June 30, 2007, compared to $11.5 million, or an effective tax rate of 32.7% for the Six Months Ended July 1, 2006. As stated above, the lower effective tax rate for the Six Months Ended June 30, 2007 reflects a benefit from a favorable tax ruling granted by the Netherlands taxation authority partially offset by a charge of $1.6 million related to the correction of errors in prior period income tax provisions associated with the treatment of intercompany transactions with certain of the Company’s foreign subsidiaries. These errors were not material to any prior period.

Discontinued Operations

Three Months Ended June 30, 2007 compared to Three Months Ended July 1, 2006

Income from discontinued operations, net of taxes, was $0.1 million for the Three Months Ended June 30, 2007 compared to a loss from discontinued operations, net of taxes, of $2.1 million for the Three Months Ended July 1, 2006. See Note 3 of Notes to Consolidated Financial Statements.

Six Months Ended June 30, 2007 compared to Six Months Ended July 1, 2006

Income from discontinued operation, net of taxes, was less than $0.1 million for the Six Months Ended June 30, 2007 compared to a loss from discontinued operations, net of taxes, of $6.4 million for the Six Months Ended July 1, 2006. See Note 3 of Notes to Consolidated Financial Statements.

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

The aggregate principal amount outstanding under the Senior Notes was $205.0 million as of June 30, 2007, December 30, 2006 and July 1, 2006.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of June 30, 2007, December 30, 2006 and July 1, 2006.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.52% at June 30, 2007). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.75% at June 30, 2007). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.14% as of June 30, 2007 and July 1, 2006.

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

	June 30, 2007	December 30, 2006	July 1, 2006
	(in thousands of dollars)
Unrealized loss:
2003 Swap Agreement	$(2,378)	$(1,622)	$(3,133)
2004 Swap Agreement	(1,449)	(1,091)	(1,870)
Net unrealized loss	$(3,827)	$(2,713)	$(5,003)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the acquisition of the CKJEA Business to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the acquisition of the CKJEA Business. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of June 30, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.87%. The Term B Note matures on January 31, 2013. As of June 30, 2007, principal payments due under the Term B Note were: (i) quarterly installments of $0.45 million through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $34.6 million on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006 and July 1, 2006) or at LIBOR plus 1.50% (6.86% at December 30, 2006 and 6.98% at July 1, 2006), in each case, on a per annum basis. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% (8.5% at June 30, 2007) or at LIBOR plus 1.25% (6.61% at June 30, 2007), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

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

As of June 30, 2007, under the Amended and Restated Credit Agreement, the Company had $128.2 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. The Company is not aware of any non-compliance with the covenants under the Amended and Restated Credit Agreement as of June 30, 2007 and December 30, 2006. As disclosed in its Annual Report on Form 10-K for Fiscal 2006, as of July 1, 2006, the Company was not in compliance with certain covenants related to the timely delivery and accuracy of annual and monthly financial statements. The Company obtained a thirty-day waiver of the relevant covenants and achieved compliance within the waiver period.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of June 30, 2007 and July 1, 2006.

CKJEA Notes Payable

The total CKJEA notes payable of $43.1 million at June 30, 2007 consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of June 30, 2007 and July 1, 2006, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 5.01% and 3.56%, respectively. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Liquidity

As of June 30, 2007, the Company had working capital of $522.9 million, cash and cash equivalents of $163.1 million, short-term debt of $45.4 million and no borrowings under either the revolving credit facility under the Amended and Restated Credit Agreement or the Foreign Revolving Credit Facility. As of June 30, 2007, the Company had $235.4 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $223.9 million (based upon the borrowing base calculations at June 30, 2007) plus $63.6 million of cash collateral, less outstanding letters of credit of $52.1 million.

The Company’s total debt as of June 30, 2007 was $376.8 million, consisting of $205.0 million of the Senior Notes, $128.2 million of the Term B Note under the Amended and Restated Credit Agreement, $43.1 million of the CKJEA short-term notes payable and $0.5 million of other outstanding debt. The Company repaid $40.0 million of the Term B Note in January 2007 from the proceeds of the sale of the OP businesses (the Company also repaid $10.0 million of the Term B Note in the fourth quarter of Fiscal 2006).

The Company believes that cash available under its Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures and its share repurchase programs, for the next three years. If the Company requires additional sources of capital, it will consider suspending its share repurchase programs, reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Accounts receivable decreased $16.4 million to $278.6 million at June 30, 2007 from $295.0 million at December 30, 2006. The decrease primarily reflects a decrease of $15.7 million in the Sportswear Group (reflecting a $9.1 million decrease in Calvin Klein Jeans and a $6.6 million decrease in Chaps) and a $3.9 million decrease in the Swimwear Group (due primarily to the decrease in net revenues), partially offset by an increase of $3.5 million in the Intimate Apparel Group (primarily related to an increase in comparable period net revenues).

Inventories decreased $50.5 million to $357.1 million at June 30, 2007 from $407.6 million at December 30, 2006 due primarily to a $68.3 million decrease in the Swimwear Group (reflecting the seasonal shipment of swimwear products), partially offset by an $11.8 million increase in the Sportswear Group (primarily Calvin Klein Jeans to support increased sales) and a $6.0 million increase in the Intimate Apparel Group (primarily Calvin Klein Underwear to support increased sales).

Inventories increased $46.1 million to $357.1 million at June 30, 2007 from $311.0 million at July 1, 2006. The increase reflects a $37.8 million increase in the Sportswear Group (primarily Calvin Klein Jeans to support increased sales) and a $15.5 million increase in the Intimate Apparel Group (primarily Calvin Klein Underwear to support increased sales), partially offset by a $7.2 million decrease in the Swimwear Group (due primarily to reduced product production in response to the decrease in sales).

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2005 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of common stock. During the Six Months Ended June 30, 2007, the Company repurchased 911,548 shares of its common stock in the open market at a total cost of $30.5 million (an average cost of $33.5 per share) under its 2005 Share Repurchase Program. During the Six Months Ended July 1, 2006, the Company repurchased 675,000 shares of its common stock in the open market at a total cost of $12.2 million (an average cost of $18.05 per share) under its 2005 Share Repurchase Program. As of June 30, 2007, the Company had purchased an aggregate of 2,932,633 shares of common stock in the open market at a total cost of approximately $74.6 million (an average cost of $25.45 per share) under the 2005 Share Repurchase Program.

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to an additional 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made over a period of four years from the date the program was approved. During the Six Months Ended June 30, 2007, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program.

Each of the 2005 and 2007 Share Repurchase Programs may be modified or terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006:

	Six Months Ended
	June 30, 2007	July 1, 2006
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$101,937	$81,863
Discontinued operations	(4,730)	2,631
Net cash used in investing activities:
Continuing operations	(14,813)	(224,953)
Discontinued operations	—	(456)
Net cash provided by (used in) financing activities:
Continuing operations	(87,301)	112,253
Effect of exchange rate changes on cash and cash equivalents	971	2,833
Decrease in cash and cash equivalents	$(3,936)	$(25,829)

For the Six Months Ended June 30, 2007, cash provided by operating activities from continuing operations was $101.9 million compared to $81.9 million of cash provided by operating activities from continuing operations for the Six Months Ended July 1, 2006. This $20.0 million increase was due primarily to the $34.4 million increase in net income, partially offset by an $4.9 million decrease in cash provided from net working capital (primarily to service accounts payable) and a $6.3 million increase in foreign exchange gain (which is an adjustment to net income in calculating cash provided by operating activities from continuing operations). The Company experienced net working capital inflows of $24.1 million for the Six Months Ended June 30, 2007 compared to net working capital inflows of $29.0 million during the Six Months Ended July 1, 2006. The net working capital inflows for the Six Months Ended June 30, 2007 were due primarily to a $55.7 inflow from inventories, a $20.0 million inflow from accounts receivable and a $9.7 million inflow from prepaid expenses and other assets, partially offset by a $58.8 million outflow for accounts payable. The net working capital inflows for the Six Months Ended July 1, 2006 were due primarily to a $69.9 million inflow from inventories, partially offset by a $34.6 million outflow for accounts payable, accrued expenses and other liabilities, a $3.4 million outflow for prepaid expenses and other assets and a $2.0 million outflow for accrued income taxes.

For the Six Months Ended June 30, 2007, cash used in operating activities from discontinued operations was $4.7 million compared to cash provided by operating activities from discontinued operation of $2.6 million for the Six Months Ended July 1, 2006. This $7.3 million increase in cash used was due primarily to a reduction of accounts payable and accrued liabilities of the discontinued operations during the Six Months Ended June 30, 2007.

For the Six Months Ended June 30, 2007, cash used in investing activities from continuing operations was $14.8 million compared to $225.0 million in the Six Months Ended July 1, 2006. This $210.2 million decrease was due primarily to $207.9 million used for business acquisitions during the Six Months Ended July 1, 2006 (primarily the CKJEA Business which was acquired on January 31, 2006).

For the Six Months Ended June 30, 2007, cash used in financing activities was $87.3 million compared to cash provided by financing activities of $112.3 million in the Six Months Ended July 1, 2006. The $199.6 million increase in cash used in financing activities was due primarily to $180.0 million of debt issued in connection with the acquisition of the CKJEA Business on January 31, 2006 combined with a $21.1 million net decrease in CKJEA Business short-term notes payable.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2007 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006, with the exception of certain operating leases entered into, and other contractual obligations assumed, during the Six Months Ended June 30, 2007 (see Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2006 for a description of those obligations and commitments outstanding as of December 30, 2006. In addition, following the implementation of FIN 48 on December 31, 2006 (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company recorded $20.6 million related to uncertain tax positions of which approximately $3.4 million is expected to be settled and paid in 2007 and approximately $17.2 million is expected to be settled and paid in 2008 and beyond. As of June 30, 2007, the Company recorded $21.5 million related to uncertain tax positions of which approximately $3.4 million is expected to be settled and paid in 2007 and approximately $18.1 million is expected to be settled and paid in 2008 and beyond.

Off-Balance Sheet Arrangements

None.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company’s estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

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

the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the new systems infrastructure; the limitations on purchases under the Company’s share repurchase programs contained in the Company’s debt instruments, the number of shares that the Company purchases under such programs and the prices paid for such shares; the Company’s inability to achieve its strategic objectives, including gross margin, SG&A and operating profit margin goals, as a result of one or more of the factors described above or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and, as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

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

Market Risk

During fiscal 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants’ hypothetical investments are reflected in the Company’s statement of operations. The total liability accrued attributable to participants’ accounts was $1.4 million and $0.6 million as of June 30, 2007 and July 1, 2006, respectively. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would have had an unfavorable effect of $0.1 million for the Six Months Ended June 30, 2007 and less than $0.1 million for the Six Months Ended July 1, 2006 on the Company’s income from continuing operations before provision for income taxes.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and the $128.2 million of loans outstanding at June 30, 2007 under the Term B Note. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of June 30, 2007. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.4 million in each of the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.5 million for the Six Months Ended June 30, 2007 and $0.6 million the Six Months Ended July 1, 2006, on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Central and South American and European operations, which collectively accounted for approximately 34.0% of the Company’s total net revenues for the Six Months Ended June 30, 2007. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $71.1 million and $62.1 million for the Six Months Ended June 30, 2007 and July 1, 2006, respectively. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $7.1 million and $6.2 million for the Six Months Ended June 30, 2007 and the Six Months Ended July 1, 2006, respectively.

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2006, filed with the SEC on March 7, 2007, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Six Months Ended June 30, 2007.

In July 2005, the Company’s Board of Directors authorized the Company to enter into the 2005 Share Repurchase Program for the repurchase of up to 3,000,000 shares of common stock. The 2005 Share Repurchase Program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a given period), the Company expects that purchases under the 2005 Share Repurchase Program will be made over a period of three years from the date the program was approved. Under the 2005 Share Repurchase Program, the Company has repurchased a total of 2,932,633 shares in the open market, of which 911,548 shares where repurchased during the Three Months Ended June 30, 2007. In May 2007, the Company’s Board of Directors authorized a new 2007 Share Repurchase Program for the repurchase of up to an additional 3,000,000 shares of common stock. The Company did not repurchase any shares under the 2007 Share Repurchase Program during the Three Months Ended June 30, 2007. The share repurchase programs may be modified or terminated by the Company’s Board of Directors at any time.

An aggregate of 5,315 shares included below as repurchased during the Three Months Ended June 30, 2007 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Plans
April 1, 2007 – April 28, 2007	3,690	$27.60	—	978,915
April 29, 2007 – May 26, 2007	679,852	33.45	679,118	299,797
May 27, 2007 – June 30, 2007	233,321	33.65	232,430	67,367

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 15, 2007. There were present in person or by proxy, holders of 42,775,569 shares of Common Stock, or 92.40% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

	FOR	WITHHELD
David A. Bell	36,023,941	6,751,628
Robert A. Bowman	35,982,974	6,792,595
Richard Karl Goeltz	35,877,553	6,898,016
Joseph R. Gromek	42,600,426	175,143
Sheila A. Hopkins	36,037,972	6,737,597
Charles R. Perrin	36,037,918	6,737,651
Nancy A. Reardon	42,453,920	321,649
Donald L. Seeley	36,038,027	6,737,542
Cheryl Nido Turpin	42,600,336	175,233

The proposal for Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2007 was ratified. The votes were 42,293,405 For; 445,199 Against; and 36,965 Abstentions.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

Exhibit No.	Description of Exhibit
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: August 7, 2007	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer
Date: August 7, 2007	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer