Form 10-Q
period 2007-09-29
WARNACO GROUP INC /DE/
filed 2007-11-06
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 26, 2007 is as follows: 45,569,690.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

		PAGE NUMBER
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of September 29, 2007, December 30, 2006 and September 30, 2006	1
	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 29, 2007 and for the Three and Nine Months Ended September 30, 2006	2
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 29, 2007 and for the Nine Months Ended September 30, 2006	3
	Notes to Consolidated Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	58
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
SIGNATURES		61

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	September 29, 2007	December 30, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$188,877	$166,990	$113,425
Accounts receivable, net of reserves of $80,981, $87,064 and $75,054 as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively	288,046	294,993	310,034
Assets held for sale	—	—	52,231
Inventories	340,180	407,617	366,535
Assets of discontinued operations	93,063	5,657	—
Prepaid expenses and other current assets (including deferred income taxes of $8,934, $8,413, and $11,747 as of September 29, 2007, December 30, 2006, and September 30, 2006, respectively)	58,031	72,943	91,865
Total current assets	968,197	948,200	934,090
Property, plant and equipment, net	103,861	122,628	125,438
Other assets:
Licenses, trademarks and other intangible assets, net	455,307	472,386	444,804
Goodwill	106,950	101,151	131,159
Other assets (including deferred income taxes of $16,847, $17,558, and $5,178 as of September 29, 2007, December 30, 2006, and September 30, 2006, respectively)	27,398	36,610	21,057
Total assets	$1,661,713	$1,680,975	$1,656,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51,927	$108,739	$50,938
Accounts payable	139,615	199,310	188,182
Accrued liabilities	156,209	137,573	134,751
Liabilities of discontinued operations	35,181	7,527	—
Accrued income taxes payable (including deferred income taxes of $980, $980 and $1,595 as of September 29, 2007, December 30, 2006, and September 30, 2006, respectively)	7,081	41,174	51,765
Total current liabilities	390,013	494,323	425,636
Long-term debt	330,950	332,458	382,942
Other long-term liabilities (including deferred income taxes of $131,161, $124,883, and $132,546 as of September 29, 2007, December 30, 2006, and September 30, 2006, respectively)	185,711	171,280	188,441
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 47,947,932, 46,985,925 and 46,621,865 issued as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively	479	470	466
Additional paid-in capital	578,335	555,734	547,989
Accumulated other comprehensive income	58,652	31,453	13,794
Retained earnings	197,820	142,596	123,712
Treasury stock, at cost 3,158,914, 2,161,225 and 1,342,550 shares as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively	(80,247)	(47,339)	(26,432)
Total stockholders’ equity	755,039	682,914	659,529
Total liabilities and stockholders’ equity	$1,661,713	$1,680,975	$1,656,548

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues	$474,762	$419,637	$1,385,374	$1,207,654
Cost of goods sold	282,783	250,130	820,240	744,138
Gross profit	191,979	169,507	565,134	463,516
Selling, general and administrative expenses	158,668	129,552	445,304	375,104
Amortization of intangible assets	2,997	2,695	10,047	9,739
Pension income	(345)	(83)	(1,038)	(249)
Operating income	30,659	37,343	110,821	78,922
Other loss (income)	419	(4,387)	(6,463)	(3,120)
Interest expense	9,177	9,451	27,983	28,578
Interest income	(1,257)	(797)	(2,293)	(1,984)
Income from continuing operations before provision for income taxes	22,320	33,076	91,594	55,448
Provision for income taxes	10,966	7,288	30,898	15,646
Income from continuing operations	11,354	25,788	60,696	39,802
Loss from discontinued operations, net of taxes	(6,942)	(11,227)	(4,533)	(7,936)
Net income	$4,412	$14,561	$56,163	$31,866
Basic income per common share:
Income from continuing operations	$0.25	$0.57	$1.35	$0.87
Loss from discontinued operations	(0.15)	(0.25)	(0.10)	(0.18)
Net income	$0.10	$0.32	$1.25	$0.69
Diluted income per common share:
Income from continuing operations	$0.24	$0.55	$1.30	$0.85
Loss from discontinued operations	(0.14)	(0.24)	(0.09)	(0.17)
Net income	$0.10	$0.31	$1.21	$0.68
Weighted average number of shares outstanding used in computing income per common share:
Basic	44,762,763	45,623,044	44,960,238	45,951,109
Diluted	46,347,574	46,465,593	46,535,915	46,964,889

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$56,163	$31,866
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange gain	(7,221)	(10,722)
Loss (income) from discontinued operations	4,533	7,936
Depreciation and amortization	51,762	36,305
Stock-based compensation expense	10,684	10,902
Amortization of deferred financing costs	2,059	1,891
Provision for bad debt expense	2,080	249
Inventory writedown	28,300	16,567
Other	51	1,024
Changes in operating assets and liabilities:
Accounts receivable	(12,139)	(37,441)
Inventories	(11,089)	(15,302)
Prepaid expenses and other assets	2,960	(17,973)
Accounts payable, accrued expenses and other liabilities	(22,092)	22,856
Accrued income taxes	(4,468)	(1,370)
Net cash provided by operating activities of continuing operations	101,583	46,788
Net cash provided by operating activities of discontinued operations	25,200	27,011
Net cash provided by operating activities	126,783	73,799
Cash flows from investing activities:
Collection of notes receivable	1,531	4,312
Purchases of property, plant & equipment	(24,308)	(28,863)
Business acquisitions, net of cash acquired	(1,691)	(208,535)
Other	3	—
Net cash used in investing activities of continuing operations	(24,465)	(233,086)
Net cash used in investing activities of discontinued operations	(443)	(1,064)
Net cash used in investing activities	(24,908)	(234,150)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000
Repayment of Term B Note	(41,350)	(450)
Payment of debt assumed with business acquisition	—	(44,592)
Payment of deferred financing costs	—	(3,358)
Repayment of Senior Notes due 2013	—	(5,200)
Increase (decrease) in short-term CKJEA notes payable	(20,866)	3,826
Proceeds from the exercise of employee stock options	11,117	2,804
Purchase of treasury stock	(32,908)	(25,379)
Other	(255)	—
Net cash provided by (used in) financing activities	(84,262)	107,651
Effect of exchange rate changes on cash and cash equivalents	4,274	1,924
Increase (decrease) in cash and cash equivalents	21,887	(50,776)
Cash and cash equivalents at beginning of period	166,990	164,201
Cash and cash equivalents at end of period	$188,877	$113,425

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

Periods Covered:    The period from July 1, 2007 to September 29, 2007 (the ‘‘Three Months Ended September 29, 2007’’), and the period from July 2, 2006 to September 30, 2006 (the ‘‘Three Months Ended September 30, 2006’’) each contained thirteen weeks of operations. The period from December 31, 2006 to September 29, 2007 (the ‘‘Nine Months Ended September 29, 2007’’) and the period from January 1, 2006 to September 30, 2006 (the ‘‘Nine Months Ended September 30, 2006’’) each contained twenty-six weeks of operations.

Reclassifications:    Prior period items on the Company’s Consolidated Condensed Statement of Operations have been reclassified to give effect to the Company’s discontinued operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock-Based Compensation:    No stock options were granted during the Three Months Ended September 29, 2007. The fair values of stock options granted during the Nine Months Ended September 29, 2007 and the Three and Nine Months Ended September 30, 2006, respectively, were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average risk free rate of return	4.81%	4.44%	4.63%
Dividend yield(a)	—	—	—
Expected volatility of the market price of the Company’s common stock	27.0%	31.3%	27.0%
Expected option life	6 years	6 years	6 years

(a)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock-based compensation expense before income taxes:
Stock options	$1,647	$2,109	$5,112	$6,519
Restricted stock grants	1,853	1,674	5,732	5,106
Total(a)	3,500	3,783	10,844	11,625
Income tax benefit:
Stock options	583	748	1,811	2,310
Restricted stock grants	657	593	2,031	1,809
Total	1,240	1,341	3,842	4,119
Stock-based compensation expense after income taxes:
Stock options	1,064	1,361	3,301	4,209
Restricted stock grants	1,196	1,081	3,701	3,297
Total	$2,260	$2,442	$7,002	$7,506

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Included in income from continuing operations	$3,441	$3,544	$10,684	$10,902
Included in loss from discontinued operations	59	239	160	723
	$3,500	$3,783	$10,844	$11,625

Financial Instruments:    The Company enters into foreign currency exchange contracts which are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. See Note 9. In addition, during the Three Months Ended September 29, 2007, the Company entered into foreign currency exchange contracts which are designed to fix the number of euros required to satisfy certain dollar denominated royalty expenses incurred by certain of the Company’s European subsidiaries. Changes in the fair values of foreign currency exchange contracts that are designated as cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. Changes in the fair value of foreign currency exchange contracts that are not designated as cash flow hedges are recorded immediately in selling, general and administrative expenses. Commissions and fees related to foreign currency exchange contracts are expensed as incurred.

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

Note 2 — Acquisitions

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, on January 31, 2006, the Company acquired 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein® jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘Bridge’’ line of sportswear and accessories in Europe (collectively the ‘‘CKJEA Business’’). Results of operations for the Three Months Ended September 29, 2007 and the Nine Months Ended September 29, 2007 include three months and nine months, respectively, of operating activity of the CKJEA Business, while results of operations for the Three Months Ended September 30, 2006 and the Nine Months Ended September 30, 2006 include three months and eight months, respectively, of operating activity of the CKJEA Business.

During the Nine Months Ended September 29, 2007, the Company purchased a retail store in New York City from a franchisee as well as a business which operates eight retail stores in Shanghai, China from a franchisee for a total consideration of approximately $1,540.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 3 — Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2006, the Company discontinued certain operations in prior periods. These businesses included the OP sportswear, men’s swimwear and licensing businesses (sold in the fourth quarter of 2006), the Company’s J. Lo by Jennifer Lopez® and Lejaby Rose businesses (shutdown in the fourth quarter of 2006) and three of the Company’s Speedo outlet retail stores in the United States (shut down in the fourth quarter of 2006).

On September 18, 2007 the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear). As part of the September 18, 2007 announcement, the Company also disclosed that it would be exploring strategic alternatives for its Lejaby business and, as of September 29, 2007, it was actively engaged in the marketing of this business for sale. As a result, the OP women’s and junior’s, Anne Cole, Catalina, Cole of California and Lejaby business units have been classified as discontinued operations for the Three and Nine Months Ended September 29, 2007 and September 30, 2006. The Company’s Nautica, Michael Kors and private label swimwear businesses will be classified as discontinued operations when those businesses have ceased operations, which is expected to occur in the first half of 2008.

Summarized operating results for the discontinued operations are as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues	$27,153	$33,587	$139,062	$159,937
Loss before provision for income taxes(a)	$(9,706)	$(10,345)	$(4,410)	$(5,970)
Provision (benefit) for income taxes	(2,764)	882	123	1,966
Loss from discontinued operations	$(6,942)	$(11,227)	$(4,533)	$(7,936)

(a)	Includes, among other items, a loss of $809 related to the disposition of the Company’s OP women’s and junior’s business in September 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	September 29, 2007(a)	December 30, 2006(b)
Accounts receivable, net	$19,342	$3,428
Inventories	33,983	217
Prepaid expenses and other current assets	4,804	1,831
Deferred Tax Asset – Current	1,868	—
Property, plant and equipment, net	3,215	181
Licenses, trademarks and other intangible assets, net	27,669	—
Deferred Tax Asset – Non Current	1,870	—
Other assets	312	—
Assets of discontinued operations	$93,063	$5,657
Accounts payable	9,974	$3,315
Accrued liabilities	16,728	4,212
Deferred Tax Liability – Current	7	—
Deferred Tax Liability – Long Term	3,457	—
Other long-term liabilities	5,015	—
Liabilities of discontinued operations	$35,181	$7,527

(a)	Includes assets and liabilities related to both the businesses that were discontinued in 2006 as well as those businesses discontinued in the Three Months Ended September 29, 2007 (approximately 82% of total assets of discontinued operations and approximately 85% of total liabilities of discontinued operation relate to the Company’s Lejaby business as of September 29, 2007).
(b)	Includes assets and liabilities related to those businesses that were discontinued in 2006.

Note 4 — Restructuring Expenses

During the Three and Nine Months Ended September 29, 2007, the Company incurred restructuring charges of $17,638 and $21,227, respectively, primarily related to expenses associated with management’s initiatives to increase productivity and profitability in the Swimwear Group. Actions taken to date include the closure of the Company’s swim goggle manufacturing facility in Canada, the rationalization of its swimwear workforce in California and Mexico, the sale of the Company’s Mexican manufacturing facilities and activities related to the exit of the designer swimwear business (excluding Calvin Klein swimwear). The Company expects to incur additional restructuring expenses of approximately $15,700 in the fourth quarter of 2007 of which approximately $13,700 relates to the sale of the Mexican manufacturing facilities and approximately $2,000 relates to further rationalization of its brands and workforce in the Swimwear Group. As relates the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local business partner (the ‘‘Buyer’’) whereby the Company transferred the facilities to the Buyer. As part of the transfer the Buyer agreed to assume certain liabilities associated with the facilities and the facilities’ employees. The Company estimates that total losses associated with the transfer will be approximately $25,300, of which $11,600 (primarily related to write-down of certain fixed assets), has been recorded in the Three Months Ended September 29, 2007 and approximately $13,700 (primarily related to certain liabilities assumed by the Buyer and reimbursed by the Company), will be recorded in the fourth quarter of fiscal 2007. In addition, the Company entered into a production agreement with the Buyer for certain stretch swimwear and other products through June 30, 2011. Total

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

commitments under the production agreement are expected to be approximately $71,500 through June 30, 2011 as follows:

Period October 1, 2007 through December 31, 2007	$8,500
January 1, 2008 through December 31, 2008	22,200
January 1, 2009 through December 31, 2009	15,800
January 1, 2010 through December 31, 2010	16,600
January 1, 2011 through June 30, 2011	8,400

The table below summarizes the restructuring expenses for the Three and Nine Months Ended September 29, 2007 and Three and Nine Months Ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Employee termination costs and related items(a)	$1,756	$—	$3,568	$—
Impairment/writedown of property, plant and equipment(b)	13,149	100	13,787	100
Inventory write-down(c)	1,862	—	2,617	—
Costs related to idle manufacturing plant capacity(d)	489	—	489	—
Lease and contract termination costs	—	—	269	—
Legal fees and other	382	—	497	—
	$17,638	$100	$21,227	$100
Cash portion of restructuring items	$2,627	$100	$4,823	$100
Non-cash portion of restructuring items	15,011	—	16,404	—

(a)	Relates to employees whose jobs were eliminated during the Three and Nine Months Ended September 29, 2007 associated with the closure of a swim goggle manufacturing facility located in Canada (92 employees), the rationalization of the Company’s swimwear workforce in California and Mexico (452 employees) and the shutdown of a technical research operation in Rhode Island (five employees).
(b)	For the Three and Nine Months Ended September 29, 2007 primarily reflects the impairment of property, plant and equipment associated with the transfer of the Company’s Mexican manufacturing plants to the Buyer on October 1, 2007 and the expected shutdown, in the fourth quarter of 2007, of three retail stores. Write-downs during the Nine Months Ended September 29, 2007 also include amounts associated with the closure of a swim goggle manufacturing facility located in Canada and the shutdown of a technical research operation in Rhode Island.
(c)	Relates to the closure of a swim goggle manufacturing facility located in Canada during the first half of fiscal 2007 and write-downs associated with the Company’s decision to exit its designer swimwear business (excluding Calvin Klein swimwear).
(d)	Reflects unfavorable manufacturing variances in the Swimwear Group resulting from the underutilization of owned manufacturing plants related to the Company’s decision to exit its designer swimwear business (excluding Calvin Klein swimwear). These plants were transferred to the Buyer on October 1, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three and Nine Months Ended September 29, 2007 and Three and Nine Months Ended September 30, 2006, as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of goods sold	$9,331	$—	$12,332	$—
Selling, general and administrative expenses	8,307	100	8,895	100
	$17,638	$100	$21,227	$100

Changes in liabilities related to restructuring expenses for the Nine Months Ended September 29, 2007 are summarized below:

	Employee Termination Costs	Legal Fees and Other	Lease and Contract Termination	Total(a)
Balance at December 30, 2006	$—	$—	$—	$—
Charges for the Nine Months Ended September 29, 2007	3,568	986	269	4,823
Cash reductions for the Nine Months Ended September 29, 2007	(2,095)	(596)	(39)	(2,730)
Non-cash changes and foreign currency effects	49	6	19	74
Balance at September 29, 2007	$1,522	$396	$249	$2,167

(a)	The Company expects these amounts to be paid within the next 12 months.

Note 5 — Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of September 29, 2007, the Sportswear Group operated 293 Calvin Klein retail stores worldwide (consisting of 34 free-standing stores and 259 shop-in-shop/concession stores). As of September 29, 2007, there were also 302 retail stores operated by third parties under retail licenses or franchise and distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the acquisition of the CKJEA Business.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Warner’s®, Olga®, Body Nancy Ganz/Bodyslimmers®and Calvin Klein brand names. As of September 29, 2007, the Intimate Apparel Group operated: (i) 411 Calvin Klein retail stores worldwide (consisting of 79 free-standing stores (including one on-line store) and 332 shop-in-shop/concession stores); and (ii) 79 Lejaby® retail stores (considered held for sale as of September 29, 2007 and included in discontinued operations). As of September 29, 2007, there were also 63 Calvin Klein retail stores operated by third parties under retail licenses or franchise or distributor agreements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard®, Nautica®, Michael Kors® and Calvin Klein brand names. The Swimwear Group operates one on-line store. During the Three Months Ended September 29, 2007, pursuant to its initiative to exit the designer swimwear business (with the exception of the Calvin Klein swimwear business), the Company’s Catalina, Anne Cole, Cole of California and OP Junior’s swim businesses were classified as discontinued operations for financial reporting purposes. The Company’s Lifeguard, Nautica and Michael Kors businesses are expected to be discontinued by the Company in 2008 and the Company expects to classify these businesses as discontinued operations in 2008.

Information by business group is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate/ Other	Total
Three Months Ended September 29, 2007
Net revenues	$265,098	$174,509	$35,155	$474,762	$—	$474,762
Operating income (loss)	36,776	33,361	(29,637)	40,500	(9,841)	30,659
Depreciation and amortization	7,614	3,622	13,758	24,994	985	25,979
Restructuring expense	—	921	16,717	17,638	—	17,638
Capital expenditures	5,211	2,501	131	7,843	2,172	10,015
Three Months Ended September 30, 2006
Net revenues	$232,812	$146,700	$40,125	$419,637	$—	$419,637
Operating income (loss)	32,239	24,243	(8,575)	47,907	(10,564)	37,343
Depreciation and amortization	8,547	2,323	2,615	13,485	986	14,471
Restructuring expense	—	—	—	—	100	100
Capital expenditures	4,596	1,261	124	5,981	1,975	7,956
Nine Months Ended September 29, 2007
Net revenues	$693,419	$450,067	$241,888	$1,385,374	$—	$1,385,374
Operating income (loss)	82,624	79,372	(15,477)	146,519	(35,698)	110,821
Depreciation and amortization	20,975	9,051	18,584	48,610	3,152	51,762
Restructuring expense (income)	119	1,041	20,090	21,250	(23)	21,227
Capital expenditures	12,859	5,485	416	18,760	5,189	23,949
Nine Months Ended September 30, 2006
Net revenues	$568,306	$391,634	$247,714	$1,207,654	$—	$1,207,654
Operating income (loss)	41,943	52,562	9,914	104,419	(25,497)	78,922
Depreciation and amortization	18,804	6,994	7,856	33,654	2,651	36,305
Restructuring expense	—	—	—	—	100	100
Capital expenditures	8,314	4,153	2,072	14,539	8,939	23,478

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate/ Other	Total
Balance Sheet
Total Assets:
September 29, 2007	$859,453	$445,147	$169,664	$1,474,264	$187,449	$1,661,713
December 30, 2006	772,154	403,500	310,206	1,485,860	195,115	1,680,975
September 30, 2006	621,041	305,088	290,803	1,216,932	439,616	1,656,548
Property, Plant and Equipment:
September 29, 2007	$23,253	$17,090	$4,069	$44,412	$59,449	$103,861
December 30, 2006	16,453	18,918	13,700	49,071	73,557	122,628
September 30, 2006	26,163	18,368	15,241	59,772	65,666	125,438

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. Certain intangible assets with carrying values of $166,800 and $104,200 were reclassified from Corporate/Other to the Sportswear Group and Intimate Apparel Group, respectively, as of September 30, 2006 to conform to the current presentation.

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Unallocated corporate expenses(a)	$8,856	$9,478	$32,569	$22,746
Restructuring expense	—	100	(23)	100
Depreciation and amortization of corporate assets	985	986	3,152	2,651
Corporate/other	$9,841	$10,564	$35,698	$25,497

(a)	The increase in unallocated corporate expenses for the Nine Months Ended September 30, 2007 was due primarily to an increase in amounts accrued for employee compensation.

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating income by operating group	$40,500	$47,907	$146,519	$104,419
Corporate/other	(9,841)	(10,564)	(35,698)	(25,497)
Operating income	30,659	37,343	110,821	78,922
Other loss (income)	419	(4,387)	(6,463)	(3,120)
Interest expense	9,177	9,451	27,983	28,578
Interest income	(1,257)	(797)	(2,293)	(1,984)
Income from continuing operations before provision for income taxes	$22,320	$33,076	$91,594	$55,448

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Geographic Information:    Net revenues summarized by geographic region are as follows:

	Three Months Ended
	September 29, 2007%		September 30, 2006%
Net revenues:
United States	$221,231	46.5%	$218,924	52.1%
Europe	144,220	30.4%	105,518	25.1%
Asia	68,352	14.4%	55,617	13.3%
Canada	23,597	5.0%	23,295	5.6%
Mexico, Central and South America	17,362	3.7%	16,283	3.9%
	$474,762	100.0%	$419,637	100.0%

	Nine Months Ended
	September 29, 2007%		September 30, 2006%
Net revenues:
United States	$737,130	53.1%	$713,755	59.1%
Europe	345,841	25.0%	236,425	19.6%
Asia	181,173	13.1%	139,444	11.5%
Canada	72,167	5.3%	71,224	5.9%
Mexico, Central and South America	49,063	3.5%	46,806	3.9%
	$1,385,374	100.0%	$1,207,654	100.0%

Information about Major Customers:    For the Three Months Ended September 29, 2007, the Nine Months Ended September 29, 2007, the Three Months Ended September 30, 2006 and the Nine Months Ended September 30, 2006, no one customer accounted for 10% or more of the Company’s net revenues.

Note 6 — Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Provision (benefit) for income taxes included in income from continuing operations
Domestic	$1,372	$(1,994)	$7,283	$(3,691)
Foreign	9,594	9,282	23,615	19,337
	$10,966	$7,288	$30,898	$15,646

The provision for income taxes was $10,966, or an effective tax rate of 49.1% for the Three Months Ended September 29, 2007, compared to $7,288, or an effective tax rate of 22% for the Three Months Ended September 30, 2006. The effective tax rate for the Three Months Ended September 29, 2007 reflects the Company’s inability to recognize certain tax benefits related to domestic restructuring

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

expenses at this time. The 22% tax rate for the Three Months Ended September 30, 2006 included a domestic benefit from the filing of the Company’s 2005 tax return and the favorable retroactive effect of the Netherlands tax ruling.

The provision for income taxes was $30,898, or an effective tax rate of 33.7% for the Nine Months Ended September 29, 2007, compared to $15,646, or an effective tax rate of 28.2% for the Nine Months Ended September 30, 2006. The effective tax rate for the Nine Months Ended September 29, 2007 reflects the Company’s inability to recognize certain tax benefits related to domestic restructuring expenses at this time.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of September 29, 2007 was approximately $140,000 of which up to approximately $2,500 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets.

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

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of September 29, 2007 and December 31, 2006 of approximately $900 and $500, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

For the Three Months Ended September 29, 2007 the Company reduced uncertain tax positions by approximately $500 resulting from the settlement of an audit in one of the Company’s foreign jurisdictions. This uncertain tax position was initially recorded as an increase to other intangible assets. For the Three Months Ended September 29, 2007 the Company increased uncertain tax positions by $400, also in a foreign jurisdiction, and this amount has been recorded to income tax expense.

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

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$—	$—	$49	$75
Interest cost	2,199	2,249	110	102
Expected return on plan assets	(2,544)	(2,332)	—	—
Amortization of actuarial loss	—	—	36	31
Net benefit (income) cost	$(345)	$(83)	$195	$208

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$—	$—	$147	$225
Interest cost	6,594	6,747	330	306
Expected return on plan assets	(7,632)	(6,996)	—	—
Amortization of actuarial loss	—	—	108	93
Net benefit (income) cost	$(1,038)	$(249)	$585	$624

The Company’s contributions to the domestic plan were $10,600 during the Nine Months Ended September 29, 2007 and are expected to be $13,700 in total for the fiscal year ended December 29, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $1,324, $745 and $702 as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively. This liability is included in other long-term liabilities.

Note 8 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$4,412	$14,561	$56,163	$31,866
Other comprehensive income:
Foreign currency translation adjustments	23,329	(7,461)	27,385	9,500
Other	(291)	(29)	(186)	(374)
Total comprehensive income	$27,450	$7,071	$83,362	$40,992

The components of accumulated other comprehensive income as of September 29, 2007, December 30, 2006 and September 30, 2006 are summarized below:

	September 29, 2007	December 30, 2006	September 30, 2006
Foreign currency translation adjustments(a)	$61,462	$34,077	$14,005
Adjustment to initially apply SFAS 158	(2,350)	(2,350)	—
Other	(460)	(274)	(211)
Total accumulated other comprehensive income	$58,652	$31,453	$13,794

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 9 — Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	September 29, 2007	December 30, 2006	September 30, 2006
Finished goods	$271,701	$308,043	$281,531
Work in process/in transit	51,594	63,965	51,638
Raw materials	16,885	35,609	33,366
	$340,180	$407,617	$366,535

As of September 29, 2007, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $7,702 for a total of approximately €5,620 at a weighted average exchange rate of $1.3705 to €1.00. The foreign currency exchange contracts mature through March 2008 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded approximately $360 and $560 in losses for the Three and Nine Months Ended September 29, 2007, respectively.

Note 10 — Intangible Assets and Goodwill

The following tables set forth intangible assets as of September 29, 2007, December 30, 2006 and September 30, 2006 and the activity in the intangible asset accounts for the Nine Months Ended September 29, 2007:

	September 29, 2007			December 30, 2006			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$333,518	$27,097	$306,421	$314,810	$18,824	$295,986	$278,345	$16,740	$261,605
Licenses for a term (Company as licensor)	—	—	—	—	—	—	—	—	—
Sales order backlog	1,600	1,600	—	1,600	1,600	—	1,900	1,900	—
Other(a)	16,575	3,777	12,798	15,007	2,003	13,004	13,517	1,257	12,260
	351,693	32,474	319,219	331,417	22,427	308,990	293,762	19,897	273,865
Indefinite-lived intangible assets:
Trademarks	96,074	—	96,074	120,153	—	120,153	125,439	—	125,439
Licenses in perpetuity	40,014	—	40,014	43,243	—	43,243	45,500	—	45,500
	136,088	—	136,088	163,396	—	163,396	170,939	—	170,939
Intangible Assets	$487,781	$32,474	$455,307	$494,813	$22,427	$472,386	$464,701	$19,897	$444,804

(a)	In connection with the purchase of a business which operates eight retail stores in Shanghai, China, the Company recorded an intangible asset of approximately $500 during the Nine Months Ended September 30, 2007 related to a non-compete agreement with the seller. See Note 2.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Other	Total
Balance at December 30, 2006	$120,153	$43,243	$295,986	$13,004	$472,386
Acquisition of Shanghai stores	—	—	—	500	500
Amortization expense	—	—	(8,273)	(1,774)	(10,047)
Translation adjustments	—	—	19,077	1,068	20,145
Reclassification of items to assets of discontinued operations(a)	(23,272)	(2,926)	—	—	(26,198)
Adoption of FIN 48(b)	(807)	(303)	(369)	—	(1,479)
Balance at September 29, 2007	$96,074	$40,014	$306,421	$12,798	$455,307

(a)	Reflects the reclassification of intangible assets held by discontinued operations to the ‘‘Assets of discontinued operations’’ line item on the Company’s Consolidated Condensed Balance Sheet as of September 29, 2007. See Note 3.
(b)	Reflects the effect of the adoption of FIN 48 on December 31, 2006. See Note 6.

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2008	$9,513
2009	9,062
2010	9,055
2011	8,515
2012	8,356

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended September 29, 2007:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Balance at December 30, 2006	$100,150	$359	$642	101,151
Adjustment:
Translation adjustments	5,629	29	—	5,658
Other	141	—	—	141
Balance at September 29, 2007	$105,920	$388	$642	$106,950

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 11 — Debt

Debt was as follows:

	September 29, 2007	December 30, 2006	September 30, 2006
Short-term debt:
CKJEA notes payable	$49,803	$66,461	$48,783
Current portion of Term B Note due 2013	1,800	41,800	1,800
Other	324	478	355
	51,927	108,739	50,938
Long-term debt:
8 7/8% Senior Notes due 2013	205,000	205,000	205,000
Term B Note due 2013	125,950	127,300	177,750
Other	—	158	192
	330,950	332,458	382,942
Total Debt	$382,877	$441,197	$433,880

Senior Notes

The terms of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of September 29, 2007, December 30, 2006 and September 30, 2006.

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 9.14% as of September 29, 2007, 9.12% as of December 30, 2006 and 9.14% as of September 30, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized loss of the Company’s outstanding swap agreements:

	September 29, 2007	December 30, 2006	September 30, 2006
Unrealized loss:
2003 Swap Agreement	$(1,352)	$(1,622)	$(1,801)
2004 Swap Agreement	(932)	(1,091)	(1,203)
Net unrealized loss	$(2,284)	$(2,713)	$(3,004)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated in connection with the closing of the acquisition of the CKJEA Business (as further amended on November 6, 2006 in connection with the sale of the Company’s OP business, the ‘‘Amended and Restated Credit Agreement’’). The Company is not aware of any non-compliance with the covenants under the Company’s Amended and Restated Credit Agreement as of September 29, 2007, December 30, 2006 and September 30, 2006. Terms of the Amended and Restated Credit Agreement restrict the Company’s ability to make certain payments, including dividends.

As of September 29, 2007, under the Amended and Restated Credit Agreement, the Company had $127,750 outstanding under the Term B Note and no amounts outstanding under the revolving credit facility. As of September 29, 2007, the Company had $243,568 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $208,084 (based upon the current borrowing base calculations) plus $85,465 of cash collateral, less outstanding letters of credit of $49,981.

CKJEA Notes Payable

As of September 29, 2007 and September 30, 2006, the weighted average interest rate for the outstanding CKJEA notes payable was approximately 4.81% and 3.62%, respectively. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Foreign Revolving Credit Facility

During fiscal 2005, certain of the Company’s foreign subsidiaries entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). As of September 29, 2007, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of September 29, 2007, December 30, 2006 and September 30, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 12 — Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at September 29, 2007, December 30, 2006 and September 30, 2006.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over the next four years. During the Nine Months Ended September 29, 2007, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program.

During the Nine Months Ended September 29, 2007, the Company repurchased 911,548 shares of its common stock in the open market at a total cost of $30,500 (an average cost of $33.50 per share) under its prior share repurchase program (which program was approved in July 2005) (the ‘‘2005 Share Repurchase Program’’). During the Three and Nine Months Ended September 30, 2006, the Company repurchased 525,000 and 1,200,000 shares, respectively, of its common stock in the open market at a total cost of approximately $10,948 (an average cost of $20.85 per share) and $23,132 (an average cost of $19.28 per share), respectively, under the 2005 Share Repurchase Program. As of September 29, 2007, the Company had cumulatively purchased an aggregate of 2,932,633 shares of common stock in the open market at a total cost of approximately $74,600 (an average cost of $25.45 per share) under the 2005 Share Repurchase Program. Both the 2005 and 2007 Share Repurchase Programs may be modified or terminated by the Company’s Board of Directors at any time.

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of, and for the Nine Months Ended, September 29, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 30, 2006	4,162,328	$18.01
Granted	300,700	27.11
Exercised	(678,102)	16.39
Forfeited Expired	(123,466)	22.09
Outstanding as of September 29, 2007	3,661,460	$18.92
Exercisable as of September 29, 2007	2,512,404	$16.65

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of, and for the Nine Months Ended, September 29, 2007 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 30, 2006	616,367	$22.44
Granted	565,791	27.36
Vested	(263,105)	21.67
Forfeited	(58,368)	24.58
Unvested as of September 29, 2007	860,685	$25.76

Note 13 — Supplemental Cash Flow Information

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash paid (received) during the period for:
Interest expense	$20,390	$18,773
Interest income	(1,661)	(1,273)
Income taxes, net of refunds received	37,303	21,136
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,393	2,577

Note 14 — Income per Common Share

	Three Months Ended
	September 29, 2007	September 30, 2006
Numerator for basic and diluted income per common share:
Income from continuing operations	$11,354	$25,788
Basic:
Weighted average number of shares outstanding used in computing income per common share	44,762,763	45,623,044
Income per common share from continuing operations	$0.25	$0.57
Diluted:
Weighted average number of shares outstanding	44,762,763	45,623,044
Effect of dilutive securities:
Employee stock options	1,211,534	626,912
Unvested employees’ restricted stock	373,277	215,637
Weighted average number of shares and share equivalents outstanding	46,347,574	46,465,593
Income per common share from continuing operations	$0.24	$0.55
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	—	2,340,415

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Numerator for basic and diluted income per common share:
Income from continuing operations	$60,696	$39,802
Basic:
Weighted average number of shares outstanding used in computing income per common share	44,960,238	45,951,109
Income per common share from continuing operations	$1.35	$0.87
Diluted:
Weighted average number of shares outstanding	44,960,238	45,951,109
Effect of dilutive securities:
Employee stock options	1,168,855	759,157
Unvested employees’ restricted stock	406,822	254,623
Weighted average number of shares and share equivalents outstanding	46,535,915	46,964,889
Income per common share from continuing operations	$1.30	$0.85
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	—	1,783,815

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16 — Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of September 29, 2007, December 30, 2006 and September 30, 2006 and for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	September 29, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,297	$197	$101,383	$—	$188,877
Accounts receivable, net	—	—	110,542	177,504	—	288,046
Inventories	—	83,152	104,214	152,814	—	340,180
Prepaid expenses and other current assets	—	2,176	8,470	47,385	—	58,031
Assets of discontinued operations	—	1,672	14,724	76,667	—	93,063
Total current assets	—	174,297	238,147	555,753	—	968,197
Property, plant and equipment, net	—	55,869	7,516	40,476	—	103,861
Investment in subsidiaries	1,010,699	551,617	—	—	(1,562,316)	—
Other assets	—	19,766	218,810	351,079	—	589,655
Total assets	$1,010,699	$801,549	$464,473	$947,308	$(1,562,316)	$1,661,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$122	$4,790	$30,269	$—	$35,181
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	78,324	29,533	246,975	—	354,832
Total current liabilities	—	78,446	34,323	277,244	—	390,013
Intercompany accounts	255,660	(183,770)	(231,822)	159,932	—	—
Long-term debt	—	330,950	—	—	—	330,950
Other long-term liabilities	—	100,973	1,587	83,151	—	185,711
Stockholders’ equity	755,039	474,950	660,385	426,981	(1,562,316)	755,039
Total liabilities and stockholders’ equity	$1,010,699	$801,549	$464,473	$947,308	$(1,562,316)	$1,661,713

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$43,649	$255	$69,521	$—	$113,425
Accounts receivable, net	—	—	141,864	168,170	—	310,034
Inventories	—	85,368	139,682	141,485	—	366,535
Prepaid expenses and other current assets	—	25,531	15,333	51,001	—	91,865
Assets of held for sale	—	989	51,242	—	—	52,231
Total current assets	—	155,537	348,376	430,177	—	934,090
Property, plant and equipment, net	—	44,807	39,655	40,976	—	125,438
Investment in subsidiaries	891,734	551,617	—	—	(1,443,351)	—
Other assets	—	34,537	243,475	319,008	—	597,020
Total assets	$891,734	$786,498	$631,506	$790,161	$(1,443,351)	$1,656,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$96,210	$61,358	$268,068	$—	$425,636
Total current liabilities	—	96,210	61,358	268,068	—	425,636
Intercompany accounts	232,205	(302,664)	(76,219)	146,678	—	—
Long-term debt	—	382,750	—	192	—	382,942
Other long-term liabilities	—	103,783	13,421	71,237	—	188,441
Stockholders’ equity	659,529	506,419	632,946	303,986	(1,443,351)	659,529
Total liabilities and stockholders’ equity	$891,734	$786,498	$631,506	$790,161	$(1,443,351)	$1,656,548

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended September 29, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$331,933	$397,465	$655,976	$—	$1,385,374
Cost of goods sold	—	231,442	277,398	311,400	—	820,240
Gross profit	—	100,491	120,067	344,576	—	565,134
SG&A expenses (including amortization of intangible assets)	—	82,801	135,950	236,600	—	455,351
Pension expense (income)	—	(1,048)	—	10	—	(1,038)
Operating income (loss)	—	18,738	(15,883)	107,966	—	110,821
Equity in income of subsidiaries	(56,163)	—	—	—	56,163	—
Intercompany	—	(8,393)	(5,309)	13,702	—	—
Other (income) loss	—	13	(6)	(6,470)	—	(6,463)
Interest (income) expense, net	—	22,762	(6)	2,934	—	25,690
Income (loss) from continuing operations before provision for income taxes	56,163	4,356	(10,562)	97,800	(56,163)	91,594
Provision (benefit) for income taxes	—	1,469	(3,563)	32,992	—	30,898
Income (loss) from continuing operations	56,163	2,887	(6,999)	64,808	(56,163)	60,696
Income (loss) from discontinued operations, net of income taxes	—	26	(3,419)	(1,140)	—	(4,533)
Net income (loss)	$56,163	$2,913	$(10,418)	$63,668	$(56,163)	$56,163

	Nine Months Ended September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$318,757	$390,561	$498,336	$—	$1,207,654
Cost of goods sold	—	236,651	263,812	243,675	—	744,138
Gross profit	—	82,106	126,749	254,661	—	463,516
SG&A expenses (including amortization of intangible assets)	—	94,712	110,461	179,670	—	384,843
Pension expense (income)	—	(249)	—	—	—	(249)
Operating income (loss)	—	(12,357)	16,288	74,991	—	78,922
Equity in income of subsidiaries	(31,866)	—	—	—	31,866	—
Intercompany	—	(4,932)	(5,378)	10,310	—	—
Other (income) loss	—	(255)	(203)	(2,662)	—	(3,120)
Interest (income) expense, net	—	88,568	(63,878)	1,904	—	26,594
Income (loss) from continuing operations before provision for income taxes	31,866	(95,738)	85,747	65,439	(31,866)	55,448
Provision (benefit) for income taxes	—	(26,844)	28,264	14,226	—	15,646
Income (loss) from continuing operations	31,866	(68,894)	57,483	51,213	(31,866)	39,802
Income (loss) from discontinued operations, net of income taxes	—	(638)	(9,591)	2,293	—	(7,936)
Net income (loss)	$31,866	$(69,532)	$47,892	$53,506	$(31,866)	$31,866

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended September 29, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$21,791	$68,997	$(22,003)	$32,798	$—	$101,583
Net cash provided by (used) in operating activities from discontinued operations	—	(1,326)	23,669	2,857	—	25,200
Net cash provided by (used in) operating activities	21,791	67,671	1,666	35,655	—	126,783
Cash flows from investing activities:
Collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(8,944)	(545)	(14,819)	—	(24,308)
Business acquisitions, net of cash acquired	—	(664)	—	(1,027)	—	(1,691)
Other	—	741	(1,028)	290	—	3
Net cash used in investing activities from continuing operations	—	(7,336)	(1,573)	(15,556)	—	(24,465)
Net cash used in investing activities from discontinued operations	—	—	—	(443)	—	(443)
Net cash used in investing activities	—	(7,336)	(1,573)	(15,999)	—	(24,908)
Cash flows from financing activities:
Repayment of Term B Note	—	(41,350)	—	—	—	(41,350)
Decrease in short-term CKJEA notes payable	—	—	—	(20,866)	—	(20,866)
Proceeds from the exercise of employee stock options	11,117	—	—	—	—	11,117
Purchase of treasury stock	(32,908)	—	—	—	—	(32,908)
Other	—	57	—	(312)	—	(255)
Net cash provided by (used in) financing activities	(21,791)	(41,293)	—	(21,178)	—	(84,262)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,274	—	4,274
Increase (decrease) in cash and cash equivalents	—	19,042	93	2,752	—	21,887
Cash and cash equivalents at beginning of period	—	68,255	104	98,631	—	166,990
Cash and cash equivalents at end of period	$—	$87,297	$197	$101,383	$—	$188,877

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$22,575	$(12,813)	$(22,155)	$59,181	$—	$46,788
Net cash provided by (used in) operating activities from discontinued operations	—	1,307	24,052	1,652	—	27,011
Net cash provided by (used in) operating activities	22,575	(11,506)	1,897	60,833	—	73,799
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	4,290	—	22	—	4,312
Purchase of property, plant and equipment	—	(17,365)	(1,784)	(9,714)	—	(28,863)
Business acquisitions, net of cash acquired	—	(208,532)	(3)	—	—	(208,535)
Net cash used in investing activities from continuing operations	—	(221,607)	(1,787)	(9,692)	—	(233,086)
Net cash used in investing activities from discontinued operations	—	—	(436)	(628)	—	(1,064)
Net cash used in investing activities	—	(221,607)	(2,223)	(10,320)	—	(234,150)
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	—	180,000	—	—	—	180,000
Payment of debt assumed with business acquisition	—	—	—	(44,592)	—	(44,592)
Payment of deferred financing costs	—	(3,358)	—	—	—	(3,358)
Increase (decrease) in short-term note payable	—	—	—	3,826	—	3,826
Repayment of long-term debt	—	(450)	—	—	—	(450)
Repayment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Proceeds from the exercise of employee stock options	2,804	—	—	—	—	2,804
Purchase of treasury stock	(25,379)	—	—	—	—	(25,379)
Net cash provided by (used in) financing activities	(22,575)	170,992	—	(40,766)	—	107,651
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,924	—	1,924
Decrease in cash and cash equivalents	—	(62,121)	(326)	11,671	—	(50,776)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$43,649	$255	$69,521	$—	$113,425

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17 — Commitments

Except as set forth below, the contractual obligations and commitments in existence as of September 29, 2007 did not differ materially from those disclosed as of December 30, 2006 in the Company’s Annual Report on Form 10-K for Fiscal 2006.

	Payments Due by Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases entered into during the Nine Months Ended September 29, 2007	$5,484	$9,354	$8,395	$6,022	$4,113	$18,704	$52,072
Production commitments related to Mexican manufacturing plants (see Note 4)	$8,500	$22,200	$15,800	$16,600	$8,400	$—	$71,500
Other contractual obligations pursuant to agreements entered into during the Nine Months Ended September 29, 2007	3,448	1,326	673	120	241	182	$5,990
Total	$17,432	$32,880	$24,868	$22,742	$12,754	$18,886	$129,562
In addition, as of September 29, 2007, the Company was party to the following outstanding foreign currency exchange contracts:

i)	Contracts to purchase approximately $5,790 for a total of approximately €4,296 at a weighted average exchange rate of $1.35 to €1.00. These foreign currency exchange contracts mature through March 2008 and are designed to fix the number of euros required to satisfy certain dollar denominated royalty expenses incurred by certain of the Company’s European subsidiaries.

ii)	Contracts to purchase approximately $7,702 for a total of approximately €5,620 at a weighted average exchange rate of $1.3705 to €1.00. These foreign currency exchange contracts mature through March 2008 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries.

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

The period July 1, 2007 to September 29, 2007 (the ‘‘Three Months Ended September 29, 2007’’) and the period July 2, 2006 to September 30, 2006 (the ‘‘Three Months Ended September 30, 2006’’) both contained thirteen weeks of operations. The period December 31, 2006 to September 29, 2007 (the ‘‘Nine Months Ended September 29, 2007’’) and the period January 1, 2006 to September 30, 2006 (the ‘‘Nine Months Ended September 30, 2006’’) both contained thirty-nine weeks of operations. References to ‘‘Core Intimates’’ refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Lifeguard®, Nautica®, Calvin Klein®and Michael Kors®.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the Internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, Costco and Wal-Mart Stores. As of September 29, 2007, the Company operated: (i) 704 Calvin Klein retail stores worldwide (consisting of 113 free-standing stores (including one on-line store) and 591 shop-in-shop/concession stores); (ii) 79 Lejaby® (considered held for sale as of September 29, 2007 and included in discontinued operations) retail stores (consisting of one free-standing store and 78 shop-in-shop stores); and (iii) one Speedo® on-line store. As of September 29, 2007, there were also 365 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

On September 18, 2007 the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear). As part of the September 18, 2007 announcement, the Company also disclosed that it would be exploring strategic alternatives for its Lejaby business and, as of September 29, 2007, it was actively engaged in the marketing of this business for sale. As a result, the OP women’s and junior’s, Anne Cole, Catalina, Cole of California and Lejaby business units have been classified as discontinued operations for the Three and Nine Months Ended September 29, 2007 and September 30, 2006. The Company’s Nautica, Lifeguard, Michael Kors and private label swimwear businesses will be classified as discontinued operations when those businesses have ceased operations, which operations are expected to cease in the first half of 2008. In addition, on October 1, 2007, pursuant to its previously disclosed strategy to undertake supply chain initiatives in order to increase efficiencies, the Company transferred the ownership of its Mexican manufacturing facilities to a local business partner. In connection with these and other restructuring activities, the Company has classified all the financial data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’), including all restructuring charges, in accordance with accounting standards generally accepted in the United States (‘‘U.S.’’). Restructuring charges are included in the operating results of the related business segments and are summarized in Note 4 of Notes to Consolidated Condensed Financial Statements and are noted in this MD&A, where applicable.

Highlights for the Three and Nine Months Ended September 29, 2007 included:

•	Net revenues increased $55.1 million, or 13.1%, to $474.8 million for the Three Months Ended September 29, 2007, and increased $177.7 million, or 14.7%, to $1.4 billion for the Nine Months Ended September 29, 2007, led primarily by the Company’s Calvin Klein Jeans and Underwear businesses, both domestic and international.

•	Gross profit increased $22.5 million, or 13.3%, to $192.0 million for the Three Months Ended September 29, 2007, and increased $101.6 million, or 21.9%, to $565.1 million for the Nine Months Ended September 29, 2007, led primarily by the Company’s Calvin Klein Jeans and Underwear businesses, both domestic and international. Gross margin remained flat at 40.4% for the Three Months Ended September 29, 2007, and increased 240 basis points to 40.8% for the Nine Months Ended September 29, 2007. Gross profit for the Three and Nine Months Ended September 29, 2007 includes $9.3 million and $12.3 million of restructuring charges, respectively. See Note 4 of Notes to Consolidated Condensed Financial Statements.

•	Operating income decreased $6.7 million, or 17.9%, to $30.7 million for the Three Months Ended September 29, 2007, and increased $31.9 million, or 40.4%, to $110.8 million for the Nine Months Ended September 29, 2007. Operating margin decreased 240 basis points to 6.5% for the Three Months Ended September 29, 2007, and increased 150 basis points to 8.0% for the Nine Months Ended September 29, 2007. Included in operating income for the Three and Nine Months Ended September 29, 2007 are restructuring expenses of $17.6 million and $21.2 million, respectively, primarily related to management initiatives undertaken to improve the profitability of the Swimwear Group.

•	In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $14.1 million increase in net revenues and a $2.9 million increase in operating income for the Three Months Ended September 29, 2007 and resulted in a $32.6 million increase in net revenues and a $5.5 million increase in operating income for the Nine Months Ended September 29, 2007.

•	Net income decreased to $4.4 million (or $0.10 per diluted share) for the Three Months Ended September 29, 2007 compared to $14.6 million (or $0.31 per diluted share) for the Three Months Ended September 30, 2006. Included in the net income for the Three Months Ended September 29, 2007 are restructuring charges of $17.5 million (net of income tax benefits of $0.2 million), or $0.38 per diluted share, and losses from discontinued operations of $6.9 million (net of income tax benefits of $2.8 million), or $0.15 per diluted share. Included in net income for The Three Months Ended September 30, 2006 are losses from discontinued operations of $11.2 million (net of an income tax provision of $0.9 million), or $0.24 per diluted share. Net income increased to $56.2 million (or $1.21 per diluted share) for the Nine Months Ended September 29, 2007 compared to $31.9 million (or $0.68 per diluted share) for the Nine Months Ended September 30, 2006. Included in the net income for the Nine Months Ended September 29, 2007 are restructuring charges of $20.2 million (net of income tax benefits of $1.0 million), or $0.44 per diluted share, and losses from discontinued operations of $4.5 million (net of an income tax provision of $0.1 million), or $0.15 per diluted share. Included in net income for The Nine Months Ended September 30, 2006 are losses from discontinued operations of $7.9 million (net of an income tax provision of $2.0 million), or $0.17 per diluted share. The Company notes that the majority of the restructuring expenses incurred during the Three and Nine Months Ended September 29, 2007 do not receive a benefit for tax purposes at this time. See Note 6 of Notes to Consolidated Condensed Financial Statements.

•	Cash and cash equivalents increased from $167.0 million at December 30, 2006 to $188.9 million at September 29, 2007. During the Nine Months Ended September 29, 2007, the Company used $41.4 million to pay down a portion of the outstanding Term B Note (as defined below) and used $30.5 million to repurchase 911,548 shares of the Company’s common stock in the open market under the Company’s 2005 Share Repurchase Program (as defined below).

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

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006 and the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006. The results of the Company’s discontinued operations are included in ‘‘Loss from discontinued operations, net of taxes’’ for all periods presented.

	Three Months Ended September 29, 2007	% of Net Revenues	Three Months Ended September 30, 2006	% of Net Revenues	Nine Months Ended September 29, 2007	% of Net Revenues	Nine Months Ended September 30, 2006	% of Net Revenues
	(in thousands of dollars)
Net revenues	$474,762	100.0%	$419,637	100.0%	$1,385,374	100.0%	$1,207,654	100.0%
Cost of goods sold	282,783	59.6%	250,130	59.6%	820,240	59.2%	744,138	61.6%
Gross profit	191,979	40.4%	169,507	40.4%	565,134	40.8%	463,516	38.4%
Selling, general and administrative expenses	158,668	33.4%	129,552	30.9%	445,304	32.1%	375,104	31.1%
Amortization of intangible assets	2,997	0.6%	2,695	0.6%	10,047	0.8%	9,739	0.8%
Pension income	(345)	−0.1%	(83)	0.0%	(1,038)	-0.1%	(249)	0.0%
Operating income	30,659	6.5%	37,343	8.9%	110,821	8.0%	78,922	6.5%
Other loss (income)	419		(4,387)		(6,463)		(3,120)
Interest expense	9,177		9,451		27,983		28,578
Interest income	(1,257)		(797)		(2,293)		(1,984)
Income from continuing operations before provision for income taxes	22,320		33,076		91,594		55,448
Provision for income taxes	10,966		7,288		30,898		15,646
Income from continuing operations	11,354		25,788		60,696		39,802
Loss from discontinued operations, net of taxes	(6,942)		(11,227)		(4,533)		(7,936)
Net income	$4,412		$14,561		$56,163		$31,866

Net Revenues

Net revenues by group were as follows:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Change	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$265,098	$232,812	$32,286	13.9%	$693,419	$568,306	$125,113	22.0%
Intimate Apparel Group	174,509	146,700	27,809	19.0%	450,067	391,634	58,433	14.9%
Swimwear Group	35,155	40,125	(4,970)	−12.4%	241,888	247,714	(5,826)	−2.4%
Net revenues(a)	$474,762	$419,637	$55,125	13.1%	$1,385,374	$1,207,654	$177,720	14.7%

(a)	Includes $357.8 million, $290.2 million, $920.0 million and $719.7 million related to the Company’s total Calvin Klein businesses for the Three Months Ended September 29, 2007, the Three Months Ended September 30, 2006, the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively.

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Net revenues increased $55.1 million, or 13.1%, to $474.8 million for the Three Months Ended September 29, 2007 compared to $419.6 million for the Three Months Ended September 30, 2006. This increase reflects a $32.3 million increase in the Sportswear Group (due primarily to expansion of Calvin Klein Jeans in Europe) and a $27.8 million increase in the Intimate Apparel Group (due primarily to expansion of Calvin Klein Underwear in Europe). Offsetting these increases was a decline in the Swimwear Group’s net revenues of $5.0 million. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $14.1 million increase in net revenues for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Net revenues increased $177.7 million, or 14.7%, to $1.4 billion for the Nine Months Ended September 29, 2007 compared to $1.2 billion for the Nine Months Ended September 30, 2006. This increase reflects a $125.1 million increase in the Sportswear Group (due primarily to expansion of Calvin Klein Jeans in Europe) and a $58.4 million increase in the Intimate Apparel Group (due primarily to expansion of Calvin Klein Underwear in Europe). Offsetting these increases was a decline in the Swimwear Group’s net revenues of $5.8 million. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $32.6 million increase in net revenues for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006.

The following table summarizes the Company’s net revenues by channel of distribution for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006:

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
United States – wholesale
Department stores and independent retailers	15%	17%
Specialty stores	9%	10%
Chain stores	8%	9%
Mass merchandisers	2%	3%
Membership clubs and other	18%	20%
Total United States – wholesale	52%	59%
International – wholesale	31%	27%
Retail/other(a)	17%	14%
Net revenues – consolidated	100%	100%

(a)	Includes approximately 0.8% and 0.5% for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively, related to domestic retail operations including the Company’s CKU.com and SpeedoUSA.com websites with the remainder related to the Company’s international retail business.

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Change	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$169,597	$142,607	$26,990	18.9%	$419,115	$330,860	$88,255	26.7%
Chaps	45,238	50,296	(5,058)	−10.1%	128,377	132,512	(4,135)	−3.1%
Mass sportswear licensing(a)	—	1,131	(1,131)	−100.0%	233	3,419	(3,186)	−93.2%
Sportswear wholesale	214,835	194,034	20,801	10.7%	547,725	466,791	80,934	17.3%
Sportswear retail	50,263	38,778	11,485	29.6%	145,694	101,515	44,179	43.5%
Sportswear Group(b)	$265,098	$232,812	$32,286	13.9%	$693,419	$568,306	$125,113	22.0%

(a)	Mass sportswear licensing revenues relate to design services fees earned in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future revenues associated with White Stag.
(b)	Includes net revenues of $16.0 million, $10.0 million, $52.9 million and $32.0 million related to the Calvin Klein accessories business in Europe and Asia for the Three Months Ended September 29, 2007, the Three Months Ended September 30, 2006, the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively.

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Calvin Klein Jeans wholesale net revenues increased $27.0 million for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $87.9 million for the Three Months Ended September 29, 2007 compared to $67.7 million for the Three Months Ended September 30, 2006. The $20.2 million increase in CKJEA Business wholesale net revenues primarily reflects the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $6.8 million increase in wholesale net revenues reflects a $5.0 million increase in the U.S. and a $1.8 million increase in Mexico. The increase in wholesale net revenues in the U.S. reflects an $8.2 million increase in sales to department stores (due mainly to strong performance of women’s programs), a $2.6 million increase in sales to customers in the off-price channel of distribution, a $6.3 million decrease in sales to membership clubs and a $0.5 million increase in all other channels of distribution. The decline in sales to membership clubs relates primarily to timing and the Company expects total sales to membership clubs in fiscal 2007 to be comparable to Fiscal 2006.

Chaps® net revenues decreased $5.1 million reflecting a $2.3 million decrease in Canada, a $2.0 million decrease in Mexico and a $0.8 million decrease in the U.S. The decrease in Canada represents a decline in sales to department stores and membership clubs. The decrease in Mexico primarily represents a decrease in sales to membership clubs due to lower than expected sell through at retail.

Sportswear retail net revenues increased $11.5 million for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006. Net revenues for the Three Months Ended September 29, 2007 include $50.0 million compared to $38.6 million for the Three Months Ended September 30, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. The $11.4 million increase in the CKJEA Business reflects increases related to both new and same store sales and the positive effect of foreign currency translation.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Calvin Klein Jeans wholesale net revenues increased $88.3 million for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $194.8 million (inclusive of $19.6 million related to January 2007) for the Nine Months Ended September 29, 2007 compared to $129.2 million for the Nine Months Ended September 30, 2006. The $65.6 million increase in CKJEA wholesale business net revenues primarily reflects an additional month of operations, the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $22.7 million increase in wholesale net revenues reflects a $20.3 million increase in the U.S., a $1.7 million increase in Canada and a $0.9 million increase in Mexico, partially offset by a $0.2 million decrease in Europe. The increase in wholesale net revenues in the U.S. reflects a $10.8 million increase in sales to department stores (due mainly to strong performance in women’s programs), a $9.0 million increase in sales to membership clubs and a $2.2 million increase in sales to customers in the off-price channel of distribution, partially offset by a $1.7 million decrease in all other channels of distribution. Sales to membership clubs for the full fiscal year 2007 are expected to be comparable to sales to membership clubs in Fiscal 2006.

Chaps® net revenues decreased $4.1 million reflecting a $3.5 million decrease in Canada and a $2.0 million decrease in Mexico, partially offset by a $1.4 million increase in the U.S. The decrease in Canada primarily reflects a decrease in sales to department stores and membership clubs. The decrease in Mexico represents a decrease in sales to membership clubs due to lower than expected sell through at retail.

Sportswear retail net revenues increased $44.2 million for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006. Net revenues for the Nine Months Ended September 29, 2007 include $144.9 million (inclusive of $14.9 million related to January 2007) compared to $101.1 million for the Nine Months Ended September 30, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. The $43.8 million increase in the CKJEA Business primarily reflects an additional month of operations, increases related to both new and same store sales and the positive effect of foreign currency translation.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Change	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$101,506	$81,642	$19,864	24.3%	$247,726	$208,309	$39,417	18.9%
Core Intimates	39,244	40,048	(804)	-2.0%	115,976	118,667	(2,691)	-2.3%
Intimate Apparel wholesale	140,750	121,690	19,060	15.7%	363,702	326,976	36,726	11.2%
Calvin Klein Underwear retail	33,759	25,010	8,749	35.0%	86,365	64,658	21,707	33.6%
Intimate Apparel Group	$174,509	$146,700	$27,809	19.0%	$450,067	$391,634	$58,433	14.9%

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

The $19.9 million increase in Calvin Klein Underwear wholesale net revenues reflects an $11.0 million increase in Europe, a $6.3 million increase in the U.S., a $1.3 million increase in Canada, a $1.2 million increase in Mexico and a $0.1 million increase in Asia. The increase in Europe was due mainly to strong performance in both men’s and women’s (driven primarily by the launch of the new Steel line in August 2007) and the positive effect of foreign currency translation. The increase in the U.S. reflects a $2.4 million increase in sales to membership clubs (due primarily to the expansion of women’s programs to this channel during the fourth quarter of Fiscal 2006), a $1.9 million increase in sales to customers in the off-price channel of distribution (due to a planned inventory initiative), a $1.3 million increase in sales to department stores (due primarily to the launch of Steel in August 2007) and a $1.2 million increase in sales to specialty stores, partially offset by a $0.5 million decrease in sales to chain stores.

The $0.8 million decrease in Core Intimates net revenues reflects a $1.6 million decrease in the U.S., partially offset by a $0.7 million increase in Canada and a $0.2 million increase in Asia. The decrease in the U.S. reflects a $3.1 million decrease in sales to department stores, a $1.5 million decrease in sales to membership clubs, and a $1.4 million decrease in sales to specialty stores, partially offset by a $2.3 million increase in sales to chain stores and a $2.1 million increase in sales to customers in the off-price channel of distribution. The decrease in sales to department stores was due primarily to initial sell-in of products in Fiscal 2006, primarily associated with the launch of Olga’s Christina in June 2006. The increase in sales to chain stores was due primarily to the positive reception of the Olga brand in this channel.

The $8.7 million increase in Calvin Klein Underwear retail net revenues reflects a $6.3 million increase in Europe, a $1.3 million increase in Asia, a $0.7 million increase in the U.S. and a $0.4 million increase in Canada. The increase in net revenues in Europe was driven primarily by the launch of the new Steel line in August 2007, sales associated with new stores and the positive effect of foreign currency translation. The increase in net revenues in Asia reflects sales associated with new stores and an average increase of approximately 27% in same store sales. The increase in the U.S. primarily reflects an increase in sales attributable to the New York retail store which was opened in Fiscal 2006 and the Company’s Calvin Klein Underwear Internet retail website, CKU.com.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

The $39.4 million increase in Calvin Klein Underwear wholesale net revenues reflects a $20.3 million increase in the U.S., a $17.8 million increase in Europe, a $1.6 million increase in Mexico and a $0.5 million increase in Canada, partially offset by a $0.8 million decrease in Asia. The increase in net revenues in the U.S. reflects a $15.0 million increase in sales to customers in the off-price channel of distribution (due primarily to women’s programs) and a $5.8 million increase in sales to department/specialty stores (due primarily to women’s programs such as Perfectly Fit), partially offset by a $0.4 million decrease in sales to membership clubs and a $0.1 million decrease in sales to chain stores. The increase in net revenues in Europe reflects increases in both men’s and women’s programs (due primarily to the strong performance of new products and fashion lines launched in the latter half of Fiscal 2006) and the positive effect of foreign currency translation.

The $2.7 million decrease in Core Intimates net revenues reflects a $3.5 million decrease in the U.S. and a $0.2 million decrease in Mexico, partially offset by a $0.8 million increase in Canada and a $0.2 million increase in Asia. The decrease in net revenues in the U.S. reflects a $6.5 million decrease in sales to department stores, a $3.5 million decrease in sales to chain stores and a $2.8 million decrease in sales to membership clubs, partially offset by a $6.9 million increase in sales to customers in the off-price channel of distribution, a $2.1 million increase in sales to specialty stores and a $0.3 million decrease in all other channels of distribution. The decreases in sales to department and chain stores were due primarily to initial sell-in of products in Fiscal 2006, primarily associated with the launch of Olga into certain chain stores in January 2006 and the launch of Olga’s Christina in June 2006. The increase in sales to the off-price channel of distribution was due primarily to the $2.1 million sale of Speedo sports bras to this channel combined with an increase in sales of Warner’s to this channel. The increase in sales to specialty stores was due primarily to a $2.3 million increase in the Company’s private label business.

The $21.7 million increase in Calvin Klein Underwear retail net revenues reflects a $16.2 million increase in Europe, a $2.5 million increase in the U.S., a $1.9 million increase in Asia, a $0.9 million increase in Canada and a $0.2 million increase in Mexico. The increase in net revenues in Europe was driven primarily by increases in both men’s and women’s programs (associated with new products and fashion lines launched in the latter part of Fiscal 2006), sales associated with new stores and the positive effect of foreign currency translation. The increase in the U.S. reflects an increase in sales attributable to the Company’s Calvin Klein Underwear Internet website, CKU.com and the New York retail store which was opened in Fiscal 2006. The increase in net revenues in Asia reflects sales associated with new stores and an average increase of approximately 14.9% in same store sales.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Increase (Decrease)	% Change	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$27,728	$33,367	$(5,639)	−16.9%	$180,529	$193,689	$(13,160)	−6.8%
Designer(a)	4,745	4,645	100	2.2%	53,293	48,753	4,540	9.3%
Swimwear wholesale	32,473	38,012	(5,539)	−14.6%	233,822	242,442	(8,620)	−3.6%
Swimwear retail	2,682	2,113	569	26.9%	8,066	5,272	2,794	53.0%
Swimwear Group	$35,155	$40,125	$(4,970)	−12.4%	$241,888	$247,714	$(5,826)	−2.4%

(a)	Includes Calvin Klein of $2.7 million, $2.1 million, $21.1 million and $14.4 million for the Three Months Ended September 29, 2007, the three Months Ended September 30, 2006, the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively. As noted previously, the Company intends to exit its Designer swim brands (except for Calvin Klein swimwear) by the end of the second quarter in fiscal 2008.

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

The $5.6 million decrease in net revenues for Speedo wholesale reflects a $5.8 million decrease in the U.S., partially offset by a $0.2 million increase in Mexico. The decrease in the U.S. reflects a $6.8 million decrease in sales to membership clubs and a $1.0 million decrease in sales to specialty stores, partially offset by a $1.8 million increase in sales to mass merchandisers (due primarily to a customer extending its selling season) and a $0.2 million net increase in all other channels of distribution. The decreases in sales to membership clubs and specialty stores primarily reflect lower than expected sell-through at retail.

The $0.1 million increase in Designer wholesale net revenues reflects a $1.0 million increase in Europe, partially offset by a $0.9 million decrease in the U.S. The increase in net revenues in Europe reflects the positive reception of current year collections in this market and the positive effect of foreign currency translation. The decrease in the U.S. was due primarily to a $0.7 million decrease in sales to specialty stores. As noted previously, the Company intends to exit its Designer swim brands (except for Calvin Klein swimwear) by the end of the second quarter in fiscal 2008.

The $0.6 million increase in Swimwear retail net revenues reflects an increase in sales attributable to the Company’s Speedo Internet retail website, SpeedoUSA.com.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

The $13.2 million decrease in net revenues for Speedo wholesale reflects a $14.9 million decrease in the U.S., partially offset by a $1.1 million increase in Mexico and a $0.6 million increase in Canada. The decrease in the U.S. reflects a $15.0 million decrease in sales to membership clubs (primarily due to the initial launch of shoes and accessories lines into this channel during the Nine Months Ended September 30, 2006), a $6.4 million decrease in sales to chain stores (primarily due to lower than expected sell-through of the Company’s branded swimwear products at retail), a $0.4 million decrease in sales to mass merchandisers and a $0.3 million decrease in sales to department stores, partially offset by a $5.9 million increase in the off-price channel of distribution and a $1.3 million increase in sales to specialty stores.

The $4.5 million increase in Designer wholesale net revenues reflects a $6.7 million increase in Europe and a $0.3 million increase in Mexico, partially offset by a $2.3 million decrease in the U.S. and a $0.2 million decrease in Canada. The increase in Europe reflects the positive reception of current year collections in this market and the positive effect of foreign currency translation. As previously disclosed, the Company intends to exit its Designer swim brands (except for Calvin Klein swimwear) by the end of the second quarter in fiscal 2008.

The $2.8 million increase in Swimwear retail net revenues reflects an increase in sales attributable to the Company’s Speedo Internet retail website, SpeedoUSA.com.

Gross Profit

Gross profit was as follows:

	Three Months Ended September 29, 2007	% of Brand Net Revenues	Three Months Ended September 30, 2006	% of Brand Net Revenues	Nine Months Ended September 29, 2007	% of Brand Net Revenues	Nine Months Ended September 30, 2006	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group	$112,960	42.6%	$93,426	40.1%	$294,582	42.5%	$214,942	37.8%
Intimate Apparel Group	81,797	46.9%	63,218	43.1%	203,550	45.2%	163,487	41.7%
Swimwear Group	(2,777)	−7.9%	12,863	32.1%	67,002	27.7%	85,087	34.3%
Total gross profit	$191,980	40.4%	$169,507	40.4%	$565,134	40.8%	$463,516	38.4%

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Gross profit was $192.0 million, or 40.4% of net revenues, for the Three Months Ended September 29, 2007 compared to $169.5 million, or 40.4% of net revenues, for the Three Months Ended September 30, 2006. The $22.5 million increase in gross profit was due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for the Three Months Ended September 29, 2007 is $9.3 million of restructuring expenses included in cost of goods sold (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $7.5 million increase in gross profit for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006.

Sportswear Group gross profit increased $19.5 million and gross margin increased 250 basis points for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006. The increase in gross profit reflects an $11.8 million increase in Calvin Klein Jeans wholesale (including a $9.3 million increase in the CKJEA Business) and a $7.9 million increase in Sportswear retail, partially offset by a $0.2 million decrease in Chaps. The increase in gross margin was due primarily to a decrease in customer allowances related to the Chaps business.

Intimate Apparel Group gross profit increased $18.6 million and gross margin increased 380 basis points for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006. The increase in gross profit reflects an $11.1 million increase in Calvin Klein Underwear wholesale (due primarily to the increase in net revenues, discussed above), a $6.4 million increase in Calvin Klein Underwear retail (due to the increase in net revenues, discussed above) and a $1.1 million increase in Core Intimates (due to a favorable change in sales mix despite a decrease in net revenues, as discussed above). The increase in gross margin reflects a 330 basis point increase in Core Intimates (due to more favorable inventory markdowns and customer allowances), a 300 basis point increase in Calvin Klein Underwear retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives) and a 250 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances and a more favorable product mix).

Swimwear Group gross profit decreased $15.6 million and gross margin decreased from a gain of 32.1% for the Three Months Ended September 30, 2006 to a loss of 7.9% for the Three Months Ended September 29, 2007. Gross profit for the Three Months Ended September 29, 2007 included restructuring expenses of approximately $9.3 million (see Note 4 of Notes to Consolidated Condensed Financial Statements) and $5.0 million of additional inventory markdown expense necessary to sell or dispose of excess inventory. As discussed previously, the Company intends to exit its Designer swim brands (except Calvin Klein swimwear) by the end of the second quarter of fiscal 2008.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Gross profit was $565.1 million, or 40.8% of net revenues, for the Nine Months Ended September 29, 2007 compared to $463.5 million, or 38.4% of net revenues, for the Nine Months Ended September 30, 2006. The $101.6 million increase in gross profit and the 240 basis point increase in gross margin were due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for the Nine Months Ended September 29, 2007 is $12.3 million of restructuring expenses included in cost of goods sold (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $17.4 million increase in gross profit for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006.

Sportswear Group gross profit increased $79.6 million and gross margin increased 470 basis points for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006. The increase in gross profit reflects an increase of $44.6 million in Calvin Klein Jeans wholesale (including a $29.7 million increase in the CKJEA Business), a $28.7 million increase in Sportswear retail (primarily due to the CKJEA Business) and a $6.6 million increase in Chaps, partially offset by a $0.3 million decrease in Mass sportswear licensing. The majority of the increase in gross margin was due to increases in the wholesale Calvin Klein Jeans and Chaps businesses. The increase in Calvin Klein Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in customer allowances.

Intimate Apparel Group gross profit increased $40.1 million and gross margin increased 350 basis points for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006. The increase in gross profit reflects a $24.4 million increase in Calvin Klein Underwear wholesale (due primarily to increased net revenues, discussed above) and a $16.1 million increase in Calvin Klein Underwear retail (due primarily to increased net revenues, discussed above), partially offset by a $0.4 million decrease in Core Intimates (due primarily to an unfavorable change in sales mix reflecting increased off-price and private label sales, as discussed above). The increase in gross margin reflects a 330 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe), a 300 basis point increase in Calvin Klein Underwear retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives) and a 40 basis point increase in Core Intimates (due to more favorable inventory markdowns and customer allowances).

Swimwear Group gross profit decreased $18.1 million and gross margin decreased from 34.3% for the Nine Months Ended September 30, 2006 compared to 27.7% for the Nine Months Ended September 29, 2007. Gross profit for the Nine Months Ended September 29, 2007 included restructuring expenses of approximately $12.3 million (see Note 4 of Notes to Consolidated Condensed Financial Statements) and $5.0 million of additional inventory markdown expense necessary to sell or dispose of excess inventory. As discussed previously, the Company has determined that it expects to exit its Designer swim brands (except Calvin Klein swimwear) by the end of the second quarter of fiscal 2008.

Selling, General and Administrative Expenses

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Selling, general & administrative (‘‘SG&A’’) expenses increased $29.1 million to $158.7 million (33.4% of net revenues) for the Three Months Ended September 29, 2007 compared to $129.6 million (30.9% of net revenues) for the Three Months Ended September 30, 2006, reflecting a $1.7 million increase in marketing expenses (due primarily to an increase in the Intimate Apparel Group associated with the launch of the new Steel line in August 2007), an $11.5 million increase in selling and distribution expenses (related primarily to increased retail stores net revenues), a $7.7 million increase in administrative expenses (due primarily to a $6.1 million increase in Calvin Klein Jeans in Europe and Asia related to expansion in those areas, and a $3.7 million increase in amounts accrued for employee compensation, partially offset by a $2.7 million decrease in professional services) and an $8.2 million increase in restructuring expenses included in SG&A expenses (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $4.6 million unfavorable effect which increased SG&A expenses for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

SG&A expenses increased $70.2 million to $445.3 million (32.1% of net revenues) for the Nine Months Ended September 29, 2007 compared to $375.1 million (31.1% of net revenues) for the Nine Months Ended September 30, 2006, reflecting a $4.5 million increase in marketing expenses (due primarily to increased spending for Calvin Klein Jeans in Europe and Asia related to expansion in those areas), a $28.7 million increase in selling and distribution expenses (related primarily to increased retail stores net revenues), a $28.3 million increase in administrative expenses (due primarily to a $13.0 million increase in Calvin Klein Jeans in Europe and Asia related to expansion in those areas, an $11.9 million increase in amounts accrued for performance-based employee incentive compensation and increased severance expenses of $0.8 million) and an $8.8 million increase in restructuring expenses included in SG&A expenses (see Note 4 of Notes to Consolidated Condensed Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had an $11.9 million unfavorable effect which increased SG&A expenses for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006.

Amortization of Intangible Assets

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Amortization of intangible assets increased to $3.0 million for the Three Months Ended September 29, 2007 compared to $2.7 million for the Three Months Ended September 30, 2006, including $2.3 million and $1.5 million, respectively, of amortization expense related to the CKJEA Business which was acquired on January 31, 2006.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Amortization of intangible assets increased to $10.0 million for the Nine Months Ended September 29, 2007 compared to $9.7 million for the Nine Months Ended September 30, 2006, including $7.0 million and $6.1 million, respectively, of amortization expense related to the CKJEA Business which was acquired on January 31, 2006.

Operating Income

The following table presents operating income by group:

	Three Months Ended September 29, 2007	% of Total Net Revenues	Three Months Ended September 30, 2006	% of Total Net Revenues	Nine Months Ended September 29, 2007	% of Total Net Revenues	Nine Months Ended September 30, 2006	% of Total Net Revenues
	(in thousands of dollars)
Sportswear Group	$36,776		$32,239		$82,624		$41,943
Intimate Apparel Group	33,361		24,243		79,372		52,562
Swimwear Group(a)	(29,637)		(8,575)		(15,477)		9,914
Unallocated corporate expenses	(9,841)	−2.1%	(10,564)	−2.5%	(35,698)	−2.6%	(25,497)	−2.1%
Operating income	$30,659	6.5%	$37,343	8.9%	$110,821	8.0%	$78,922	6.5%

(a)	Includes approximately $16.6 million and $20.1 million for the Three and Nine Months Ended September 29, 2007, respectively, related to restructuring expenses.

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Operating income was $30.7 million (6.5% of net revenues) for the Three Months Ended September 29, 2007 compared to $37.3 million (8.9% of net revenues) for the Three Months Ended September 30, 2006. Included in operating income is operating income of $18.9 million for the Three Months Ended September 29, 2007 and operating income of $17.9 million for the Three Months Ended September 30, 2006 related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group). In addition to the increase related to the CKJEA Business, operating income for the Intimate Apparel Group increased $9.1 million (led by Calvin Klein Underwear wholesale with a $6.2 million increase), the Sportswear Group (excluding the CKJEA Business) increased $3.4 million (led by Calvin Klein Jeans wholesale with a $2.1 million increase) and unallocated corporate expenses decreased by $0.7 million. More than offsetting these increases was a $21.1 million decrease in operating income of the Swimwear Group (including approximately $16.6 million of restructuring expenses during the Three Months Ended September 29, 2007). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.9 million increase in operating income for the Three Months Ended September 29, 2007 compared to the Three Months Ended September 30, 2006.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Operating income was $110.8 million (8.0% of net revenues) for the Nine Months Ended September 29, 2007 compared to $78.9 million (6.5% of net revenues) for the Nine Months Ended

September 30, 2006. Operating income related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group) was $37.5 million and $22.9 million for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively. In addition to the increase related to the CKJEA Business, operating income for the Sportswear Group (excluding the CKJEA Business) increased $26.1 million (led by Calvin Klein Jeans wholesale with a $15.6 million increase) and the Intimate Apparel Group increased $26.8 million (led by Calvin Klein Underwear wholesale with a $19.6 million increase). Partially offsetting these increases was a $25.4 million decrease in operating income of the Swimwear Group (including approximately $20.1 million of restructuring expenses during the Nine Months Ended September 29, 2007) and a $10.2 million increase in unallocated corporate expenses (due primarily to an increase in incentive-based employee compensation expense). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $5.5 million increase in operating income for the Nine Months Ended September 29, 2007 compared to the Nine Months Ended September 30, 2006.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended September 29, 2007(b)	% of Brand Net Revenues	Three Months Ended September 30, 2006(b)	% of Brand Net Revenues	Nine Months Ended September 29, 2007(b)	% of Brand Net Revenues	Nine Months Ended September 30, 2006(b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$31,022	18.3%	$27,091	19.0%	$62,286	14.9%	$36,336	11.0%
Chaps	4,075	9.0%	2,852	5.7%	7,506	5.8%	(2,883)	−2.2%
Mass sportswear licensing(a)	(95)	n/m	(164)	−14.5%	(233)	−100.0%	(176)	−5.1%
Sportswear wholesale	35,002	16.3%	29,779	15.3%	69,559	12.7%	33,277	7.1%
Sportswear retail	1,774	3.5%	2,460	6.3%	13,065	9.0%	8,666	8.5%
Sportswear Group	$36,776	13.9%	$32,239	13.8%	$82,624	11.9%	$41,943	7.4%

(a)	Mass sportswear licensing operating loss relates to the design services business in connection with the White Stag women’s sportswear line. The White Stag design service contract expired on January 31, 2007 and the Company will not earn any future income or incur any future losses associated with White Stag.
(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
	(in thousands of dollars)
Calvin Klein Jeans	$3,068	$2,878	$9,103	$8,714
Chaps	2,133	2,513	6,400	7,618
Mass sportswear licensing	—	60	—	182
Sportswear wholesale	5,201	5,451	15,503	16,514
Sportswear retail	72	—	316	—
Sportswear Group	$5,273	$5,451	$15,819	$16,514

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Sportswear Group operating income increased $4.5 million, or 14.1%. Operating income for the Three Months Ended September 29, 2007 includes operating income of $18.9 million compared to operating income of $17.9 million for the Three Months Ended September 30, 2006 related to the

CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, Sportswear Group operating income increased $3.4 million, or 24.0%, reflecting a $2.1 million increase in Calvin Klein Jeans wholesale, a $1.2 million increase in Chaps and a $0.1 million net increase in all other Sportswear lines. The increase in Calvin Klein Jeans wholesale without the CKJEA Business primarily reflects a $2.5 million increase in gross profit (discussed above), partially offset by a $0.4 million increase in SG&A expenses. The increase in Chaps reflects a $0.2 million decrease in gross profit (discussed above), more than offset by a $1.4 million decrease in SG&A expenses (due primarily to a reduction in selling and distribution expenses associated with the decrease in sales volume).

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Sportswear Group operating income increased $40.7 million, or 97.0%. Operating income for the Nine Months Ended September 30, 2007 includes $37.5 million compared to $22.9 million for the Nine Months Ended September 30, 2006 related to the CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, Sportswear Group operating income increased $26.1 million, or 136.8%, reflecting a $15.6 million increase in Calvin Klein Jeans wholesale, a $10.4 million increase in Chaps and a $0.1 million net increase in all other Sportswear lines. The increase in Calvin Klein Jeans wholesale without the CKJEA Business reflects a $14.9 million increase in gross profit (discussed above) combined with a $0.7 million decrease in SG&A expenses (due primarily to a decrease in selling expenses attributable to reduced headcount associated with certain discontinued lines, combined with a reduction in warehousing and distribution expenses associated with an increase in the ratio of ‘‘drop shipments’’ (product shipped directly from a supplier to a customer) to total shipments). The increase in Chaps reflects a $6.6 million increase in gross profit (discussed above), combined with a $3.8 million decrease in SG&A expenses (due primarily to a reduction in selling and distribution expenses associated with the decrease in sales volume described in net revenues above).

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended September 29, 2007(a)	% of Brand Net Revenues	Three Months Ended September 30, 2006(a)	% of Brand Net Revenues	Nine Months Ended September 29, 2007(a)	% of Brand Net Revenues	Nine Months Ended September 30, 2006(a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$21,662	21.3%	$15,499	19.0%	$49,519	20.0%	$29,942	14.4%
Core Intimates	3,544	9.0%	2,509	6.3%	9,275	8.0%	8,370	7.1%
Intimate Apparel wholesale	25,206	17.9%	18,008	14.8%	58,794	16.2%	38,312	11.7%
Calvin Klein Underwear retail	8,155	24.2%	6,235	24.9%	20,578	23.8%	14,250	22.0%
Intimate Apparel Group	$33,361	19.1%	$24,243	16.5%	$79,372	17.6%	$52,562	13.4%

(a)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
	(in thousands of dollars)
Calvin Klein Underwear	$2,438	$1,904	$7,317	$5,768
Core Intimates	1,620	1,560	4,862	4,732
Intimate Apparel wholesale	4,058	3,464	12,179	10,500
Calvin Klein Underwear retail	—	—	—	—
Intimate Apparel Group	$4,058	$3,464	$12,179	$10,500

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Intimate Apparel Group operating income increased $9.1 million, or 37.6%, over the prior year reflecting a $6.2 million increase in Calvin Klein Underwear wholesale, a $1.9 million increase in Calvin Klein Underwear retail and a $1.0 million increase in Core Intimates. The increase in Calvin Klein Underwear wholesale reflects an $11.1 million increase in gross profit (discussed above), partially offset by a $5.0 million increase in SG&A expenses (due mainly to an increase in marketing expenses associated with the launch of the new Steel line). The increase in Calvin Klein Underwear retail reflects a $6.4 million increase in gross profit (discussed above), partially offset by a $4.4 million increase in SG&A expenses (due primarily to increased selling expenditures related to increased sales and the negative effect of foreign currency translation). The increase in Core Intimates reflects a $1.1 million increase in gross profit (discussed above), partially offset by a $0.1 million increase in SG&A expenses.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Intimate Apparel Group operating income increased $26.8 million, or 51.0%, over the prior year reflecting a $19.6 million increase in Calvin Klein Underwear wholesale, a $6.3 million increase in Calvin Klein Underwear retail and a $0.9 million increase in Core Intimates. The increase in Calvin Klein Underwear wholesale reflects a $24.4 million increase in gross profit (discussed above), partially offset by a $4.8 million increase in SG&A expenses. The increase in SG&A expenses for Calvin Klein Underwear wholesale was due primarily to an increase in marketing expenditures (due primarily to the launch of the new Steel line) combined with an increase in administrative expenses (mainly in foreign operations due to the negative effect of foreign currency translation). The increase in Calvin Klein retail reflects a $16.0 million increase in gross profit (discussed above), partially offset by a $9.7 million increase in SG&A expenses (due primarily to increased selling expenditures related to increased sales and the negative effect of foreign currency translation). The increase in Core Intimates reflects a $0.4 million decrease in gross profit (discussed above), more than offset by a $1.3 million decrease in SG&A expenses. The decrease in Core Intimates SG&A expenses was due primarily to decreased marketing expenses related to a reduced number of product launches in the current year. The Company notes increased marketing expenses are expected in the fourth quarter of fiscal 2007 compared to the fourth quarter of 2006 in connection with a planned national print advertising campaign.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended September 29, 2007(c)	% of Brand Net Revenues	Three Months Ended September 30, 2006(c)	% of Brand Net Revenues	Nine Months Ended September 29, 2007(c)	% of Brand Net Revenues	Nine Months Ended September 30, 2006(c)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo(a)	$(22,952)	−82.8%	$(4,641)	−13.9%	$(8,191)	−4.5%	$15,247	7.9%
Designer(b)	(7,917)	−166.8%	(4,926)	−106.0%	(10,814)	−20.3%	(7,698)	−15.8%
Swimwear wholesale	(30,869)	−95.1%	(9,567)	−25.2%	(19,005)	-8.1%	7,549	3.1%
Swimwear retail	1,232	45.9%	992	46.9%	3,528	43.7%	2,365	44.9%
Swimwear Group	$(29,637)	-84.3%	$(8,575)	−21.4%	$(15,477)	-6.4%	$9,914	4.0%

(a)	Includes restructuring charges of $13.7 million and $16.7 million for the Three Months and Nine Months Ended September 29, 2007, respectively. See Note 4 of Notes to Consolidated Condensed Financial Statements.
(b)	Includes restructuring charges of $3.0 million and $3.4 million for the Three Months and Nine Months Ended September 29, 2007, respectively. See Note 4 of Notes to Consolidated Condensed Financial Statements.
(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
	(in thousands of dollars)
Speedo	$4,340	$3,176	$13,482	$9,495
Designer	963	940	3,109	2,799
Swimwear wholesale	5,303	4,116	16,591	12,294
Swimwear retail	—	—	—	5
Swimwear Group	$5,303	$4,116	$16,591	$12,299

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Swimwear Group operating income decreased $21.1 million, or 245.6%, reflecting an $18.3 million decrease in Speedo wholesale and a $3.0 million decrease in Designer wholesale, partially offset by a $0.2 million increase in Swimwear retail. Operating income for the Three Months Ended September 29, 2007 includes restructuring expenses of $16.6 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Condensed Financial Statements. The decrease in Speedo operating income reflects a $12.6 million decrease in gross profit (discussed above), combined with a $5.7 million increase in SG&A expenses (including $6.9 million of restructuring costs). The decrease in operating income in Designer reflects a $3.4 million decrease in gross profit (discussed above) and a $0.1 million increase in SG&A expenses (including $0.5 million of restructuring costs), partially offset by a $0.5 million decrease in amortization expense related to intangible assets. The increase in Swimwear retail reflects a $0.4 million increase in gross profit (discussed above), partially offset by a $0.2 million increase in SG&A expenses.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Swimwear Group operating income decreased $25.4 million, or 256.1%, reflecting a $23.4 million decrease in Speedo wholesale and a $3.1 million decrease in Designer wholesale, partially offset by a $1.2 million increase in Swimwear retail. Operating income for the Nine Months Ended September 29, 2007 includes restructuring expenses of $20.1 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Condensed Financial Statements. The decrease in Speedo operating income reflects an $18.0 million decrease in gross profit (discussed above), combined with a $5.4 million increase in SG&A expenses

(including $6.9 million of restructuring costs). The decrease in operating income in Designer reflects a $1.8 million decrease in gross profit (discussed above) and a $1.8 million increase in SG&A expenses (including $0.9 million of restructuring costs), partially offset by a $0.5 million decrease in amortization expense related to intangible assets. The increase in Swimwear retail reflects a $1.8 million increase in gross profit (discussed above), partially offset by a $0.6 million increase in SG&A expenses.

Other (Income) Loss

Other loss of $0.4 million for the Three Months Ended September 29, 2007 primarily reflects net losses on the current portion of intercompany loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other income of $4.4 million for the Three Months Ended September 30, 2006 primarily reflects a gain of $4.4 million on the current portion of intercompany loans denominated in a currency other than that of the foreign subsidiaries’ functional currency. Other income of $6.5 million for the Nine Months Ended September 29, 2007 primarily reflects net gains on the current portion of intercompany loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other income of $3.1 million for the Nine Months Ended September 30, 2006 primarily reflects a gain of $5.2 million on the current portion of intercompany loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a $1.6 million net currency loss related to the purchase of the CKJEA Business (which price was denominated in euros) combined with a $0.5 million loss on the repurchase of debt (described below).

Interest Expense

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Interest expense decreased $0.3 million to $9.2 million for the Three Months Ended September 29, 2007 from $9.5 million for the Three Months Ended September 30, 2006. The decrease in interest expense was due primarily to lower interest related to the Term B Note (as defined below), partially offset by an increase in interest related to the CKJEA short-term debt (due to an increase in the average interest rate on outstanding debt from 3.62% at September 30, 2006 to 4.81% at September 29, 2007). The Company has paid down approximately $41.4 million against the Term B Note since the end of Fiscal 2006.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Interest expense was $28.0 million for the Nine Months Ended September 29, 2007 compared to $28.6 million for the Nine Months Ended September 30, 2006. The decrease in interest expense was due primarily to lower interest related to the Term B Note (as defined below), partially offset by an increase in interest related to the CKJEA short-term debt (due to an increase in the average interest rate on outstanding debt from 3.62% at September 30, 2006 to 4.81% at September 29, 2007). The Company has paid down approximately $41.4 million against the Term B Note since the end of Fiscal 2006.

Interest Income

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Interest income increased $0.5 million to $1.3 million for the Three Months Ended September 29, 2007 from $0.8 million for the Three Months Ended September 30, 2006. The increase in interest income was due primarily to an increase in interest earned on outstanding cash balances.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Interest income increased $0.3 million to $2.3 million for the Nine Months Ended September 29, 2007 from $2.0 million for the Nine Months Ended September 30, 2006. The increase in interest income was due primarily to an increase in interest earned on outstanding cash balances.

Income Taxes

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

The provision for income taxes was $11.0 million, or an effective tax rate of 49.1%, for the Three Months Ended September 29, 2007, compared to $7.3 million, or an effective tax rate of 22%, for the Three Months Ended September 30, 2006. The higher effective tax rate for the Three Months Ended September 29, 2007 is primarily driven by the Company’s inability to recognize certain future tax benefits related to domestic restructuring expenses at this time. In contrast, the lower 22% tax rate for the Three Months Ended September 30, 2006 included a domestic benefit from the filing of the Company’s 2005 tax return and the favorable retroactive effect of the Netherlands tax ruling.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

The provision for income taxes was $30.9 million, or an effective tax rate of 33.7%, for the Nine Months Ended September 29, 2007, compared to $15.6 million, or an effective tax rate of 28.2%, for the Nine Months Ended September 30, 2006. The higher effective tax rate for the Nine Months Ended September 29, 2007 is primarily driven by the Company’s inability to recognize certain future tax benefits related to domestic restructuring expenses at this time.

Discontinued Operations

Three Months Ended September 29, 2007 compared to Three Months Ended September 30, 2006

Loss from discontinued operations, net of taxes, was $6.9 million for the Three Months Ended September 29, 2007 compared to $11.2 million for the Three Months Ended September 30, 2006. See Note 3 of Notes to Consolidated Financial Statements.

Nine Months Ended September 29, 2007 compared to Nine Months Ended September 30, 2006

Loss from discontinued operation, net of taxes, was $4.5 million for the Nine Months Ended September 29, 2007 compared to $7.9 million for the Nine Months Ended September 30, 2006. See Note 3 of Notes to Consolidated Financial Statements.

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

The aggregate principal amount outstanding under the Senior Notes was $205.0 million as of September 29, 2007, December 30, 2006 and September 30, 2006.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of September 29, 2007, December 30, 2006 and September 30, 2006.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.52% at September 29, 2007). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.75% at September 29, 2007). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.14% as of September 29, 2007, 9.12% as of December 30, 2006 and 9.14% as of September 30, 2006.

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

	September 29, 2007	December 30, 2006	September 30, 2006
	(in thousands of dollars)
Unrealized loss:
2003 Swap Agreement	$(1,352)	$(1,622)	$(1,801)
2004 Swap Agreement	(932)	(1,091)	(1,203)
Net unrealized loss	$(2,284)	$(2,713)	$(3,004)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the acquisition of the CKJEA Business to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the acquisition of the CKJEA Business. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of September 29, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.89%. The Term B Note matures on January 31, 2013. As of September 29, 2007, principal payments due under the Term B Note were: (i) quarterly installments of $0.45 million through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $34.6 million on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006 and September 30, 2006) or at LIBOR plus 1.50% (6.86% at December 30, 2006 and September 30, 2006), in each case, on a per annum basis. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% (8.00% at September 29, 2007) or at LIBOR plus 1.25% (6.48% at September 29, 2007), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

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

As of September 29, 2007, under the Amended and Restated Credit Agreement, the Company had $127.8 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. The Company is not aware of any non-compliance with the covenants under the Amended and Restated Credit Agreement as of September 29, 2007, December 30, 2006 and September 30, 2006.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of September 29, 2007 and September 30, 2006.

CKJEA Notes Payable

The total CKJEA notes payable of $49.8 million at September 29, 2007 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of September 29, 2007 and September 30, 2006, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 4.81% and 3.62%, respectively. All of the CKJEA notes payable were renewed for an additional one-year term in February 2007.

Liquidity

As of September 29, 2007, the Company had working capital of $578.2 million, cash and cash equivalents of $188.9 million, short-term debt of $51.9 million and no borrowings under either the revolving credit facility under the Amended and Restated Credit Agreement or the Foreign Revolving Credit Facility. As of September 29, 2007, the Company had $243.6 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $208.1 million (based upon the borrowing base calculations at September 29, 2007) plus $85.5 million of cash collateral, less outstanding letters of credit of $50.0 million.

The Company’s total debt as of September 29, 2007 was $382.9 million, consisting of $205.0 million of the Senior Notes, $127.8 million of the Term B Note under the Amended and Restated Credit Agreement, $49.8 million of the CKJEA short-term notes payable and $0.3 million of other outstanding debt. The Company repaid $40.0 million of the Term B Note in January 2007 from the proceeds of the sale of the OP businesses (the Company also repaid $10.0 million of the Term B Note in the fourth quarter of Fiscal 2006).

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

Accounts receivable decreased $6.9 million to $288.0 million at September 29, 2007 from $295.0 million at December 30, 2006. The balance at December 30, 2006 includes approximately $28.3 million related to operations discontinued during the Three Months Ended September 29, 2007. Excluding these discontinued operations, accounts receivable increased $21.4 million reflecting a $48.2 million increase in the Sportswear Group (due mainly to Calvin Klein Jeans reflecting the growth in sales both domestically and internationally) and a $16.9 million increase in the Intimate Apparel Group (due mainly to Calvin Klein Underwear reflecting the growth in sales both domestically and internationally), partially offset by a $43.7 million decrease in the Swimwear Group (reflecting the seasonality of sales of swimwear products).

Accounts receivable decreased $22.0 million to $288.0 million at September 29, 2007 from $310.0 million at September 30, 2006. The balance at September 30, 2006 includes approximately $24.5 million related to operations discontinued during the Three Months Ended September 29, 2007 and the fourth quarter of Fiscal 2006. Excluding these discontinued operations, accounts receivable increased $2.5 million.

Inventories decreased $67.4 million to $340.2 million at September 29, 2007 from $407.6 million at December 30, 2006. The balance at December 30, 2006 includes approximately $64.9 million related to operations discontinued during the Three Months Ended September 29, 2007. Excluding balances related to discontinued operations, inventories decreased approximately $2.5 million.

Inventories decreased $26.4 million to $340.2 million at September 29, 2007 from $366.5 million at September 30, 2006. The balance at September 30, 2006 includes approximately $57.7 million related to operations discontinued during the Three Months Ended September 29, 2007 and the fourth quarter of Fiscal 2006. Excluding these discontinued operations, inventories increased approximately $31.3 million primarily related to the expansion of the Company’s Calvin Klein Jeans business.

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2005 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of common stock. During the Nine Months Ended September 29, 2007, the Company repurchased 911,548 shares of its common stock in the open market at a total cost of $30.5 million (an average cost of $33.5 per share) under its 2005 Share Repurchase Program. During the Nine Months Ended September 30, 2006, the Company repurchased 1,200,000 shares of its common stock in the open market at a total cost of $23.1 million (an average cost of $19.28 per share) under its 2005 Share Repurchase Program. As of September 29, 2007, the Company had purchased an aggregate of 2,932,633 shares of common stock in the open market at a total cost of approximately $74.6 million (an average cost of $25.45 per share) under the 2005 Share Repurchase Program.

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to an additional 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made over a period of four years from the date the program was approved. During the Nine Months Ended September 29, 2007, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program.

Each of the 2005 and 2007 Share Repurchase Programs may be modified or terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006:

	Nine Months Ended
	September 29, 2007	September 30, 2006
	(in thousands of dollars)
Net cash provided by operating activities:
Continuing operations	$101,583	$46,788
Discontinued operations	25,200	27,011
Net cash used in investing activities:
Continuing operations	(24,465)	(233,086)
Discontinued operations	(443)	(1,064)
Net cash provided by (used in) financing activities:
Continuing operations	(84,262)	107,651
Effect of exchange rate changes on cash and cash equivalents	4,274	1,924
Increase (decrease) in cash and cash equivalents	$21,887	$(50,776)

Cash provided by operating activities from continuing operations was $101.6 million for the Nine Months Ended September 29, 2007 compared to $46.8 million for the Nine Months Ended September 30, 2006. This $54.8 million increase was due primarily to the $24.3 million increase in net income, a $16.0 million decrease in cash used for net working capital and a $15.5 million increase in depreciation and amortization (which is an adjustment to net income in calculating cash provided by operating activities from continuing operations). The Company experienced net working capital outflows of $16.4 million for the Nine Months Ended September 29, 2007 compared to net working capital outflows of $32.4 million during the Nine Months Ended September 30, 2006. The net working capital outflows for the Nine Months Ended September 29, 2007 were due to a $22.1 million outflow for accounts payable, accrued expenses and other liabilities, a $10.0 million outflow for accounts receivable and a $4.5 million outflow from accrued income taxes, partially offset by a $17.2 million inflow from inventories and a $3.0 million inflow from prepaid expenses. The net working capital outflows for the Nine Months Ended September 30, 2006 were due primarily to a $37.2 million outflow for accounts receivable; a $18.0 million outflow for prepaid expenses and other assets; and a $1.4 million outflow for accrued income taxes, partially offset by a $22.9 million inflow from accounts payable, accrued expenses and other liabilities and a $1.3 million inflow from inventories.

Cash provided by operating activities from discontinued operations was $25.2 million for the Nine Months Ended September 29, 2007 compared to $27.0 million for the Nine Months Ended September 30, 2006. This $1.8 million increase was due primarily to a reduction of accounts payable and accrued liabilities of the discontinued operations during the Nine Months Ended September 29, 2007.

Cash used in investing activities from continuing operations was $24.5 million for the Nine Months Ended September 29, 2007 compared to $233.1 million in the Nine Months Ended September 30, 2006. This $208.6 million decrease was due primarily to $208.5 million used for business acquisitions during the Nine Months Ended September 30, 2006 (primarily the CKJEA Business which was acquired on January 31, 2006).

For the Nine Months Ended September 29, 2007, cash used in financing activities was $84.3 million compared to cash provided by financing activities of $107.7 million in the Nine Months Ended September 30, 2006. The $192.0 million increase in cash used in financing activities was due primarily to $180.0 million of debt issued in connection with the acquisition of the CKJEA Business on January 31, 2006 combined with a $24.7 million net decrease in CKJEA Business short-term notes payable, partially offset by a $8.3 million increase in proceeds from the exercise of employee stock options.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 29, 2007 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Nine Months Ended September 29, 2007 (see Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2006 for a description of those obligations and commitments outstanding as of December 30, 2006. In addition, as of September 29, 2007, in connection with the implementation of FIN 48, the Company had a liability of approximately $21.0 million related to uncertain tax positions of which approximately $3.0 million is expected to be settled and paid in 2007 and approximately $18.0 million is expected to be settled and paid in 2008 and beyond.

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

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2006 (as filed with the SEC on March 7, 2007), under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) announced on September 18, 2007; economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements;

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

Market Risk

During fiscal 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants’ hypothetical investments are reflected in the Company’s statement of operations. The total liability accrued attributable to participants’ accounts was $1.3 million and $0.7 million as of September 29, 2007 and September 30, 2006, respectively. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would have had an unfavorable effect of $0.1 million for the Nine Months Ended September 29, 2007 and less than $0.1 million for the Nine Months Ended September 30, 2006 on the Company’s income from continuing operations before provision for income taxes.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and the $127.8 million of loans outstanding at September 29, 2007 under the Term B Note. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of September 29, 2007. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.6 million during the Nine Months Ended September 29, 2007 and $0.5 million during the Nine Months Ended September 30, 2006 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.7 million for the Nine Months Ended September 29, 2007 and $0.9 million the Nine Months Ended September 30, 2006, on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Central and South American and European operations, which collectively accounted for approximately 34.0% of the Company’s total net revenues for the Nine Months Ended September 29, 2007. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $114.5 million and $97.0 million for the Nine Months Ended September 29, 2007 and September 30, 2006, respectively. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $11.5 million and $9.7 million for the Nine Months Ended September 29, 2007 and the Nine Months Ended September 30, 2006, respectively.

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended September 29, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2006, filed with the SEC on March 7, 2007, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Nine Months Ended September 29, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Nine Months Ended September 29, 2007.

In July 2005, the Company’s Board of Directors authorized the Company to enter into the 2005 Share Repurchase Program for the repurchase of up to 3,000,000 shares of common stock. The 2005 Share Repurchase Program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a given period), the Company expects that purchases under the 2005 Share Repurchase Program will be made over a period of three years from the date the program was approved. Under the 2005 Share Repurchase Program, the Company has repurchased a total of 2,932,633 shares in the open market, of which 911,548 shares where repurchased during the Three Months Ended September 29, 2007. In May 2007, the Company’s Board of Directors authorized a new 2007 Share Repurchase Program for the repurchase of up to an additional 3,000,000 shares of common stock. The Company did not repurchase any shares under the 2007 Share Repurchase Program during the Nine Months Ended September 29, 2007. The share repurchase programs may be modified or terminated by the Company’s Board of Directors at any time.

An aggregate of 9,096 shares included below as repurchased during the Three Months Ended September 29, 2007 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Plans
July 1, 2007 – July 28, 2007	6,253	$39.93	—	3,067,367
July 29, 2007 – August 25, 2007	425	34.22	—	3,067,367
August 26, 2007 – September 29, 2007	2,418	34.49	—	3,067,367

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

THE WARNACO GROUP, INC.
Date: November 5, 2007	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer
Date: November 5, 2007	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer