Form 10-K
period 2007-12-29
WARNACO GROUP INC /DE/
filed 2008-02-27
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

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
(NASDAQ Global Select Market )

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

As of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates was $1,759,606,208, based upon the last sale price reported for such date on the NASDAQ Global Select Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes     No

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 15, 2008: 45,135,161.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2007 year-end.

THE WARNACO GROUP, INC.
2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business.

Introduction

The Warnaco Group, Inc. (‘‘Warnaco’’), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the ‘‘Company’’), designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company’s products are sold under several highly recognized brand names, including, but not limited to, Calvin Klein®, Speedo®, Chaps®, Warner’s® and Olga®.

The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, and Costco. In addition, the Company distributes its Calvin Klein branded products through dedicated Calvin Klein retail stores, and as of December 29, 2007, the Company operated 740 Calvin Klein retail stores worldwide (consisting of 56 full price free-standing stores, 68 outlet free-standing stores, one on-line store and 615 shop-in-shop/concession stores). There were also 388 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. The Company also operates one Speedo on-line store. For the fiscal year ended December 29, 2007, approximately 51.7% of the Company’s net revenues were generated from domestic sales and approximately 48.3% were generated from international sales.

The Company owns and licenses a portfolio of highly recognized brand names. The trademarks owned or licensed in perpetuity by the Company generated approximately 45% of the Company’s revenues during Fiscal 2007. Brand names the Company licenses for a term generated approximately 55% of its revenues during Fiscal 2007. Owned brand names and brand names licensed for extended periods (at least through 2044) accounted for over 80% of the Company’s net revenues in Fiscal 2007. The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company’s trademarks and licenses as of February 15, 2008:

Owned Trademarks (a)

Calvin Klein and formatives (beneficially owned for men’s/women’s/children’s underwear, loungewear and sleepwear; see ‘‘Trademarks and Licensing Agreements’’)	Warner’s Olga Body Nancy Ganz®/Bodyslimmers® Lejaby (a) Rasurel® (a)

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo (b)	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands

Trademarks Licensed for a Term

Trademark	Territory	Expires (j)
Calvin Klein (for men’s/women’s/juniors’ jeans and certain jeans-related products) (c)	North, South and Central America	12/31/2044
CK/Calvin Klein Jeans (for retail stores selling men’s/women’s/juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (c)	Canada, Mexico and Central and South America	12/31/2044
CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories) (d)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046
CK/Calvin Klein (for retail stores selling bridge accessories and jeans accessories) (e)	Central and South America (excluding Mexico) North America, Europe and Asia	12/31/2044 12/31/2046
Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans and other related apparel as well as retail stores selling such items and ancillary products) (d)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe, Russia, the Middle East and Africa, Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046
CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (e)	North America, Europe and Asia	12/31/2046
CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (e)	Central and South America (excluding Mexico)	12/31/2044
Calvin Klein (for jeans accessories) (d)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046

Trademark	Territory	Expires (j)
Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (f)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018
Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear) (g)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014
Calvin Klein (for men’s swimwear) (g)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014
Lifeguard® (for wearing apparel excluding underwear and loungewear)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030
Nautica (for women’s swimwear, beachwear and accessories) (h)	United States, United States Virgin Islands, Canada, Mexico and Caribbean Islands	6/30/2008
Nautica (for women’s swimwear and coordinating cover-ups) (h)	Australia, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Slovakia, Spain, Sweden, Switzerland, Turkey, Ukraine and United Kingdom	6/30/2008
Michael Kors® and MICHAEL Michael Kors® (for women’s swimwear) (i)	Worldwide (excluding Japan)	6/30/2008

(a)	During Fiscal 2007, the Company disposed of its Ocean Pacific, Anne Cole, Cole of California® and Catalina businesses. In addition, on February 14, 2008, the Company announced it had entered into an agreement with Palmers Textil AG to sell its Lejaby (including Rasurel) business. See ‘‘—Acquisitions, Dispositions and Discontinued Operations.’’
(b)	Licensed in perpetuity from Speedo International, Ltd. (‘‘SIL’’).
(c)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).
(d)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK/Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See ‘‘—Trademarks and Licensing Agreements.’’
(e)	By agreement dated January 31, 2008, the Company acquired the rights to operate CK/Calvin Klein retail stores for the sale of bridge and jeans accessories (in countries constituting Europe, Asia and Central and South America (excluding Mexico)) as well as the rights to operate CK/Calvin Klein independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories in the Americas (excluding Mexico), Europe and Asia.
(f)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(g)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).
(h)	The Company will not renew the Nautica license in June 2008. See ‘‘—Acquisitions, Dispositions and Discontinued Operations.’’
(i)	The Company will not renew the Michael Kors license in June 2008. See ‘‘—Acquisitions, Dispositions and Discontinued Operations.’’
(j)	Assumes exercise of renewal option(s) (except for Nautica and Michael Kors, which the Company will not be renewing), as applicable.

The Company relies on its highly recognized brand names to appeal to a broad range of consumers. The Company’s products are sold in over 100 countries throughout the world. The Company designs products across a wide range of price points to meet the needs and shopping preferences of male and female consumers across a broad age spectrum. The Company believes that its ability to service multiple domestic and international distribution channels with a diversified portfolio of products under widely recognized brand names at varying price points distinguishes it from many of its competitors and reduces its reliance on any single distribution channel, product, brand or price point.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to ‘‘Fiscal 2007’’ refer to the operations for the twelve months ended December 29, 2007. References to ‘‘Fiscal 2006’’ refer to the operations for the twelve months ended December 30, 2006. References to ‘‘Fiscal 2005’’ refer to operations for the twelve months ended December 31, 2005. References to ‘‘Fiscal 2004’’ refer to operations for the twelve months ended January 1, 2005. References to ‘‘Fiscal 2003’’ refer to the operations for the twelve months ended January 3, 2004 (comprising the operations of the Predecessor (as defined below) for the period January 5, 2003 to February 4, 2003 combined with operations of the Successor (as defined below) for the period February 5, 2003 to January 3, 2004).

Acquisitions, Dispositions and Discontinued Operations

CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK/Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240 million (approximately $292 million), consisting of cash consideration of approximately €179 million (approximately $218 million) and assumption of indebtedness of approximately €60 million (approximately $73 million), net of cash acquired of approximately €14 million (total assumed debt aggregating approximately €74 million (approximately $90 million)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8.5 million in connection with the acquisition. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement dated as of December 20, 2005 (as amended as of January 30, 2006). See Note 2 of Notes to Consolidated Financial Statements.

The Company acquired the CKJEA Business to expand the distribution of its Calvin Klein Jeans products to Europe and Asia.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements—Revolving Credit Facility; Amended and Restated Credit Agreement and Note 12 of Notes to Consolidated Financial Statements.

In connection with the consummation of the CKJEA Acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with

Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006, subject to the terms and conditions of each such exclusive agreement. See ‘‘—Trademarks and Licensing Agreements.’’

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the fair value of the net assets acquired and liabilities assumed (approximately $90.3 million) has been recorded as goodwill. The results of the CKJEA Business’s operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated balance sheet at December 30, 2006.

In connection with the consummation of the CKJEA Acquisition, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the ‘‘Collection License Company’’) that operates the license (the ’’Collection License’’) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008.

The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the ‘‘Transfer Agreement’’) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (’’PVH’’), the parent company of Calvin Klein, Inc. (’’CKI’’). In connection therewith, the Company paid approximately $42.0 million (net of expected working capital adjustments) to or on behalf of PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the ‘‘2008 CK Licenses’’).

The rights acquired by the Company pursuant to the 2008 CK Licenses include (i) rights to operate Calvin Klein jeans accessories retail stores in Europe, Asia and Latin America, (ii) rights to operate retail stores for Calvin Klein accessories in Europe and Latin America, (iii) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans, and (iv) e-commerce rights in Europe, Asia and Latin America for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company will sub-license and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia through December 31, 2012 (renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

During the first quarter of fiscal 2008, based on its preliminary valuation of the rights acquired on January 31, 2008, the Company expects to record between $24.0 million and $26.0 million of intangible assets related to the 2008 CK Licenses and expects to record a charge of between $16.0 million and $18.0 million related to the transfer of the Collection License Company to PVH.

Dispositions and Discontinued Operations

Exit of Designer Swimwear Business (except Calvin Klein swimwear): On September 18, 2007, the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), and in September 2007, pursuant to this initiative, the Company disposed of its OP women’s and junior swimwear business. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the sale of its OP business (including the associated trademarks and goodwill) in 2006 (see discussion of the OP sale below). In addition, on December 28, 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses to In Mocean Group, LLC (‘‘InMocean’’) for total consideration of approximately $26 million (subject to adjustments for working capital), of which $20.1 million was received in cash on December 28, 2007. The remaining portion of the purchase price relates to raw materials and work-in-process acquired on December 28, 2007. Cash related to raw material and work-in-process at the sale date will be collected by drawing on letters of credit as the related finished goods are shipped. Under the agreement, the Company is entitled to receive an earnout from InMocean related to future sales between July 1, 2008 and June 30, 2009 (subject to the attainment of certain targets). The amount of the earnout will range from $0 to $3.0 million. In addition, through June 30, 2008, the Company will provide certain transition services to InMocean for which the Company will be reimbursed. The Company recorded a loss of $2.3 million related to the sale of the Catalina, Anne Cole and Cole of California businesses. As a result of the above transactions, the Company’s OP women’s and junior, Catalina, Anne Cole and Cole of California swimwear businesses have been classified as discontinued operations as of December 29, 2007. The Company’s Nautica, Michael Kors and private label swimwear businesses (all of which are components of the Company’s designer swimwear businesses) will be classified as discontinued operations when the operations of these businesses have ceased (which is expected to occur by the end of June 2008).

Lejaby Sale:    On September 18, 2007, the Company also disclosed that it would be exploring strategic alternatives for its Lejaby business (part of the Company’s Intimate Apparel Group). On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (‘‘Palmers’’) whereby Palmers will acquire the Lejaby business in March 2008 for a base purchase price of €32.5 million (approximately $47 million) payable in cash and €12.5 million (approximately $18 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including for working capital. Pursuant to the agreement, the Company will continue to operate the Canadian portion of the Lejaby business through 2008. In addition, the Company will provide transition services to Palmers for up to 48 months, for which the Company will be reimbursed. As of December 29, 2007, the Lejaby business (with the exception of the Company’s Canadian Lejaby division) has been classified as a discontinued operation in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

OP Sale:    On November 6, 2006, the Company sold its OP business (part of the Company’s Swimwear Group), including the associated trademarks and goodwill, to Iconix Brand Group Inc. (‘‘Iconix’’) for a total consideration of $54 million. During Fiscal 2006, the Company recorded a loss on the sale of its OP business of $0.9 million. For a period of 90 days following the closing, the Company was obligated to provide certain transition services to Iconix. In connection with the sale, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for an initial term of three years. As discussed above, the Company disposed of the OP women’s and juniors’ swimwear business in September 2007 and recorded a loss of $0.8 million in Fiscal 2007 associated with the disposition of this business.

J. Lo by Jennifer Lopez® (‘‘JLO’’), Lejaby Rose, Axcelerate Activewear and Speedo retail stores:    During Fiscal 2006, the Company shutdown its JLO (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group) and Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the United States. In connection with the discontinuance of these businesses, the Company incurred pre-tax shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4.2 million. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented.

See Note 3 of Notes to Consolidated Financial Statements.

Business Groups

The Company operates in three business groups: (i) Sportswear Group, (ii) Intimate Apparel Group, and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company’s business groups and for the Company on a consolidated basis. Each business group’s performance is evaluated based upon operating income, but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes (which are not allocated to the business groups). The Company has revised net revenues and operating income for each of its business groups for Fiscal 2006 and Fiscal 2005 to eliminate the results of discontinued operations as discussed above.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
			(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Sportswear Group	$939,147	50.5%	$791,634	47.8%	$514,239	39.4%
Intimate Apparel Group	629,433	33.8%	545,149	32.9%	482,905	37.1%
Swimwear Group	291,540	15.7%	318,485	19.3%	306,017	23.5%
Net revenues (a), (b), (c)	$1,860,120	100.0%	$1,655,268	100.0%	$1,303,161	100.0%
		% of Total Net Revenues		% of Total Net Revenues		% of Total Net Revenues
Operating income (loss):
Sportswear Group	$99,182		$60,141		$49,821
Intimate Apparel Group	109,219		79,315		50,025
Swimwear Group	(33,341)		17,287		25,508
Unallocated corporate expenses	(38,100)		(37,745)		(35,868)
Operating income	$136,960	7.4%	$118,998	7.2%	$89,486	6.9%

(a)	International operations accounted for approximately $898.4 million and $682.2 million of net revenues in Fiscal 2007 and Fiscal 2006, respectively, an increase of 31.7%.
(b)	Direct to consumer businesses accounted for approximately $337.4 million and $246.9 million of net revenues in Fiscal 2007 and Fiscal 2006, respectively, an increase of 36.7%.
(c)	Sales of products bearing the Calvin Klein brand name accounted for $1.2 billion and $1.0 billion of net revenues in Fiscal 2007 and Fiscal 2006, respectively, an increase of over 24.1%.

The following table sets forth, as of December 29, 2007 and December 30, 2006, total assets for each of the Company’s business groups, unallocated corporate/other and for the Company on a consolidated basis:

	December 29, 2007	% of Total	December 30, 2006	% of Total
Total assets:
Sportswear Group	$758,311	47.2%	$772,154	45.9%
Intimate Apparel Group	359,508	22.4%	403,500	24.0%
Swimwear Group	166,862	10.4%	310,206	18.5%
Corporate/Other	321,822	20.0%	195,115	11.6%
Total assets	$1,606,503	100.0%	$1,680,975	100.0%

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s jeanswear, sportswear and accessories. Net revenues of the Sportswear Group accounted for 50.5% of the Company’s net revenues in Fiscal 2007. The following table sets forth the Sportswear Group’s brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men’s, women’s and children’s (b) designer jeanswear (bottoms and tops) and sportswear; jeans accessories in Europe and Asia
Chaps	Moderate	Men’s sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear (c)

(a)	In December 2003, the Company sold its White Stag® trademark to Wal-Mart Stores. Pursuant to the sale agreement, the Company provided certain sourcing and design services related to the White Stag women’s sportswear line. The design services agreement expired in January 2007.
(b)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.
(c)	The Sportswear Group sub-licenses the rights to produce men’s leather outerwear to a third party.

The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts, jeans accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. In the second quarter of Fiscal 2003, the Company renegotiated the term of its Calvin Klein Jeans license, providing the Company with greater control over the design and product development calendar and setting forth the terms of the Company’s license to use the Calvin Klein name in connection with swimwear. The Company believes that this increased flexibility has allowed it to provide better service to retailers, which has resulted in improved sell-through of merchandise at retail. In January 2006, the Company acquired 100% of the shares of the companies that operate the wholesale, distribution and certain retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.’’ As a result of the CKJEA Acquisition discussed above, the Company has been able to expand the distribution of its Calvin Klein products in Europe and Asia, primarily in its direct-to-consumer business, which accounts for 22.0% of the Sportswear segment’s Fiscal 2007 net revenues.

In addition, on January 31, 2008, the Company entered into certain license agreements with CKI whereby, among other items, the Company acquired the rights to operate Calvin Klein jeans accessories retail stores in Europe, Asia and Latin America, as well as retail stores for Calvin Klein accessories in Europe. Additionally, the Company acquired e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans. The Company also secured e-commerce rights in Europe, Asia and Latin America for Calvin Klein jeans accessories. The Company will also sub-license Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia.

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

The following table sets forth, as of December 29, 2007, the Sportswear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores	Calvin Klein Jeans
	Carson’s/Bon Ton	Calvin Klein Jeans and Chaps
Independent Retailers	Nordstrom	Calvin Klein Jeans
	Dillard’s and Belk	Calvin Klein Jeans and Chaps
Chain Stores	Kohl’s	Chaps
Membership Clubs	Costco, Sam’s Club and	Calvin Klein Jeans and
	BJ’s	Chaps
Other	Military	Calvin Klein Jeans and Chaps
Europe	Stores operated under shop-in-shop and concession agreements El Corte Ingles	Calvin Klein Jeans
Canada	Hudson Bay Company and Sears	Calvin Klein Jeans and Chaps
	Costco and Sam’s Club	Calvin Klein Jeans and Chaps
Mexico, Central and South America	Liverpool and Sears	Calvin Klein Jeans and Chaps
	Sam’s Clubs	Calvin Klein Jeans and Chaps
	Stores operated under distributor agreements	Calvin Klein Jeans
Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements Direct wholesale distributors	Calvin Klein Jeans and Accessories

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 45.6%, 42.4% and 48.7% of its net revenues in the first halves of Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

During Fiscal 2007, the Sportswear Group had operations in the United States (‘‘U.S.’’), Canada, Mexico, Central and South America, Europe and Asia. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$405,188	43.1%	$403,002	50.9%	$437,275	85.0%
International	533,959	56.9%	388,632	49.1%	76,964	15.0%
	$939,147	100.0%	$791,634	100.0%	$514,239	100.0%

Intimate Apparel Group

The Intimate Apparel Group designs, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 33.8% of the Company’s net revenues in Fiscal 2007.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.

The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types as of February 15, 2008:

Brand Name	Price Range	Type of Apparel
Calvin Klein Underwear	Better to premium	Women’s intimate apparel and sleepwear and men’s underwear and loungewear
Warner’s	Moderate to better	Women’s intimate apparel
Olga	Moderate to better	Women’s intimate apparel
Olga’s Christina	Better	Women’s intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women’s intimate apparel

The Calvin Klein Underwear women’s lines consist primarily of women’s underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men’s lines consist primarily of men’s underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group (‘‘NPD’’), a market research firm, Calvin Klein men’s underwear was the number two selling brand of men’s underwear in Fiscal 2007 and Fiscal 2006 in U.S. department stores participating in the surveys. For women’s underwear, Calvin Klein was the number three selling brand of panties in Fiscal 2007, up from the number four selling brand of panties in Fiscal 2006 in U.S. department stores participating in the surveys. Calvin Klein was the number five selling brand of bras in Fiscal 2007 and Fiscal 2006 in U.S. department stores participating in the surveys.

The Warner’s and Olga lines consist primarily of bras and panties. According to NPD, Warner’s was the number six selling brand of bras in Fiscal 2007, up from the number seven selling brand of bras in Fiscal 2006, in U.S. department stores participating in the surveys. The Body Nancy Ganz/Bodyslimmers line is primarily a shapewear line.

The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, the Company’s ‘‘CKU.com’’ internet website and, to a lesser extent, specialty stores. The Intimate Apparel Group’s Calvin Klein direct to consumer business has experienced rapid growth, and accounted for $114.5 million of the Intimate Apparel Group’s net revenues in Fiscal 2007 compared to $86.7 million in Fiscal 2006, an increase of 32.1%. In addition, the Company uses its design and sourcing expertise to produce private label intimate apparel for customers that may not carry the Company’s branded products.

The following table sets forth the Intimate Apparel Group’s principal distribution channels and certain major customers (excluding the Lejaby business, which business was classified as a discontinued operation as of December 29, 2007):

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores Carson’s/Bon-Ton	Warner’s, Olga Christina, Body Nancy Ganz and Calvin Klein Underwear
Independent Retailers	Nordstrom, Dillard’s, Neiman Marcus and Belk	Warner’s, Olga and Calvin Klein Underwear
Chain Stores	Kohl’s, JCPenney, Sears and Mervyns	Warner’s, Olga, Body Nancy Ganz and private label
Membership Clubs	Costco and Sam’s Club	Warner’s, Olga, Bodyslimmers and Calvin Klein Underwear
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart Costco	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear
Mexico, Central and South America	Liverpool, Palacio de Hierro, Suburbia and Sears	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear
	Sam’s Clubs Costco	Warner’s Calvin Klein Underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Calvin Klein Underwear
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear
Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 43.9%, 44.9% and 47.8% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2007, 2006 and 2005, respectively.

The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Macau). The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$304,765	48.4%	$280,920	51.5%	$257,935	53.4%
International	324,668	51.6%	264,229	48.5%	224,970	46.6%
	$629,433	100.0%	$545,149	100.0%	$482,905	100.0%

With the exception of the Company’s Lejaby operation (which business has been classified as a discontinued operation for reporting purposes), the Company’s Intimate Apparel Group’s products are sourced entirely from third parties.

Swimwear Group

The Swimwear Group designs, sources and markets moderate to premium priced swimwear, swim accessories and related products and sub-licenses the Speedo label to suppliers of apparel and other products in widely diversified channels of distribution. On September 18, 2007, the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear) and in September 2007, pursuant to this initiative, the Company disposed of its OP women’s and junior swimwear business. In addition, on December 28, 2007, the Company entered into an asset purchase agreement with InMocean whereby the Company sold its Catalina, Anne Cole and Cole of California businesses. As a result of the above transactions, the Company’s OP women’s and juniors’, Catalina, Anne Cole and Cole of California swimwear businesses have been classified as discontinued operations as of December 29, 2007. The Company’s Nautica, Michael Kors and private label swimwear businesses will be classified as discontinued operations when the operations of these businesses have ceased (which is expected to occur by the end of June 2008). See ‘‘—Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.’’ Net revenues of the Swimwear Group accounted for 15.7% of the Company’s net revenues in Fiscal 2007.

The following table sets forth the Swimwear Group’s significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Moderate to premium	Men’s and women’s competitive swimwear, competitive and non-competitive swim accessories, men’s swimwear and coordinating T-shirts, women’s fitness swimwear, fashion swimwear, footwear and children’s swimwear
Calvin Klein	Better to premium	Men’s and women’s swimwear
Lifeguard	Upper moderate to better	Men’s and women’s swimwear and related products
Nautica (a)	Upper moderate to better	Women’s swimwear, beachwear and accessories
Michael Kors (a)	Better to premium	Women’s swimwear
Private Label (a)	Moderate	Women’s and juniors’ swimwear

(a)	The Company expects to cease operations related to these businesses by the end of June 2008. See ‘‘—Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.’’

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. For example, in March 2004, Speedo introduced a new generation of its Fastskin suit (the ‘‘FS II’’), developed by the Swimwear Group and SIL. Based on data compiled by the Company’s Swimwear Group, the Company believes that over 67% of the total U.S. swimming medal winners at the 2004 Summer Olympic Games in Athens raced in Speedo suits. On February 15, 2007, the Company and its licensor, SIL, introduced another generation of the Fastskin suit (the ‘‘FS-PRO’’). Since inception of the FS-PRO, 24 world records have been set by athletes who have competed in FS-PRO. On February 12, 2008, the Company launched its new Speedo LZR RACER® (the ‘‘LZR’’). The Company will debut the new suit at national trials in March 2008 and expects the world’s top swimmers to compete in the suit at the 2008 Summer Olympics in Beijing, China. Speedo competitive swimwear is primarily distributed through sporting goods stores, team dealers, swim specialty shops and the Company’s ‘‘SpeedoUSA.com’’ internet website. Speedo competitive swimwear accounted for approximately 16.6% of the Swimwear Group’s net revenues in Fiscal 2007.

The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the Company’s ‘‘SpeedoUSA.com’’ internet website. Speedo fashion swimwear and related products accounted for approximately 25.4% of the Swimwear Group’s net revenues in Fiscal 2007.

Speedo accessories, including swim goggles, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $71.0 million of net revenues in Fiscal 2007, or approximately 24.3% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $25.7 million (8.8% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products.

The Company designs, sources and sells a broad range of Calvin Klein fashion swimwear and beachwear for men and women. Calvin Klein swimwear is distributed through department stores and independent retailers in the U.S., Mexico, Canada and Europe. Calvin Klein swimwear accounted for approximately 6.0% of the Swimwear Group’s net revenues in Fiscal 2007.

The following table sets forth the Swimwear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores	Speedo swimwear and accessories, Calvin Klein swimwear, Nautica (a) and Michael Kors (a)
Independent Retailers	Nordstrom, Dillard’s and Belk	Speedo swimwear, Calvin Klein swimwear
Chain Stores	J. C. Penney, Kohl’s and Sears	Speedo swimwear and accessories, Designer and private label (a)
Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Target	Private label (a) and Speedo accessories
Other	Military, Victoria’s Secret Catalog and The Sports Authority, team dealers	Speedo swimwear and accessories, Lifeguard, Nautica (a) and private label (a)
Canada	Hudson Bay Company and Sears Costco and Sam’s Clubs	Speedo swimwear and accessories, Calvin Klein and Nautica (a) Speedo swimwear and accessories
Mexico, Central and South America	Liverpool, Palacio De Hierro, Marti, Wal-Mart and Costco	Speedo swimwear and accessories, Calvin Klein and Nautica (a) Speedo swimwear and accessories
Europe	EL Corte Ingles, House of Fraiser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear

(a)	The Company expects to cease operations related to these businesses by the end of June 2008. See ‘‘—Acquisitions, Dispositions and Discontinued Operations.’’

The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 70.9%, 65.2% and 66.0% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. During Fiscal 2007, the Company transferred the ownership of its Mexican manufacturing facilities to a local business operator and closed its swim goggle manufacturing facility in Canada. All of the Swimwear Group’s products are sourced from third-party contractors primarily in the U.S., Mexico, Europe and Asia.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$251,763	86.4%	$289,120	90.8%	$281,378	91.9%
International	39,777	13.6%	29,365	9.2%	24,639	8.1%
	$291,540	100.0%	$318,485	100.0%	$306,017	100.0%

Customers

The Company’s products are widely distributed to department and specialty stores, independent retailers, chain stores and membership clubs in North America, Asia and Europe. No single customer accounted for more than 8% of the Company’s net revenue in Fiscal 2007. No single customer accounted for more than 10% of the Company’s net revenues in Fiscal 2006. One customer, Federated Department Stores, accounted for approximately 12.3% of the Company’s net revenues in Fiscal 2005. No other customer accounted for more than 10% of the Company’s net revenues in Fiscal 2005.

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

Total advertising, marketing and promotion expense (including cooperative advertising programs whereby the Company reimburses customers for a portion of the cost incurred by the customer in placing advertisements featuring its products) was $101.0 million, $91.7 million and $71.2 million for Fiscal 2007, 2006 and 2005, respectively. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals, individual in-store promotions and magazine and other print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers and volleyball players who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand. The Company’s Swimwear Group expects to incur approximately $5.0 million of incremental marketing expenses in Fiscal 2008 primarily related to programs associated with the Summer Olympics in Beijing, China which are scheduled for August 2008.

The Company’s licenses for the Calvin Klein and Chaps trademarks include provisions requiring the Company to spend a specified percentage (ranging from 1% to 3%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company’s licensed products and often include the products of other licensees in addition to its own, the Company believes it benefits from the general brand recognition that these campaigns generate.

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

Distribution

As of December 29, 2007, the Company distributed its products to its wholesale customers and retail stores from various distribution facilities and distribution contractors located in the U.S. (five facilities), Canada (one facility), Mexico (one facility), China (one facility), France (one facility), Hong Kong (three facilities), Italy (two facilities), Korea (two facilities), Australia (one facility) and the Netherlands (one facility). Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. The Company owns one, leases nine and uses third-party services for eight of its distribution facilities.

Raw Materials and Sourcing

The Company’s products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Historically, neither the Company, nor, to the Company’s knowledge, any of its third-party contractors, have experienced any significant shortage of raw materials.

Substantially all of the Company’s products sold in North America and Europe are imported and are subject to various customs laws. See ‘‘—Government Regulations.’’    The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product. Quotas are monitored closely and contingencies activated when necessary.

Following the pending sale of its Lejaby business, all of the Company’s products will be produced by third party suppliers. Sourcing from third-party manufacturers allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company regularly inspects products manufactured by its suppliers to seek to ensure that they meet the Company’s quality and production standards.

The Company monitors all of its contracted production facilities to ensure their continued human rights and labor compliance and adherence to all applicable laws and the Company’s own business partner manufacturing guidelines. All of the Company’s contractors are required, by the terms of such contractor’s agreement with the Company, to adhere to the Company’s business partner manufacturing guidelines. All suppliers are required to execute an acknowledgment confirming their obligation to comply with the Company’s guidelines. All purchase orders and letters of credit contain similar contractual requirements. Company personnel regularly conduct on-site visits to monitor a contractor’s working environment.

In addition, the Company has engaged third-party labor compliance auditing companies to monitor its facilities and those of its contractors. These auditing companies periodically audit all the Company’s foreign and domestic contractors’ payroll records, age certificates, compliance with local labor laws, security procedures and compliance with the Company’s business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors.

Trademarks and Licensing Agreements

The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein Jeans, licensed for terms extending through 2044 (in the U.S.) and 2046 (in Europe and Asia). The Company’s Core Brands (as defined below) have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 80 years, and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner’s and Olga brands have been in existence for 135 and 68 years, respectively, and Calvin Klein and Chaps have each been in existence for more than 25 years.

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

Intimate Apparel Group

All of the Calvin Klein trademarks (including all variations and formatives thereof) for all products and services are owned by the Calvin Klein Trademark Trust. The trust is co-owned by CKI, and the Company. The Class B and C Series Estates of the trust correspond to the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel and sleepwear and are owned by the Company. Accordingly, as owner of the Class B and C Estate Shares of the trust corresponding to these product categories, the Company is the beneficial owner of the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel, loungewear and sleepwear throughout the entire world.

Sportswear Group

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial terms of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the U.S., Mexico and Canada. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed below and in ‘‘—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition’’).

In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with CKI (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, ‘‘bridge’’ apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046, provided the Company achieves certain minimum sales targets.

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

In January 2008, the Company expanded its relationship with CKI through several new long-term licenses (and amendments to existing long-term licenses), pursuant to which the Company acquired the rights to: (i) use the CK/Calvin Klein trademark in connection with operating free-standing retail stores (including both full price and outlet stores) in Europe and in Central and South America (excluding Mexico) for the sale of ‘‘bridge accessories;’’ (ii) use the CK/Calvin Klein trademark in connection with operating free-standing retail stores (including both full price and outlet stores) in Europe and in Central and South America (excluding Mexico) for the sale of ‘‘jeans accessories;’’ and (iii) allow the Company to develop independent and/or common internet sites for the sale to consumers of jeanswear apparel and jeanswear accessories in North America, Europe and Asia.

Also in January 2008, the Company and CKI agreed that CKI would facilitate discussions between the Company and Windsong Golf LLC (‘‘Windsong’’) with respect to golf apparel products and make certain other arrangements to allow the Company to be a sub-licensee and preferred distributor of Windsong for such golf apparel products in the Republic of Korea (South Korea), Hong Kong, China (PRC), Japan, Taiwan, Indonesia, Philippines, and elsewhere in Asia. Accordingly, subject to Windsong’s agreement and to CKI’s review and approval of the terms of sublicense and distributorship, it is intended that the Company and Windsong will: (a) enter into a Sublicense Agreement, pursuant to which Windsong will grant to the Company the exclusive right to act as a sub-licensee for Calvin Klein Golf apparel for the purposes of sourcing and selling such products to department and specialty stores in Asia; and (b) enter into a Distribution Agreement, pursuant to which Windsong will grant to the Company the exclusive right to distribute Calvin Klein Golf apparel to ‘‘green grass’’ locations and department and specialty stores in the licensed territories. Both agreements are to extend through December 31, 2012, which period may be extended for two additional consecutive five year periods at the Company’s election provided that certain conditions are met for each renewal period.

The Company has the exclusive right to use the Chaps trademark for men’s sportswear, jeanswear, activewear, sports shirts and swimwear in the U.S. and its territories and possessions, including Puerto Rico, Mexico and Canada and has rights of first refusal with respect to Europe. The license extends through December 31, 2008, subject to the Company’s right to renew for two additional five-year terms beyond the expiration date up to and including December 31, 2018, provided that the Company has achieved certain levels of minimum earned royalties. On February 1, 2008, the Company informed the licensor that it intends to exercise the first of its two five-year renewal options. Pursuant to the terms of the license, the Company expects to pay approximately $2.0 million associated with the renewal of this license.

Swimwear Group

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

In March 2003, the Company entered into an exclusive license agreement to manufacture, distribute and sell Nautica women’s swimwear and related products in the U.S., Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement was renewable at the Company’s option for two additional years to June 30, 2009 if it achieved certain sales targets. In February 2006, the Nautica license agreement was amended to expand the licensed territories with respect to certain product lines. The Company has informed the licensor that it intends to exit this business by the end of June 2008. See ‘‘—Acquisitions, Dispositions and Discontinued Operations.’’

In June 2004, the Company entered into a license agreement with Michael Kors, L.L.C. The Company has the worldwide (excluding Japan) right to manufacture and distribute Michael Kors and MICHAEL Michael Kors swimwear products in the designer collection market segment and in the better market segment. The current term of the license agreement expires on June 30, 2008. The Company does not intend to renew this license.

On December 26, 2007, the Company sold assets of the businesses related to the marks ‘‘Anne Cole’’, ‘‘Cole of California’’ and ‘‘Catalina’’, and assigned and transferred all of its ownership rights in the Cole of California and Catalina marks, and its licensed rights under the Anne Cole mark, as part of this sale. See ‘‘—Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.’’

On November 6, 2006, the Company sold its OP business (part of the Company’s Swimwear Group) including the associated trademarks and goodwill to Iconix for a total consideration of $54 million. In connection with the sale, the Company had been granted a license to design, source, manufacture, promote, distribute and sell juniors’ and women’s swimwear products bearing the Op, Ocean Pacific and Seven2® names and marks for an initial term of three years. On September 28, 2007, the Company and Iconix agreed to terminate the license agreement. In connection with the termination of the license agreement, the Company agreed to pay Iconix a one time payment in the amount of $1.8 million in full satisfaction of all of the Company’s payment and other obligations under the license agreement.

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

International Operations

In addition to its operations in the U.S., the Company has operations in Canada, Mexico, Central and South America, Europe (Austria, Belgium, Denmark, France, Germany, Italy, the Netherlands, Poland, Portugal, Spain, Switzerland, the United Kingdom and Ireland), Asia (Hong Kong, Singapore, China, Taiwan, Korea and Macau) and Australia. The Company’s products are sold in over 100 countries worldwide. Each of the Company’s international operations engage in sales, sourcing, distribution and/or marketing activities. International operations generated $898.4 million, or 48.3% of the Company’s net revenues in Fiscal 2007, compared with $682.2 million, or 41.2% of net revenues, in Fiscal 2006 and $326.6 million, or 25.1% of net revenues, in Fiscal 2005. International operations generated operating income of $142.5 million, $97.3 million and $64.1 million (representing 81.4%, 62.1% and 51.1% respectively, of the operating income generated by the Company’s business groups) in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

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

Competition

The apparel industry is highly competitive. The Company competes with many domestic and foreign apparel suppliers, some of which are larger and more diversified and have greater financial and other resources than the Company. In addition to competition from other apparel suppliers, the Company competes in certain product lines with department stores, mass merchandisers and specialty store private label programs.

The Company offers a diversified portfolio of brands across a wide range of price points in many channels of distribution in an effort to appeal to all consumers. The Company competes on the basis of product design, quality, brand recognition, price, product differentiation, marketing and advertising, customer service and other factors. Although some of its competitors have greater sales, the Company does not believe that any single competitor dominates any channel in which the Company operates. The Company believes that its ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names distinguishes it from many of its competitors. See Item 1A. Risk Factors.

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

The Company’s operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade

Agreement, the Africa Growth & Opportunity Act, the Israel & Jordan Free Trade Agreements, the Andean Agreement, the Caribbean Basin Trade Partnership Act and the activities and regulations of the World Trade Organization (‘‘WTO’’). The Company believes that these trade agreements generally benefit the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. See Item 1A. Risk Factors. In addition, trade agreements can also impose requirements that negatively affect the Company’s business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. On January 1, 2005, in accordance with its commitments under the WTO, the U.S. discontinued imposing quotas on the import of apparel from WTO members. In response to import surges in key categories and to develop a stable and predictable trading environment, the U.S. and China entered into a three year memorandum of understanding (‘‘MOU’’) in November 2005. The MOU essentially imposes quotas on key apparel categories manufactured in China and exported on or after January 2006 through December 2008. The Company monitors trade-related matters pending with the U.S. government for potential positive or negative effects on its operations.

Employees

As of December 29, 2007, the Company employed 4,656 employees (inclusive of 723 employees related to the Company’s Lejaby business which business was sold in February 2008). As of December 29, 2007, excluding the Lejaby business, approximately 18% of the Company’s employees were either represented by labor unions or covered by collective bargaining agreements. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

Backlog

As relates to its continuing operations, the Company’s Swimwear Group (due to the seasonal nature of its operations) had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $133.8 million as of December 29, 2007 and $145.8 million as of December 30, 2006. A substantial portion of net revenues of the Company’s other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Asset Sales

During the third quarter of Fiscal 2007, the Company disposed of its OP women’s and junior swimwear business. During the fourth quarter of Fiscal 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses and disposed of its swimwear manufacturing operation located in Mexico. In Fiscal 2006 the Company disposed of its OP business. See ‘‘—Acquisitions, Dispositions and Discontinued Operations’’ and Note 3 of Notes to Consolidated Financial Statements for a complete discussion of these dispositions.

Executive Officers of the Registrant

The executive officers of the Company, their age and their position as of February 15, 2008 are set forth below:

Name	Age	Position
Joseph R. Gromek	61	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	49	Executive Vice President and Chief Financial Officer
Helen McCluskey	52	President—Intimate Apparel Group
Frank Tworecke	61	President—Sportswear Group
Dwight Meyer	55	President—Global Sourcing, Distribution and Logistics
Stanley P. Silverstein	55	Executive Vice President—International Strategy and Business Development
Elizabeth Wood	46	Senior Vice President—Human Resources
Jay A. Galluzzo	33	Senior Vice President, General Counsel and Secretary (a)

(a)	Mr. Galluzzo has given the Company notice of his resignation, effective March 17, 2008, in order to pursue a new employment opportunity.

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

Ms. McCluskey joined the Company in July 2004 as Group President-Intimate Apparel and in June 2007, also assumed global responsibility for the Company’s Swimwear brands. She is responsible for all aspects of the Company’s intimate apparel and swimwear brands including Calvin Klein underwear and swimwear, Warner’s, Olga, Body Nancy Ganz and Speedo. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women’s Sportswear division of Liz Claiborne Corporation from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation’s intimate apparel units where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.

Mr. Tworecke joined the Company as Group President-Sportswear in May 2004. From 1999 to April 2004, Mr. Tworecke served as President and Chief Operating Officer of Bon-Ton Stores, a department store operator. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other specialty and department store retailers including MGR, Inc., Rich’s Lazarus Goldsmith (now known as the Macy’s Central division of Federated Department Stores), and John Wanamaker.

Mr. Meyer currently serves as the Company’s President-Global Sourcing, Distribution and Logistics. Mr. Meyer is responsible for all aspects of the Company’s worldwide sourcing, distribution and logistics operations. From April 2005 until March 2007, Mr. Meyer served as the Company’s President-Global Sourcing. Prior to joining the Company, Mr. Meyer served as Executive Vice President of Global Sourcing of AnnTaylor Stores Corporation, a specialty clothing retailer of women’s apparel, shoes and accessories, from 1996 until April 2005. Previously, he served as President and Chief Operating Officer of C.A.T. (a joint venture between AnnTaylor Stores Corporation and Cygne Design) and Vice President, Sourcing for the Abercrombie & Fitch division of M.A.S.T. Industries.

Mr. Silverstein currently serves as the Company’s Executive Vice President-International Strategy and Business Development. From March 2005 until January 2006, Mr. Silverstein served as the Company’s Executive Vice President-Corporate Development. From March 2003 to March 2005, Mr. Silverstein served as the Company’s Senior Vice President-Corporate Development and served as the Company’s Chief Administrative Officer from December 2001 until January 2006. Mr. Silverstein served as the Company’s Vice President and General Counsel from December 1990 until February 2003 and as its Secretary from January 1987 until May 2003. In May 2004, Mr. Silverstein, without admitting or denying the findings, entered into a settlement with the Securities and Exchange Commission (‘‘SEC’’) pursuant to which the SEC found that Mr. Silverstein had willfully aided and abetted and caused certain violations by the Company of the federal securities laws and issued an administrative order requiring that Mr. Silverstein cease and desist from causing any violations and any future violations of such laws. The order, which did not impose any fines or monetary penalties on Mr. Silverstein, censured him pursuant to the SEC’s Rules of Practice and required that he disgorge certain incentive compensation for 1998, with interest. In addition, the order provided that until May 11, 2006, Mr. Silverstein not sign documents to be filed with the SEC by or on behalf of the Company or participate in or be responsible for the preparation or review of such filings, except under limited circumstances.

Ms. Wood joined the Company as Senior Vice President-Human Resources in September 2005. From May 2002 to August 2005, Ms. Wood served as a consultant for Breakthrough Group, a consulting company that focuses on executive and employee training and development. From May 1996 to February 2002, Ms. Wood served as the Executive Vice President of Human Resources of Brooks Brothers, Inc. Previously, Ms. Wood served as Corporate Human Resources Director of Marks and Spencer Group, plc.

Mr. Galluzzo currently serves as the Company’s Senior Vice President-Corporate Development, General Counsel and Secretary. From March 2005 until March 2007, Mr. Galluzzo served as the Company’s Senior Vice President, General Counsel and Secretary. From March 2003 to March 2005, Mr. Galluzzo served as the Company’s Vice President and General Counsel and has served as the Company’s Secretary since May 2003. Mr. Galluzzo was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from October 2000 to March 2003. Mr. Galluzzo has given the Company notice of his resignation, effective March 17, 2008, in order to pursue a new employment opportunity.

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

Additional information required by this Item 1 of Part I is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors.

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

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete as a result of any substantial deterioration in general economic conditions (including as a result of uncertainty in world financial markets, weakness in the credit markets, the recent housing slump in the U.S., increases in the price of fuel, international turmoil or terrorist attacks) or increases in interest rates could adversely affect the sales of our products.

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

Prices in the apparel industry have been declining over the past several years, primarily as a result of the trend to move manufacturing operations offshore, the elimination of certain trade quotas, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry. Products manufactured offshore generally cost less to manufacture than those made domestically, primarily because labor costs are lower offshore. We and our competitors source a significant portion of products from developing countries to achieve lower costs. Certain of our competitors may be able to source their products at lower costs than ours, and use these cost savings to reduce their prices. In addition, the elimination of certain quotas on the import of goods could result in increased competition from other countries (which may have lower labor costs), which may place additional pressure on apparel prices. Prices may also decline as a result of new manufacturing technologies (which enable manufacturers to produce goods on a more cost effective basis), increases in sales through the mass retail channel of distribution (which retailers seek to sell their products at discounted prices) or consolidation in the retail industry (which could result in larger customers with greater negotiating leverage).

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

Increases in the prices of raw materials used to manufacture our products or increases in costs to transport our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn as well as the costs we incur to transport products from our suppliers and costs we incur to distribute products to our customers. Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

Shortages in the supply of sourced goods, difficulties encountered by the third parties that source certain of our products, or interruptions in our contracted production facilities or distribution operations could result in difficulty in procuring, producing and distributing our products.

We seek to secure and maintain favorable relationships with the companies that source our products and to ensure the proper operation of our contracted production facilities. We generally utilize multiple sources of supply. An unexpected interruption in the supply of our sourced products, including as a result of a disruption in operations at any of our contracted production facilities or distribution facilities or at the facilities which source our products, our failure to secure or maintain favorable sourcing relationships, shortages of sourced goods or disruptions in shipping, could adversely affect our results of operations until alternate sources or facilities can be secured. Such events could result in difficulty in procuring or producing our products on a cost-effective basis or at all, which could have an adverse effect on our results of operations.

In addition, although we monitor the third-party facilities that produce our products to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines, we do not control these independent manufacturers. Accordingly, vendors may violate labor or other laws, or fail to adhere to our business partner manufacturing guidelines, including by engaging in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our reputation may be damaged, our supply of sourced goods may be interrupted and we may terminate our relationship with such vendors, any of which could have an adverse effect on our business.

The failure of our suppliers or contractors to adhere to quality and production standards and the failure of our inspections to identify and correct such quality or production problems could have a material adverse effect on our business, financial condition and results of operations.

Concerns about the safety of our products, including but not limited to concerns about those products manufactured in developing countries, where a significant portion of our products are manufactured, may cause us to recall selected products, either voluntarily or at the direction of a foreign or domestic governmental authority. Product safety concerns, recalls, defects or errors in production could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any of which could harm our business.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers’ commitment to our products and our ability to satisfy and/or maintain our customers.

Net revenues from our ten largest customers represented approximately 32.4% and 58.7% of our worldwide net revenues during Fiscal 2007 and Fiscal 2006, respectively. No one customer accounted for 10% or more of our Fiscal 2007 or 2006 net revenues.

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

As of December 29, 2007, approximately 67.2% of our revenues were derived from sales of products which we design, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.

Certain of our license agreements, including the license agreements with Speedo International, Ltd., CKI and Polo Ralph Lauren, Inc require us to make minimum royalty payments, subject us to restrictive covenants, require us to provide certain services (such as design services) and may be terminated if certain conditions are not met. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. The termination of certain of these license agreements could have an adverse effect on our business, results of operations or financial condition.

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

The Calvin Klein brand name is significant to our business. Sales of a substantial portion of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

We are subject to local laws and regulations in the U.S. and abroad.

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. Our international businesses and the companies which source our products are subject to similar regulations in the countries where they operate. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations. Similarly, local laws could have an adverse effect on our sourcing vendors, which could affect our ability to procure our products.

Changing international trade regulation may increase our costs and limit the amount of products or raw materials that we may import from or export to a given country.

Substantially all of our operations are subject to bilateral textile agreements between the countries from which we procure raw materials, such as yarn and fabric, and the countries where the facilities of the companies which source our products are located. Such agreements and regulations include free trade agreements and other preference agreements with various countries and the activities and regulations of the WTO. Our non-compliance with, or changes associated with, such agreements and regulations may limit the amount of products that may be imported from a particular country, which could impair our ability to source our products on a cost-effective basis.

In addition, the countries in which our products are sourced or into which they are imported, may from time to time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased or additional workplace regulations or other restrictions, or may adversely modify existing restrictions. Changes in international trade regulation, including future trade agreements, could provide our competitors an advantage over us, or increase our costs, either of which could have an adverse effect on our business, results of operations or financial condition.

Our business outside of the U.S. exposes us to uncertain conditions in overseas markets.

Our foreign operations subject us to risks customarily associated with foreign operations. As of December 29, 2007, we sold our products throughout the world and had warehousing and distribution facilities in nine countries. In addition, in January 2006, we acquired additional operations in Europe and Asia pursuant to the CKJEA Acquisition. See Item 1. Business—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition. We also source our products from third-party vendors, substantially all of which are based in foreign countries. For Fiscal 2007, we had net revenues outside of the U.S. of $898.4 million, representing 48.3% of our total net revenues, with the majority of these sales in Europe and Asia. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

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

We have foreign currency exposure related to foreign denominated revenues and costs which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the euro, Canadian dollar, British pound or Mexican peso) may adversely affect our reported earnings and the comparability of period-to-period results of operations.

In addition, certain of our foreign operations purchase products from suppliers denominated in U.S. dollars, which exposes such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the euro, Canadian dollar, British pound and Mexican peso. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market and the cost of certain items required in our operations. Management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which could have an adverse effect on our business, results of operations and financial condition.

We are subject to certain risks as a result of our indebtedness.

As of December 29, 2007, we had total debt of approximately $366.6 million. In connection with the CKJEA Acquisition (see Item 1. Business—Acquisitions, Dispositions and Discontinued Operations —CKJEA Acquisition), we borrowed $180.0 million under a term loan under the Amended and Restated Credit Agreement and assumed approximately $45.0 million of indebtedness of the acquired companies. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, certain of the indebtedness under our Amended and Restated Credit Agreement, our Foreign Credit Facility and the indebtedness we assumed in the CKJEA Acquisition is subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) and the Amended and Restated Credit Agreement each contain a number of significant restrictions and other covenants, including financial covenants, with which we must comply. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements. In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

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

We rely significantly on information technology. Any inadequacy, interruption, integration failure or security failure of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and operate our business depends significantly on our information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of any of our systems could adversely impact the operations of our business. Any such failure, problem, difficulty or breach could also require significant expenditures to remediate.

Fluctuations in the valuation of our pension plan’s investments can have a negative effect on our financial condition and results of operations.

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

Businesses that we may acquire may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.

From time to time, we evaluate potential acquisition opportunities to support and strengthen our business. We may not be able to realize all or a substantial portion of the anticipated benefits of acquisitions that we may consummate. Newly acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, acquired businesses may be adversely affected by the risks described in this Item 1A, or other risks, including as a result of factors that we are not currently aware of.

In addition, the integration of newly acquired businesses and products may be expensive and time-consuming and may not be entirely successful. The success of integrating acquired businesses is dependent on our ability to, among other things, merge operational and financial systems, retain customers of acquired businesses, realize cost reduction synergies and retain key management and other personnel of the acquired companies. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. If we are unable to successfully integrate newly acquired businesses or if acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

We have a history of restated financial statements and insufficient disclosure controls and procedures and internal control over financial reporting, the recurrence of which could impair our ability to provide timely and reliable financial information in the future and have a negative effect on our business and stock price.

In Fiscal 2005, we identified material weaknesses in our internal control over financial reporting and, as a result of such material weaknesses, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective. We were also required to restate our Fiscal 2005 and quarter ended April 1, 2006 financial statements (including restatements required in connection with the identified material weaknesses). Although we have, in each case, taken actions that we believe have effectively remediated the material weaknesses identified, and our management has concluded that our internal control was effective as of December 29, 2007 and December 30, 2006, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal control over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal control and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

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

As of December 29, 2007, the Company owned or leased three primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased 11 international manufacturing (solely as relates to the Lejaby business), warehousing and distribution facilities in Canada (one), Mexico (one), France (five), Hong Kong (one), the Netherlands (one), Italy (one) and Korea (one). Some of the Company’s manufacturing and warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities and two of its international facilities. The owned domestic facility is subject to liens in favor of the lenders under the Amended and Restated Credit Agreement. Nine of the Company’s facilities are leased with terms expiring between 2008 and 2015, except for certain leases which operate on a month-to-month basis. The Company sold its manufacturing, warehousing and distribution facilities in France in February 2008 as part of the sale of the Lejaby business. See Item 1. Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.

The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the U.S.; London, England; Madrid, Spain; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Shanghai, China; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2008 and 2013 and are generally renewable at the Company’s option. As of December 29, 2007, the Company leased 741 retail store sites in the U.S., Canada, Mexico, Central and South America, Europe, Australia and Asia. Retail leases expire between 2008 and 2025 and are generally renewable at the Company’s option.

All of the Company’s distribution and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes.

Item 3.    Legal Proceedings.

SEC Inquiry:     On August 8, 2006, the Company announced that it would restate its previously reported financial statements for the fourth quarter 2005, Fiscal 2005 and the three months ended April 1, 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company’s related investigation. Thereafter, the SEC staff initiated an informal inquiry, and on February 22, 2008, informed the Company that in September 2007 the SEC had issued a formal order of investigation, with respect to these matters. The Company is cooperating fully with the SEC.

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

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol ‘‘WRNC’’ and has been traded on NASDAQ since February 5, 2003 following the Company’s emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Composite Tape from January 1, 2006 through February 15, 2008:

	High	Low
2006
First Quarter	$28.22	$21.69
Second Quarter	$24.16	$17.09
Third Quarter	$21.54	$15.75
Fourth Quarter	$27.21	$18.86
2007
First Quarter	$29.03	$24.40
Second Quarter	$39.71	$26.90
Third Quarter	$41.78	$30.21
Fourth Quarter	$44.94	$32.56
2008
First Quarter (through February 15, 2008)	$36.86	$28.70

As of February 15, 2008, there were 4,336 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the Common Stock as reported on the NASDAQ Composite Tape on February 15, 2008 was $35.04 per share. The Amended and Restated Credit Agreement and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Repurchases of Shares

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program (the ‘‘2005 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of Common Stock. Under the 2005 Share Repurchase Program, the Company has repurchased a total of 3,000,000 shares in the open market, of which 67,367 shares were repurchased during the fourth quarter 2007. The Company may not repurchase any additional shares of its common stock under the 2005 Share Repurchase Program.

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of Common Stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made over a period of four years from the date the program was approved. Under the 2007 Share Repurchase Program, the Company has repurchased a total of 566,869 shares in the open market, all of which were repurchased during the fourth quarter of 2007. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time.

In addition to the 634,236 shares repurchased pursuant to the Company’s 2005 and 2007 Share Repurchase Programs, an aggregate of 3,152 shares set forth below as repurchased during the fourth quarter 2007 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter 2007:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
September 30, 2007 – October 27, 2007	51	$41.46	—	3,067,367
October 28, 2007 – November 24, 2007	1,387	$37.38	—	3,067,367
November 25, 2007 – December 29, 2007	635,950	$38.88	634,236	2,433,131

During Fiscal 2007, pursuant to the 2005 Share Repurchase Program and 2007 Share Repurchase Program, the Company acquired over 1.5 million shares of its Common Stock for approximately $55.2 million (an average purchase price of $35.71 per share).

Item 6.    Selected Financial Data.

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start accounting. Fresh start accounting principles require, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’). The Company engaged an independent third-party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite-lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141.

The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2007, Fiscal 2006, Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004. All fiscal years for which financial information is set forth below had 52 weeks. The period February 5, 2003 to January 3, 2004 was composed of 48 weeks.

For all periods presented, income from continuing operations excludes the results of the Company’s discontinued operations (i.e. Lejaby; Anne Cole; Cole of California; Catalina, OP, JLO, Lejaby Rose, Axcelerate Activewear and its three Speedo retail outlet store businesses). These businesses have been accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of these business units are presented separately in the following table.

The information set forth in the following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
	(Dollars in millions, except per share data)
Statement of operations data:
Net revenues	$1,860.1	$1,655.3	$1,303.2	$1,214.4	$1,091.8
Gross profit	751.8	637.0	437.6	817.6	330.2
Selling, general and administrative expenses	610.5	508.1	342.9	328.5	302.2
Amortization of intangible assets	13.2	12.3	4.0	2.8	—
Amortization of sales order backlog	—	—	—	—	11.8
Pension expense (income)	(8.8)	(2.4)	1.2	(6.2)	(6.5)
Reorganization expense	—	—	—	—	(1.7)
Operating income	137.0	119.0	89.5	71.6	24.4
Other (income) loss	(7.1)	(2.9)	0.7	(2.3)	(2.5)
Interest expense	37.7	38.5	22.4	22.3	22.6
Interest income	(3.8)	(2.9)	(3.6)	(1.9)	(0.6)
Income (loss) from continuing operations	82.9	66.2	44.1	31.3	(3.9)
Income (loss) from discontinued operations, net of taxes	(3.8)	(15.5)	5.4	11.2	3.8
Net income (loss)	79.1	50.8	49.5	42.5	(0.2)
Net income (loss) applicable to Common Stock	79.1	50.8	49.5	42.5	(0.2)
Dividends on Common Stock	—	—	—	—	—

Per share data:
Income (loss) from continuing operations
Basic	$1.85	$1.45	$0.96	$0.69	$(0.09)
Diluted	1.78	1.41	0.94	0.68	(0.09)
Income (loss) from discontinued operations, net of taxes
Basic	(0.09)	(0.34)	0.12	0.25	0.08
Diluted	(0.08)	(0.33)	0.11	0.24	0.09
Net income (loss)
Basic	1.76	1.11	1.08	0.94	(0.01)
Diluted	1.70	1.08	1.05	0.92	—
Dividends declared	—	—	—	—	—

Shares used in computing earnings per share
Basic	44,908,028	45,719,910	45,872,308	45,418,069	45,060,724
Diluted	46,618,307	46,882,399	46,804,053	46,178,535	45,462,560

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
	(Dollars in millions, except per share data)
Other data:
Cash flows from operating activities	160.4	86.7	138.1	50.3	83.6
Cash flows from investing activities	(20.8)	(187.1)	(36.7)	(45.2)	(18.5)
Cash flows from financing activities	(121.7)	99.7	(0.1)	0.6	(44.9)
Depreciation and amortization	65.3	47.6	30.7	31.2	42.7
Capital expenditures	41.8	30.2	36.7	29.3	29.1
Ratio of earnings to fixed charges (a)	2.6	2.4	2.9	2.3	1.1

	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004
	(Dollars in millions, except per share data)
Balance sheet data:
Working capital	588.0	453.9	494.8	434.2	394.3
Total assets	1,606.5	1,681.0	1,220.1	1,153.9	1,091.0
8 7/8% Senior Notes due 2013	205.0	205.0	210.0	210.0	210.0
Long-term debt (b)	310.5	332.5	210.0	210.8	211.1
Stockholders’ equity	772.9	682.9	629.5	576.9	520.6
(a)	For the purposes of computing the ratio of earnings of fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed changes and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earning to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.
(b)	Does not include current maturities of long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s Common Stock. Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘—Statement Regarding Forward-Looking Disclosure’’ and Item 1A. Risk Factors.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in this Annual Report on Form 10-K. References to ‘‘Core Intimates’’ refer to the Intimate Apparel Group’s Warner’s, Olga and Body Nancy Ganz/Bodyslimmers brand names. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands including Lifeguard, Nautica, Calvin Klein and Michael Kors (the Nautica and Michael Kors businesses will be discontinued in Fiscal 2008).

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target and Costco. As of December 29, 2007, the Company operated 740 Calvin Klein retail stores worldwide (consisting of 56 full price free-standing stores, 68 outlet free-standing stores, one on-line store and 615 shop-in-shop/concession stores) and one Speedo on-line store. As of December 29, 2007, there were also 388 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives:

–	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction.

–	Leverage the Company’s international platform. The Company’s international design, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. In Fiscal 2007 the Company derived over 48% of its net revenue from its foreign business. The Company believes that there are opportunities for significant continued growth in Europe, Asia and South America.

–	Grow the Company’s direct-to-consumer business. As noted above, as of December 29, 2007, the Company had (either directly or through licensees) over 1,100 direct-to-consumer outlets throughout the world. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia.

The Company continues to focus on gross margin improvements, reductions in selling, general and administrative expenses and improved operating profit to drive improvement in shareholder returns. Specifically, the Company is striving to ultimately achieve:

–	Gross profit margins in excess of 42%. The Company seeks to achieve its gross margin goals through improved product sourcing, efficiencies in its global product life cycle management, growth in the direct-to-consumer business and improvements in inventory forecasting and planning.

–	Selling, general and administrative expenses percentage growth lower than the growth in net revenues. The Company seeks to achieve its selling, general and administrative (‘‘SG&A’’) goals by completing additional shared services consolidations and by evaluating structural and other opportunities to reduce SG&A.

–	Operating profit margins of 10% or more. The Company seeks to achieve its operating profit margin goals through improved gross profit margins and by reducing SG&A expenses (through reductions in total dollars spent and by leveraging its existing infrastructure over a larger net revenue base). The Company also uses portfolio management to assess the viability of underperforming brands and to prioritize targeted investments.

The Company notes the following significant highlights with respect to Fiscal 2007:

–	The Company achieved net revenue growth of 12.4% to $1.86 billion from $1.66 billion and increased operating income to $137.0 million (7.4% of net revenues). The increase in net revenues primarily reflects strength in the Company’s Calvin Klein businesses both domestically and internationally. Approximately 25.6% of the increase in net revenues relates to the effect that changes in exchange rates had on the translation of foreign currencies into the U.S. dollar. The improvements in operating profit and margin primarily reflect increases in the Intimate Apparel and Sportswear groups, primarily due to strength in the Calvin Klein businesses, which net revenues increased approximately 24% in Fiscal 2007 compared to Fiscal 2006, partially offset by declines in Swimwear. Included in operating income for Fiscal 2007 are restructuring charges of $36.6 million primarily associated with management’s initiatives to increase productivity and profitability in the Swimwear Group.

–	Income from continuing operations in Fiscal 2007 was $1.78 per diluted share, a 26.2% increase over $1.41 per diluted share in Fiscal 2006.

–	During Fiscal 2007 the Company added over 85,000 square feet of retail space to its direct to consumer business. The Company now operates over 350,000 square feet of retail space, which generated over $335 million in net revenues in Fiscal 2007.

–	On September 18, 2007, the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear). Pursuant to this initiative, in December 2007, the Company successfully completed the sale of its Catalina, Anne Cole and Cole of California businesses.

–	On October 1, 2007, pursuant to its previously disclosed strategy to undertake supply chain initiatives in order to increase efficiencies, the Company transferred the ownership of its Mexican manufacturing facilities to a local operator.

–	On January 30, 2008, the Company entered into the Transfer Agreement with PVH whereby the Company transferred the Collection License Company to PVH. In connection therewith, the Company paid approximately $42.0 million (net of expected working capital adjustments) to or on behalf of PVH and entered into the 2008 CK Licenses. The 2008 CK Licenses will allow the Company to further extend its direct-to-consumer business in Europe, Asia and Latin America. The additional rights granted to the Company are long-term arrangements. During the first quarter of 2008, the Company expects to record between $24.0 million and $26.0 million of intangible assets related to the 2008 CK Licenses and expects to record a charge of between $16.0 million and $18.0 million related to the transfer of the Collection License Company to PVH.

–	On February 14, 2008, the Company entered into an agreement with Palmers for the sale of the Lejaby business whereby Palmers will pay the Company €32.5 million (approximately $47 million) in cash and a €12.5 million (approximately $18 million) five-year non-interest- bearing note in exchange for 100% of the shares of the companies that operate this business. The sale price is subject to working capital and other adjustments. Pursuant to the agreement, the Company will continue to operate the Canadian portion of the Lejaby business through 2008. In addition, the Company will provide transition services to Palmers for a period of up to four years, for which the Company will be reimbursed. The Company expects to close the transaction in March 2008.

–	In connection with these and other restructuring activities, the Company has classified all the financial data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’), including all restructuring charges, in accordance with accounting standards generally accepted in the U.S. Restructuring charges are included in the operating results of the related business segments and are summarized in Note 4 of Notes to Consolidated Condensed Financial Statements and are noted in this MD&A, where applicable.

–	During Fiscal 2007, the Company repurchased 1,545,784 shares of its common stock in the open market under the Company’s 2007 and 2005 Share Repurchase Programs at a total cost of approximately $55.2 million.

In addition to the many near-term opportunities for growth and operational improvement referenced above, the Company acknowledges that there are a number of challenges and uncertainties relating to its businesses. See Item 1A. Risk Factors and Statement Regarding Forward-Looking Disclosure.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition, cost of goods sold, accounts receivable, inventories, long-lived assets, goodwill and other intangible assets, income taxes, pension plans, stock-based compensation and advertising costs. In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company’s monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold

Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in SG&A expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 29, 2007 and December 30, 2006, the Company recorded $86.7 million and $87.1 million, respectively, of accounts receivable reserves.

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

Goodwill and Other Intangible Assets

Goodwill represents: (i) the amount by which the Company’s reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS No. 141, Business Combinations, as of the Effective Date (before adjustments for reductions in valuation allowances related to deferred tax assets arising before the Effective Date); and (ii) the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 29, 2007, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers® business units), Calvin Klein Underwear, Lejaby®, Calvin Klein Jeans, Chaps® and Swimwear. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and trademarks acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements.

The Company did not identify any impairments of goodwill or intangible assets for any period presented.

Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of this adoption, the Company recognized a charge of approximately $0.9 million to the December 31, 2006 retained earnings balance. The Company recognizes penalties and interest related to uncertain tax positions as a component of income tax expense. See Note 6 of Notes to Consolidated Financial Statements.

Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the

‘‘U.S. Plan’’). The Company also sponsors defined benefit plans for certain of its foreign employees (‘‘Foreign Plans’’). The U.S. Plan represents approximately 98% of total defined benefit pension plan assets and approximately 94% of total defined benefit pension plan liabilities at December 29, 2007. The determination of the total liability attributable to benefits owed to participants covered by the U.S. Plan is determined by a third-party actuary using assumptions provided by the Company. The liabilities attributable to the Foreign Plans are determined by third-party actuaries using assumptions provided by the Company, or in certain cases, using assumptions determined by rules or regulations established by governing regulatory authorities.

The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the U.S. Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated ‘‘Aa’’ or higher by Moody’s Investors Service) which matches the projected benefit payments and duration of obligations for participants in the U.S. Plan. The discount rate that is developed considers the unique characteristics of the U.S. Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 6.75% for Fiscal 2007 reasonably reflects current market conditions and the characteristics of the U.S. Plan. For the Foreign Plans, the discount rates (ranging from 4.5% to 5.55%) were determined by the Company based on recommendations by the Foreign Plan’s actuaries after considering the unique characteristics of the Foreign Plans and the long-term nature of the projected benefit obligations. The Company believes that the discount rates used for Fiscal 2007 reasonably reflect current market conditions and the characteristics of the Foreign Plans.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The U.S. Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by each fund’s administrators to the U.S. Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the U.S. Plan was amended and, as a result, no future benefits accrue to participants in the U.S. Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the U.S. Plan) (‘‘Accelerated Method’’) to account for its defined benefit pension plans. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.

Pursuant to the provisions of SFAS 87 ‘‘Employer’s Accounting for Pensions’’ the Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for each of the pension plans and service cost of the Foreign Plans, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (‘‘SFAS 158’’) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since the Company’s adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 did result in an increase in the liability for other post retirement obligations of approximately $2.4 million with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as amended or foreign rules and regulations for the Foreign Plans. The Company’s cash contribution to the U.S. Plan for Fiscal 2007 was $13.7 million and is expected to be approximately $8.1 million in Fiscal 2008. See Note 7 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own stock price volatility since its emergence from bankruptcy and other factors. The Company based its Fiscal 2007 estimate of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company’s risk-free rate of return assumption for options granted in Fiscal 2007, Fiscal 2006 and Fiscal 2005 was equal to the quoted yield for U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Advertising Costs

Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were $101.0 million, $91.7 million and $71.2 million, respectively. Cooperative advertising expenses for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were $24.8 million, $17.9 million and $16.0 million, respectively.

Acquisitions

See Note 2 of Notes to Consolidated Financial Statements.

Dispositions and Discontinued Operations

See Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for Fiscal 2007, Fiscal 2006, and Fiscal 2005. The results of the Company’s discontinued operations are included in ‘‘Income (loss) from discontinued operations, net of taxes’’ for all periods presented.

	Fiscal 2007	% of Net Revenues	Fiscal 2006	% of Net Revenues	Fiscal 2005	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,860,120	100.0%	$1,655,268	100.0%	$1,303,161	100.0%
Cost of goods sold	1,108,315	59.6%	1,018,228	61.5%	865,595	66.4%
Gross profit	751,805	40.4%	637,040	38.5%	437,566	33.6%
Selling, general and administrative expenses	610,516	32.8%	508,129	30.7%	342,900	26.3%
Amortization of intangible assets	13,167	0.7%	12,269	0.7%	4,020	0.3%
Pension expense (income)	(8,838)	−0.5%	(2,356)	−0.1%	1,160	0.1%
Operating income	136,960	7.4%	118,998	7.2%	89,486	6.9%
Other (income) loss	(7,063)		(2,934)		739
Interest expense	37,718		38,530		22,366
Interest income	(3,766)		(2,903)		(3,618)
Income from continuing operations before provision for income taxes	110,071		86,305		69,999
Provision for income taxes	27,162		20,073		25,866
Income from continuing operations	82,909		66,232		44,133
Income (loss) from discontinued operations, net of taxes	(3,802)		(15,482)		5,359
Net income	$79,107		$50,750		$49,492

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2007	Fiscal 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$939,147	$791,634	$147,513	18.6%
Intimate Apparel Group	629,433	545,149	84,284	15.5%
Swimwear Group	291,540	318,485	(26,945)	−8.5%
Net revenues (a)	$1,860,120	$1,655,268	$204,852	12.4%

(a)	Includes $1.24 billion and $1.0 billion related to the Company’s total Calvin Klein businesses for Fiscal 2007 and Fiscal 2006, respectively (an increase of approximately 24%).

Net revenues increased $204.9 million, or 12.4%, to $1.9 billion for Fiscal 2007 compared to $1.7 billion for Fiscal 2006. This increase reflects a $147.5 million increase in the Sportswear Group (due primarily to expansion of Calvin Klein Jeans in Europe) and an $84.3 million increase in the

Intimate Apparel Group (due primarily to expansion of Calvin Klein Underwear in Europe). Offsetting these increases was a decline in the Swimwear Group’s net revenues of $26.9 million (due primarily to a decline in sales to membership clubs). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $52.4 million increase in net revenues for Fiscal 2007 compared to Fiscal 2006.

The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2007 and Fiscal 2006:

	Fiscal 2007	Fiscal 2006
United States – wholesale
Department stores and independent retailers	15%	16%
Specialty stores	9%	10%
Chain stores	8%	9%
Mass merchandisers	2%	2%
Membership clubs and other	17%	21%
Total United States – wholesale	51%	58%
International – wholesale	31%	27%
Retail / other	18%	15%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2007	Fiscal 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$541,698	$442,290	$99,408	22.5%
Chaps	190,741	196,269	(5,528)	−2.8%
Mass sportswear licensing (a)	233	4,456	(4,223)	−94.8%
Sportswear wholesale	732,672	643,015	89,657	13.9%
Sportswear retail	206,475	148,619	57,856	38.9%
Sportswear Group (b), (c)	$939,147	$791,634	$147,513	18.6%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line which business ceased in January 2007.
(b)	Includes net revenues of $53.6 million and $31.2 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2007 and Fiscal 2006, respectively.
(c)	Includes approximately $42.0 million and $29.0 million for Fiscal 2007 and Fiscal 2006, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Calvin Klein Jeans wholesale net revenues increased $99.4 million for Fiscal 2007 compared to Fiscal 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $250.9 million (inclusive of $19.6 million related to January 2007) for Fiscal 2007 compared to $166.4 million for Fiscal 2006. The $84.5 million increase in CKJEA wholesale business net revenues primarily reflects an additional month of operations, the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $14.9 million increase in wholesale net revenues reflects a $9.5 million increase in the U.S., a $4.1 million increase in Canada and a $1.5 million increase in Mexico, partially offset by a $0.2 million decrease in Europe. The increase in wholesale net revenues in the U.S. reflects a $15.5 million increase in sales to department stores (due mainly to strong performance in women’s programs), partially offset by a $3.3 million decrease in sales to membership clubs, a $2.4 million decrease in sales to customers in the off-price channel of distribution and a net $0.3 million decrease in all other channels of distribution.

Chaps net revenues decreased $5.5 million reflecting a decrease of $3.1 million in the U.S., a $1.6 million decrease in Mexico and a $0.8 million decrease in Canada. The decrease in the U.S. reflects a $5.9 million decrease in net sales to department stores (primarily reflecting the planned reduction of inventory at retail as a result of the increased turn requirements for Chaps in this channel), a $5.2 million decrease in net sales to customers in the off-price channel of distribution (due to the down-sizing of the denim line in this channel) and a $2.7 million decrease in net sales to specialty stores (due mainly to a reduction in sales to military customers), partially offset by a $10.3 million increase in net sales to chain stores (due primarily to sales to Kohl’s Corporation) and a net $0.4 million increase in all other channels of distribution. The decrease in Mexico represents a decrease in sales to the membership clubs due to lower than expected sell through at retail.

Sportswear retail increased $57.9 million for Fiscal 2007 compared to Fiscal 2006 primarily related to an additional month of operations in the CKJEA Business (which was acquired on January 31, 2006), increases related to both new and same store sales in the CKJEA Business and the positive effect of foreign currency translation.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2007	Fiscal 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$358,359	$307,090	$51,269	16.7%
Core Intimates	156,599	151,388	5,211	3.4%
Intimate Apparel wholesale	514,958	458,478	56,480	12.3%
Calvin Klein Underwear retail	114,475	86,671	27,804	32.1%
Intimate Apparel Group	$629,433	$545,149	$84,284	15.5%

The $51.3 million increase in Calvin Klein Underwear wholesale net revenues reflects increases of $26.4 million in Europe, $20.3 million in the U.S., $2.0 million in Mexico, $1.5 million in Asia and $1.1 million in Canada. The increase in net revenues in Europe reflects increases in both men’s and women’s programs (due primarily to the strong performance of new product lines such as Calvin Klein Steel launched in 2007 and fashion lines launched in the latter half of Fiscal 2006) and the positive effect of foreign currency translation. The increase in the U.S. was primarily due to a $13.3 million increase in sales to customers in the off-price channel of distribution (due primarily to women’s programs) and an $11.0 million increase in sales to department/specialty stores (due primarily to growth in the bra category), partially offset by a $4.0 million decrease in sales to membership clubs.

The $5.2 million increase in Core Intimates net revenues reflects a $4.1 million increase in Canada, a $0.5 million increase in Mexico, a $0.3 million increase in the U.S. and a $0.3 million increase in Asia. The increase in net revenues in Canada primarily reflects a $2.4 million increase in the Lejaby business reflecting the Company’s assumption of distribution of the Lejaby label into Canada beginning late in Fiscal 2006. The increase in Mexico was due primarily to an increase in sales to department stores. The increase in net revenues in the U.S. reflects a $3.2 million increase in sales to the off-price channel of distribution (due primarily to a $2.1 million sale of Speedo sports bras to this channel) and a $1.1 million increase in sales to specialty stores (due primarily to a $1.7 million increase in the Company’s private label business associated with this channel of distribution), partially offset by a $3.0 million decrease in sales to membership clubs (due, in part, to the Warner’s program not renewed at Costco) and a net $1.0 million decrease in sales to all other channels of distribution.

The $27.8 million increase in Calvin Klein Underwear retail net revenues reflects a $20.0 million increase in Europe, a $3.2 million increase in Asia, a $3.2 million increase in the U.S., a $1.1 million increase in Canada and a $0.3 million increase in Mexico. The increases in Europe and Asia reflect increases in both new and same store sales and the positive effect of foreign currency translation. The increase in the U.S. primarily reflects an increase in sales attributable to the New York retail store (which store was acquired by the Company in Fiscal 2007) and increases related to the Company’s Calvin Klein Underwear Internet retail website, ‘‘CKU.com.’’

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2007	Fiscal 2006	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$219,372	$249,114	$(29,742)	−11.9%
Designer	55,676	57,737	(2,061)	−3.6%
Swimwear wholesale	275,048	306,851	(31,803)	−10.4%
Swimwear retail	16,492	11,634	4,858	41.8%
Swimwear Group	$291,540	$318,485	$(26,945)	−8.5%

The $29.7 million decrease in Speedo net revenues reflects a $32.5 million decrease in the U.S., partially offset by a $1.5 million increase in Mexico and a $1.3 million increase in Canada. The decrease in the U.S. was due primarily to a $29.8 million decrease in sales to membership clubs (primarily due to the initial launch of shoes and accessories lines into this channel during Fiscal 2006, as well as a timing shift related to repeat orders of approximately $5.8 million (which orders are expected to ship in January 2008 while comparable orders shipped in December 2006)), a $6.3 million decrease in sales to chain stores (due primarily to lower than expected sell-through of the Company’s branded swimwear products at retail) and a $1.0 million decrease in sales to department stores, partially offset by a $1.8 million increase in sales to customers in the off-price channel of distribution, a $1.1 million increase in sales to the mass market channel of distribution and a $1.7 million increase across all other channels of distribution.

The $2.1 million decrease in Designer swimwear net revenues reflects an $8.0 million decrease in the U.S., partially offset by a $5.0 million increase in Europe and a $0.9 million increase across all other foreign countries. The decrease in the U.S. reflects a $3.0 million decrease in sales to the mass market channel of distribution (primarily Target Corporation), a $2.7 million decrease in sales to customers in the off-price channel of distribution and a net $2.3 million decrease in all other channels of distribution. The increase in Europe reflects the positive reception of current year Calvin Klein swimwear collections and the positive effect of currency translation. As previously disclosed, the Company intends to exit all of its Designer swim brands (except Calvin Klein swimwear) by the end of June 2008.

Gross Profit

Gross profit was as follows:

	Fiscal 2007	% of Segment Net Revenues	Fiscal 2006	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group	$397,075	42.3%	$294,012	37.1%
Intimate Apparel Group	287,468	45.7%	230,196	42.2%
Swimwear Group	67,262	23.1%	112,832	35.4%
Total gross profit	$751,805	40.4%	$637,040	38.5%

Gross profit was $751.8 million, or 40.4% of net revenues, for Fiscal 2007 compared to $637.0 million, or 38.5% of net revenues, for Fiscal 2006. The $114.8 million increase in gross profit and the 190 basis point increase in gross margin were due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for Fiscal 2007 is $24.2 million of restructuring expenses related to the Swimwear Group included in cost of goods sold (see Note 4 of Notes to Consolidated Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $28.0 million increase in gross profit for Fiscal 2007 compared to Fiscal 2006.

Sportswear Group gross profit increased $103.1 million and gross margin increased 520 basis points for Fiscal 2007 compared to Fiscal 2006. The increase in gross profit reflects an increase of $58.2 million in Calvin Klein Jeans wholesale (including a $48.1 million increase in the CKJEA Business), a $38.2 million increase in Sportswear retail (primarily due to the CKJEA Business) and a $7.0 million increase in Chaps, partially offset by a $0.3 million decrease in Mass sportswear licensing. The majority of the increase in gross margin was due to increase in wholesale Calvin Klein Jeans and Chaps businesses. The increase in Calvin Klein Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in the level of customer allowances.

Intimate Apparel Group gross profit increased $57.3 million and gross margin increased 350 basis points for Fiscal 2007 compared to Fiscal 2006. The increase in gross profit reflects a $32.7 million increase in Calvin Klein Underwear wholesale (due primarily to increased net revenues, as discussed above), a $22.2 million increase in Calvin Klein Underwear retail (due primarily to increased net revenues, discussed above) and a $2.4 increase in Core Intimates (due primarily to increased net revenues, discussed above). The increase in gross margin reflects a 390 basis point increase in Calvin Klein Underwear retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives), a 310 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe) and a 50 basis point increase in Core Intimates (due to more favorable inventory markdowns and customer allowances).

Swimwear Group gross profit declined $45.6 million and gross margin decreased from 35.4% for Fiscal 2007 to 23.1% for Fiscal 2006. Swimwear Group gross profit for Fiscal 2007 included restructuring expenses of approximately $24.2 million (see Note 4 of Notes to Consolidated Financial Statements). The decline in gross margin primarily reflects the negative effect of the restructuring charges combined with a $12.0 million increase in inventory markdown expenses. The inventory markdowns were required in order to sell or dispose of excess inventory. As disclosed previously, the Company has determined that it expects to exit its Designer swim brands (except Calvin Klein swimwear) by the end June 2008.

Selling, General and Administrative Expenses

SG&A expenses increased $102.4 million to $610.5 million (32.8% of net revenues) for Fiscal 2007 compared to $508.1 million (30.7% of net revenues) for Fiscal 2006, reflecting an increase of approximately $85.2 million in Europe and Asia primarily related to the expansion of the Company’s Calvin Klein business in these regions (inclusive of $12.8 million related to the CKJEA business in the month of January 2007), an increase in restructuring charges in the United States and Canada of approximately $10.5 million related primarily to the Company’s initiatives to increase profitability in the Swimwear group and an increase in unallocated corporate expenses of approximately $6.9 million, partially offset by net decreases across operating units. The increase in unallocated corporate expenses primarily reflects increases in professional fees and charges for performance based employee compensation. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $19.3 million unfavorable effect on SG&A expenses for Fiscal 2007 compared to Fiscal 2006.

Amortization of Intangible Assets

Amortization of intangible assets increased to $13.2 million for Fiscal 2007 compared to $12.3 million for Fiscal 2006 due to a full year of amortization associated with the CKJEA Business in Fiscal 2007 compared to 11 months in Fiscal 2006, partially offset by a decrease in amortization expense in the Swimwear Group associated with the Calvin Klein swimwear license.

Pension Income / Expense

Pension income was $8.8 million in Fiscal 2007 compared to $2.4 million in Fiscal 2006. This $6.4 million increase in pension income was due primarily to net actuarial gains associated with an increase in the discount rate to 6.75% from 6%. See Note 7 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2007 (a)	Fiscal 2006
	(in thousands of dollars)
Sportswear Group	$99,182	$60,141
Intimate Apparel Group	109,219	79,315
Swimwear Group	(33,341)	17,287
Unallocated corporate expenses	(38,100)	(37,745)
Operating income	$136,960	$118,998
Operating income as a percentage of net revenue	7.4%	7.2%

(a)	Includes approximately $0.1 million, $2.1 million, $34.1 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.

Operating income was $137.0 million (7.4% of net revenues) for Fiscal 2007 compared to $119.0 million (7.2% of net revenues) for Fiscal 2006. Operating income related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group) was $41.1 million and $22.0 million for Fiscal 2007 and Fiscal 2006, respectively. In addition to the increase related to the CKJEA Business, operating income for the Sportswear Group (excluding the CKJEA Business) increased $19.9 million (led by Chaps with a $10.5 million increase) and the Intimate Apparel Group increased $29.9 million (led by Calvin Klein Underwear wholesale with a $19.7 million increase). Partially offsetting these increases was a $50.6 million decrease in operating income of the Swimwear Group (including approximately $34.1 million of restructuring expenses in Fiscal 2007). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in an $8.6 million increase in operating income for Fiscal 2007 compared to Fiscal 2006.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2007 (b)	% of Brand Net Revenues	Fiscal 2006 (b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$70,999	13.1%	$47,957	10.8%
Chaps	11,424	6.0%	881	0.4%
Mass sportswear licensing (a)	(268)	−115.0%	(190)	−4.3%
Sportswear wholesale	82,155	11.2%	48,648	7.6%
Sportswear retail	17,027	8.2%	11,493	7.7%
Sportswear Group	$99,182	10.6%	$60,141	7.6%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line, which business ceased in January 2007.
(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2007	Fiscal 2006
Calvin Klein Jeans	$12,559	$11,533
Chaps	8,533	10,081
Mass sportswear licensing	—	241
Sportswear wholesale	21,092	21,855
Sportswear retail	—	—
Sportswear Group	$21,092	$21,855

Sportswear Group operating income increased $39.0 million, or 64.9%. Operating income for Fiscal 2007 includes operating income of $41.1 million compared to operating income of $22.0 million for Fiscal 2006 related to the CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, the Sportswear Group’s operating income increased $19.9 million, or 52.2%, reflecting a $9.3 million increase in Calvin Klein Jeans wholesale, a $10.5 million increase in Chaps and a $0.1 million increase in Sportswear retail. The increase in Calvin Klein Jeans wholesale without the CKJEA Business reflects a $10.1 million increase in gross profit, partially offset by a $0.8 million increase SG&A expenses. The increase in Chaps reflects a $7.0 million increase in gross profit (discussed above) combined with a $3.6 million decrease in SG&A expenses (due primarily to a reduction in selling, marketing and distribution expenses associated with the decrease in sales volume described in the net revenues discussion above).

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2007(a)	% of Brand Net Revenues	Fiscal 2006 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$71,660.	20.0%	$51,934	16.9%
Core Intimates	9,070	5.8%	7,424	4.9%
Intimate Apparel wholesale	80,730	15.7%	59,358	12.9%
Calvin Klein Underwear retail	28,489	24.9%	19,957	23.0%
Intimate Apparel Group	$109,219	17.4%	$79,315	14.5%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2007	Fiscal 2006
Calvin Klein Underwear	$9,757	$7,631
Core Intimates	6,483	6,257
Intimate Apparel wholesale	16,240	13,888
Calvin Klein Underwear retail	—	—
Intimate Apparel Group	$16,240	$13,888

Intimate Apparel Group operating income increased $29.9 million, or 37.7%, over the prior year reflecting increases in Calvin Klein Underwear wholesale, Core Intimates and Calvin Klein Underwear retail. The $19.7 million increase in Calvin Klein Underwear wholesale operating income reflects a $32.7 million increase in gross profit (as described above), partially offset by a $13.0 million increase in SG&A expenses. The increase in SG&A expenses for Calvin Klein Underwear wholesale was due primarily to an increase in marketing expenditures (due primarily to the launch of the new Calvin Klein Steel line) combined with an increase in administrative expenses (mainly in foreign operations due to the negative effect of foreign currency translation). The $1.7 million increase in Core Intimates operating income reflects a $2.4 million increase in gross profit (discussed above) and a $0.3 million decrease in pension expense, partially offset by a $1.0 million increase in SG&A expenses. The $8.5 million increase in Calvin Klein Underwear retail operating income reflects a $22.2 million increase in gross profit (discussed above), partially offset by a $13.7 million increase in SG&A expenses.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Fiscal 2007 (a)	% of Brand Net Revenues	Fiscal 2006 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$(25,782)	–11.8%	$24,066	9.7%
Designer	(13,247)	–23.8%	(11,279)	–19.5%
Swimwear wholesale	(39,029)	–14.2%	12,787	4.2%
Swimwear retail	5,688	34.5%	4,500	38.7%
Swimwear Group	$(33,341)	–11.4%	$17,287	5.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2007	Fiscal 2006
Speedo	$17,741	$12,678
Designer	4,035	3,742
Swimwear wholesale	21,776	16,420
Swimwear retail	—	5
Swimwear Group	$21,776	$16,425

Swimwear Group operating income decreased $50.6 million, or 292.9%, reflecting a $49.8 million decrease in Speedo wholesale and a $2.0 million decrease in Designer wholesale, partially offset by a $1.2 million increase in Swimwear retail. Operating loss for Fiscal 2007 includes restructuring expenses of $34.1 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Financial Statements. The decrease in Speedo operating income reflects a $45.0 million decrease in gross profit (discussed above) combined with a $4.8 million increase in SG&A expenses (including $8.4 million of restructuring expenses). The decrease in operating income in Designer reflects a $3.4 million decrease in gross profit, partially offset by a $0.4 million decrease in SG&A expenses and a $1.0 million decrease in amortization expense related to intangible assets. The increase in Swimwear retail reflect a $2.8 million increase in gross profit, partially offset by a $1.6 million increase in SG&A expenses.

Other (Income) Loss

Other income of $7.1 million for Fiscal 2007 primarily reflects net gains on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other income of $2.9 million for Fiscal 2006 primarily reflects a gain of $5.1 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a net loss of $1.6 million on foreign exchange related to the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.6 million loss on the repurchase of $5.0 million nominal amount of the Company’s Senior Notes (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements—Senior Notes).

Interest Expense

Interest expense was $37.7 million for Fiscal 2007 compared to $38.5 million for Fiscal 2006. The decrease in interest expense was due primarily to lower interest related to the Term B Note (as defined below), partially offset by an increase in interest expense related to the CKJEA Business short-term debt (due to an increase in the average interest rate on outstanding debt from 4.42% at December 30, 2006 to 4.88% at December 29, 2007).

Interest Income

Interest income was $3.8 million for Fiscal 2007 compared to $2.9 million for Fiscal 2006. The increase in interest income was due primarily to an increase in interest earned on outstanding cash balances.

Income Taxes

The provision for income taxes was $27.2 million, or an effective tax rate of 24.7% in Fiscal 2007, compared to $20.1 million, or an effective tax rate of 23.3% in Fiscal 2006. The incremental 1.4% is the result of an increase in the U.S. tax expense associated with tax reserves established for uncertain tax positions in the U.S. not recognized in the financial statements as required under FIN 48— Accounting for Uncertainty in Income Taxes. The increase in the tax expense was offset by increased tax benefits from a favorable Netherlands tax ruling and a recognized tax benefit in the fourth quarter of 2007 from the release of a domestic valuation allowance.

Discontinued Operations

Loss from discontinued operations net of taxes, was $3.8 million and $15.5 million for Fiscal 2007 and Fiscal 2006, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2006 to Fiscal 2005

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$791,634	$514,239	$277,395	53.9%
Intimate Apparel Group	545,149	482,905	62,244	12.9%
Swimwear Group	318,485	306,017	12,468	4.1%
Net revenues	$1,655,268	$1,303,161	$352,107	27.0%

Net revenues increased 27.0% to $1.7 billion for Fiscal 2006 compared to $1.3 billion for Fiscal 2005. Net revenues related to the CKJEA Business (included in the Sportswear Group) were $314.2 million in Fiscal 2006. Excluding net revenues related to the CKJEA Business, net revenues increased $37.9 million, or 2.9%, for Fiscal 2006 compared to Fiscal 2005. Continued strength in the Intimate Apparel Group combined with an improvement in the Swimwear Group was partially offset by a decrease in the Sportswear Group (excluding the CKJEA Business). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $9.3 million increase in net revenues for Fiscal 2006 compared to Fiscal 2005.

The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2006 and Fiscal 2005:

	Fiscal 2006	Fiscal 2005
United States – wholesale
Department stores and independent retailers	16%	22%
Specialty stores	10%	12%
Chain stores	9%	10%
Mass merchandisers	2%	4%
Membership clubs and other	21%	26%
Total United States – wholesale	58%	74%
International – wholesale	27%	20%
Retail / other	15%	6%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans (a)	$442,060	$284,387	$157,673	55.4%
Chaps	196,269	207,779	(11,510)	−5.5%
Calvin Klein accessories (b)	230	16,430	(16,200)	−98.6%
Mass sportswear licensing (c)	4,456	5,643	(1,187)	−21.0%
Sportswear wholesale	643,015	514,239	128,776	25.0%
Sportswear retail (d)	148,619	—	148,619	n/m
Sportswear Group	$791,634	$514,239	$277,395	53.9%

(a)	Includes net revenues related to the CKJEA Business of $167.0 million for Fiscal 2006.
(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein Jeans and Sportswear retail line items.
(c)	Mass sportswear licensing revenues include design services fees earned in connection with the White Stag women’s sportswear line. The Company earned the aforementioned design fees through January 31, 2007, following which the White Stag design business was discontinued.
(d)	Includes net revenues related to the CKJEA Business retail entities.

Calvin Klein Jeans wholesale net revenues increased $157.8 million for Fiscal 2006 compared to Fiscal 2005. Included in the Calvin Klein Jeans wholesale net revenues for Fiscal 2006 are $167.0 million related to the acquisition of the CKJEA Business. Without the net revenues of the CKJEA Business, Calvin Klein Jeans wholesale net revenues decreased $9.2 million. The decrease reflects a decline in domestic sales from $249.7 million in Fiscal 2005 to $231.6 million in Fiscal 2006, partially offset by increases of $6.3 million in Mexico and $3.1 million in Canada. The $18.1 million decrease in net revenues in the U.S. reflects a $7.3 million decrease in sales to department stores, a planned decrease of $5.9 million of sales to customers in the off-price channel of distribution, a $3.2 million decrease in net sales to membership clubs and a $1.7 million net decrease in all other channels of distribution. The Company believes the decrease in department store net revenues was primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers (in particular, the merger of Federated Department Stores, Inc. and The May Department Store Company) combined with a decrease in sales of Calvin Klein Choice products.

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

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$307,090	$273,281	$33,809	12.4%
Core Intimates	151,388	144,836	6,552	4.5%
Intimate Apparel wholesale	458,478	418,117	40,361	9.7%
Calvin Klein Underwear retail	86,671	64,788	21,883	33.8%
Intimate Apparel Group	$545,149	$482,905	$62,244	12.9%

The $33.8 million increase in Calvin Klein Underwear wholesale net revenues reflects increases of $16.6 million in the U.S., $15.6 million in Europe, $2.9 million in Canada and $1.7 million in Mexico, partially offset by a decrease of $3.0 million in Asia. The increase in the U.S. was primarily due to a $17.4 million increase in sales to membership clubs, a planned decrease of $3.2 million in sales to customers in the off-price channel of distribution and a net $2.4 million increase in all other channels of distribution. The increase in Calvin Klein Underwear Europe reflects increases in both men’s and women’s due mainly to the strength of the launch of 365, Perfectly Fit and other fashion lines. The decrease in Asia primarily reflects the elimination of $6.4 million of intercompany sales to the recently acquired CKJEA Business, offset by a $3.4 million increase in sales related to the Company’s continued expansion effort in this region. Sales of Calvin Klein Underwear products by retail stores included in the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Financial Statements.

The $6.6 million increase in Core Intimates net revenues reflects an increase of $5.6 million in the U.S., a $0.9 million increase in Mexico and a $0.1 million increase in other foreign operations. The increase in the U.S. reflects a $12.9 million increase in sales to chain stores and a $9.7 million increase in sales to specialty stores, partially offset by a $9.2 million decrease in sales to membership clubs (due to unfavorable reception of Core Brands in this channel), a $5.7 million decrease in sales to department stores and a $2.1 million decrease to the off-price channel of distribution. The increase in sales to chain stores was due primarily to improved service rates, successful launches of new product styles, and the launch of Olga into Sears in January 2006. The increase in sales to specialty stores primarily reflects an $8.9 million increase in the Company’s private label fashion business. The decrease in sales to department stores was primarily due to a decrease in sales related to the Company’s Olga brand following a decision by certain customers in the department store channel to no longer carry Olga product. The Company has since replaced Olga with Olga’s Christina® in these department stores. The increase in net revenues in Mexico was due primarily to an increase in net sales to membership clubs.

The $21.9 million increase in Calvin Klein Underwear retail net revenues reflects a $16.1 million increase in Europe, a $3.6 million increase in Asia, a $1.1 million increase in Canada, a $0.7 million increase in the U.S. and a $0.4 million increase in Mexico. The increases in Europe and Asia reflect the Company’s continued expansion efforts in these regions. These increases also reflect an increase in same store sales of 19% and 14% in Europe and Asia, respectively.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$249,114	$245,578	$3,536	1.4%
Designer	57,737	53,086	4,651	8.8%
Swimwear wholesale	306,851	298,664	8,187	2.7%
Swimwear retail	11,634	7,353	4,281	58.2%
Swimwear Group	$318,485	$306,017	$12,468	4.1%

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

The $4.7 million increase in Designer swimwear net revenues reflects a $1.1 million increase in Europe, a $2.6 million increase in the U.S. and a $1.0 million increase across all other foreign countries. The increase in Europe was due primarily to the launch of the Michael Kors brand and an expanded collection of the Calvin Klein brand (limited launch in Fiscal 2005). The increase in the U.S. was due primarily to a $5.6 million increase in net sales to the off-price channel of distribution, a $3.6 million increase in sales to department stores, a $2.9 million increase in sales to chain stores and a $0.2 million net increase in sales to specialty stores, partially offset by a $9.7 million decrease in net sales to the mass market channel of distribution (due primarily to the disruptions in connection with the new systems infrastructure mentioned above and cancellation of certain private label programs). The Company believes it has resolved the new systems infrastructure implementation problems in the Swimwear Group and does not expect that these problems will negatively affect the Company’s ability to invoice and ship product on a timely basis in the future.

The $4.3 million increase in Swimwear retail net revenues reflects a $3.0 million increase in Europe and a $1.3 million increase in the U.S. The increase in Europe reflects the launch of the Calvin Klein swim brand in Fiscal 2005 and the expansion of designer swim brands in the retail stores. The increase in the U.S. reflects an increase in sales attributable to the Company’s Speedo Internet retail website, SpeedoUSA.com.

Gross Profit

Gross profit was as follows:

	Fiscal 2006	% of Segment Net Revenues	Fiscal 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$294,012	37.1%	$143,714	27.9%
Intimate Apparel Group	230,196	42.2%	185,518	38.4%
Swimwear Group	112,832	35.4%	108,334	35.4%
Total gross profit	$637,040	38.5%	$437,566	33.6%

(a)	Includes gross profit related to the CKJEA Business of $161.7 million for Fiscal 2006.

Gross profit was $637.0 million, or 38.5% of net revenues, for Fiscal 2006 (including $161.7 million in gross profit related to the CKJEA Business) compared to $437.6 million, or 33.6% of net revenues, for Fiscal 2005. The majority of the 490 basis point improvement in gross margin is attributable to the contributions from the CKJEA Business. Gross margin for the pre-acquisition businesses improved 180 basis points, driven by continued improvement in the Intimate Apparel Group’s gross margin. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.4 million increase in gross profit for Fiscal 2006 compared to Fiscal 2005.

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

Intimate Apparel Group gross profit increased $44.7 million and gross margin increased 380 basis points for Fiscal 2006 compared to Fiscal 2005. The increase in gross profit and gross margin reflects strength in the Company’s Calvin Klein Underwear wholesale business (increased gross profit and gross margin of $23.2 million and 340 basis points, respectively), Core Intimates (increased gross profit and gross margin of $6.3 million and 290 basis points, respectively) and Calvin Klein Underwear retail (increased gross profit and gross margin of $15.2 million and 190 basis points, respectively). The increase in Calvin Klein Underwear wholesale gross profit and gross margin primarily reflects the increase in net revenues (described above) combined with an improved sales mix, reduced product cost and improved control of variable expenses. The increase in Core Intimates gross profit and gross margin primarily reflects an improved regular to off-price sales mix coupled with a favorable experience in the level of customer allowances which the Company believes is primarily the result of a more favorable reception of its Warner’s brand at retail. The increase in Calvin Klein Underwear retail gross profit and gross margin primarily reflect the increase in net revenues (described above).

Swimwear Group gross profit increased $4.5 million and gross margin remained flat for Fiscal 2006 compared to Fiscal 2005. The increase in gross profit primarily reflects increases in Speedo and Swimwear retail, while the flat gross margin reflects higher markdown and allowance experience related primarily to certain Designer lines which did not generate the level of consumer sell-through originally anticipated.

Selling, General and Administrative Expenses

SG&A expenses were $508.1 million (30.7% of net revenues) for Fiscal 2006 compared to $342.9 million (26.3% of net revenues) for Fiscal 2005. Contributing to the increase in SG&A expenses was $132.4 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $27.0 million and unallocated corporate expenses increased $5.8 million. The increase in SG&A expenses for the operating segments reflects an increase of $14.9 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), a net increase of $0.2 million in the Sportswear Group and an increase of $11.9 million in the Swimwear Group (primarily related to expenses associated with the implementation of the new systems infrastructure, Speedo’s new national advertising campaign and employee termination costs). The increase in unallocated corporate expenses reflects an increase of $3.4 million in professional fees related to the restatement of the Company’s consolidated financial statements for the fourth quarter 2005, Fiscal 2005 and the first quarter 2006 (and the related SEC inquiry) and $3.2 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a net $0.7 million reduction in all other items. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $2.2 million unfavorable effect on SG&A expenses for Fiscal 2006 compared to Fiscal 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased to $12.3 million for Fiscal 2006 compared to $4.0 million for Fiscal 2005 due primarily to $7.4 million of amortization expense related to finite-lived intangible assets associated with the acquisition of the CKJEA Business.

Pension Income / Expense

Pension income was $2.4 million in Fiscal 2006 compared to pension expense of $1.2 million in Fiscal 2005. This $3.6 million increase in pension income was due primarily to improved investment returns on pension plan assets of $3.7 million. See Note 7 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Sportswear Group	$60,141	$49,821
Intimate Apparel Group	79,315	50,025
Swimwear Group	17,287	25,508
Unallocated corporate expenses	(37,334)	(35,407)
Restructuring expense	(411)	(461)
Operating income	$118,998	$89,486
Operating income as a percentage of net revenue	7.2%	6.9%

Operating income was $119.0 million (7.2% of net revenues) for Fiscal 2006 compared to $89.5 million (6.9% of net revenues) for Fiscal 2005. Excluding the operating income of $22.0 million associated with the CKJEA Business, operating income increased $7.5 million, primarily reflecting strength in the Intimate Apparel Group, partially offset by challenges in the Swimwear Group and the pre-acquisition Sportswear Group. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.2 million increase in operating income for Fiscal 2006 compared to Fiscal 2005.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2006 (d)	% of Brand Net Revenues	Fiscal 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans (a)	$48,451	11.0%	$30,184	10.6%
Chaps	881	0.4%	15,171	7.3%
Calvin Klein accessories (b)	(494)	–214.8%	3,531	21.5%
Mass sportswear licensing	(190)	–4.3%	935	16.6%
Sportswear wholesale	48,648	7.6%	49,821	9.7%
Sportswear retail (c)	11,493	7.7%	—	n/m
Sportswear Group	$60,141	7.6%	$49,821	9.7%

(a)	Includes operating income related to the CKJEA Business of $22.0 million for Fiscal 2006.
(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein Jeans and Sportswear retail line items.
(c)	Includes operating income related to the CKJEA Business retail entities.
(d)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Calvin Klein Jeans	$11,533	$10,372
Chaps	10,081	7,641
Calvin Klein accessories	—	—
Mass sportswear licensing	241	232
Sportswear wholesale	21,855	18,245
Sportswear retail	—	—
Sportswear Group	$21,855	$18,245

Sportswear Group operating income increased $10.3 million, or 20.7%. Operating income from the CKJEA Business was $22.0 million for Fiscal 2006 (including $7.4 million of amortization expense related to intangible assets and $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Without operating income from the CKJEA Business, Sportswear Group operating income decreased $11.7 million, or 23.4%, reflecting decreases of $14.3 million, $4.0 million and $1.1 million in Chaps, Calvin Klein accessories and mass sportswear licensing, respectively, partially offset by an increase of $7.7 million in Calvin Klein Jeans wholesale. The decrease in Chaps operating income primarily reflects the $10.8 million decrease in gross profit (discussed above) combined with a $3.5 million increase in SG&A expenses. The increase in Calvin Klein Jeans wholesale operating income primarily reflects the $9.1 million increase in gross profit (discussed above), partially offset by a $1.4 million increase in SG&A expenses.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2006 (a)	% of Brand Net Revenues	Fiscal 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$51,934	16.9%	$35,821	13.1%
Core Intimates	7,424	4.9%	1,873	1.3%
Intimate Apparel wholesale	59,358	12.9%	37,694	9.0%
Calvin Klein Underwear retail	19,957	23.0%	12,331	19.0%
Intimate Apparel Group	$79,315	14.5%	$50,025	10.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Calvin Klein Underwear	$7,631	$6,349
Core Intimates	6,257	4,858
Intimate Apparel wholesale	13,888	11,207
Calvin Klein Underwear retail	—	—
Intimate Apparel Group	$13,888	$11,207

Intimate Apparel Group operating income increased $29.3 million, or 58.6%, over the prior year reflecting increases in Calvin Klein Underwear wholesale, Core Intimates and Calvin Klein Underwear retail. The $16.1 million increase in Calvin Klein Underwear wholesale operating income reflects a $23.2 million increase in gross profit (as described above), partially offset by a $7.1 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses commensurate with the increase in net revenues described previously). The $5.6 million increase in Core Intimates operating income primarily reflects the increase in gross profit and gross margin described previously. Management believes the improved performance of Core Intimates in the U.S. primarily reflects its ongoing efforts to reinvigorate these brands coupled with the favorable reception of the Warner’s brand at retail. The $7.6 million increase in Calvin Klein Underwear retail operating income reflects an increase in gross profit of $15.2 million (described previously), partially offset by a $7.6 million increase in SG&A expenses.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2006 (a)	% of Brand Net Revenues	Fiscal 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$24,066	9.7%	$29,812	12.1%
Designer	(11,279)	−19.5%	(6,378)	−12.0%
Swimwear wholesale	12,787	4.2%	23,434	7.8%
Swimwear retail	4,500	38.7%	2,074	28.2%
Swimwear Group	$17,287	5.4%	$25,508	8.3%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Speedo	$12,678	$9,720
Designer	3,742	4,960
Swimwear wholesale	16,420	14,680
Swimwear retail	5	272
Swimwear Group	$16,425	$14,952

Swimwear Group operating income decreased $8.2 million, or 32.2%, reflecting a $4.5 million increase in gross profit (discussed above), more than offset by an $11.9 million increase in SG&A expenses and a $0.8 million increase in amortization of intangible assets (primarily related to the amortization of the Calvin Klein swimwear license acquired in May 2005). The increase in SG&A expenses reflects an increase in marketing expenses of approximately $3.6 million primarily related to a nationwide Speedo promotional campaign and the 2006 Winter Olympics, an increase in selling and distribution expenses of $3.6 million (related to incremental costs associated with the new systems infrastructure) and a $4.7 million increase in administrative expenses (related mainly to employee termination costs, professional fees, employee benefit costs and costs associated with the new systems infrastructure).

Other (Income) Loss

Other income of $2.9 million for Fiscal 2006 primarily reflects a gain of $5.1 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a net loss of $1.6 million on foreign exchange related to the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.6 million loss on the repurchase of $5.0 million nominal amount of the Company’s Senior Notes (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements—Senior Notes). Other loss of $0.7 million for Fiscal 2005 represents foreign exchange losses on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars.

Interest Expense

Interest expense increased $16.1 million to $38.5 million for Fiscal 2006 from $22.4 million for Fiscal 2005. The increase in interest expense was due mainly to interest expense of $11.3 million on the Term B Note and $2.4 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $1.1 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements), a $0.6 million increase in commitment fees related to the Amended and Restated Credit Agreement (as defined below), a $0.2 million increase in amortization of deferred financing costs and a net $0.5 million increase in all other expense items.

Interest Income

Interest income decreased $0.7 million to $2.9 million for Fiscal 2006 from $3.6 million for Fiscal 2005. The decrease in interest income was due mainly to a decrease in income earned on cash investments resulting from cash used for the CKJEA Acquisition.

Income Taxes

The provision for income taxes was $20.1 million, or an effective tax rate of 23.3% in Fiscal 2006, compared to $25.9 million, or an effective tax rate of 36.9% in Fiscal 2005. The lower effective tax rate was partly the result of the previously announced favorable tax ruling from the Netherlands taxing authority that is retroactive to the beginning of Fiscal 2006. This resulted in approximately $6.0 million of savings, or a reduction in the effective tax rate of 6.9%. The Company also benefited from a favorable earnings mix between higher and lower tax jurisdictions, which resulted in approximately $5.0 million of savings or a 5.8% reduction in the effective tax rate. Finally, the Company benefited from the release of certain valuation allowances that had been established against foreign net operating losses, resulting in a reduction in the effective tax rate of approximately 1%.

Discontinued Operations

For Fiscal 2006, losses from discontinued operations were $15.5 million net of taxes. For Fiscal 2005, the Company had net gains of $5.4 million from discontinued operations, net of taxes. See Note 3 of Notes to Consolidated Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company’s Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes at December 29, 2007. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

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

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.94% at December 29, 2007). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second interest rate swap agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.17% at December 29, 2007). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.93% and 9.12% as of December 29, 2007 and December 30, 2006, respectively.

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and the 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized gains (losses) of the Company’s outstanding swap agreements:

	December 29, 2007	December 30, 2006
	(in thousands of dollars)
Unrealized loss:
2003 Swap Agreement	$128	$(1,622)
2004 Swap Agreement	(148)	(1,091)
Net unrealized loss	$(20)	$(2,713)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. The Amended and Restated Credit Agreement was also amended on November 6, 2006 to, among other things, allow for the sale of the trademarks and certain other assets of its OP businesses. See Note 12 of Notes to Consolidated Condensed Financial Statements. The Amended and Restated Credit Agreement was further amended in December 2007 to, among other things, permit the sale of the Company’s Catalina, Anne Cole and Cole of California businesses and designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement.

Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 29, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.77%. The Term B Note matures on December 31, 2012. As of December 29, 2007, principal payments due under the Term B Note were: (i) quarterly installments of $0.45 million through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $15.1 million on December 31, 2012. The principal payments due under the Term B Note at December 29, 2007 reflect the use of net proceeds of $10.0 million received in November 2006 and $40.0 million received in December 2006 from the sale of the OP businesses and net proceeds of $20.0 million received in December 2007 from the sale of the Catalina, Anne Cole and Cole of California businesses to repay amounts outstanding under the Term B Note. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco Inc. to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to Citibank N.A.’s base rate plus 0.25% (7.50% at December 29, 2007) or at LIBOR plus 1.25% (approximately 5.98% at December 29, 2007), in each case, on a per annum basis. Prior to the April 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006) or at LIBOR plus 1.5% (approximately 6.86% at December 30, 2006), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco Inc. enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The Amended and Restated Credit Agreement contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the Amended and Restated Credit Agreement contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants under the prior agreement were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco Inc.’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of December 29, 2007, under the Amended and Restated Credit Agreement, the Company had $107.3 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of December 29, 2007, the Company had $217.8 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $200.4 million (based upon the applicable borrowing base calculations) and $74.7 million of cash collateral, less outstanding letters of credit of $57.3 million.

The Company is not aware of any non-compliance with the covenants of its Amended and Restated Credit Agreement as of December 29, 2007 and December 30, 2006.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of December 29, 2007 and December 30, 2006.

CKJEA Assumed Debt

In connection with the CKJEA Acquisition in January 2006, the Company assumed the CKJEA Business’s outstanding debt of approximately $89.5 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $44.5 million of the outstanding debt. As of December 29, 2007 and December 30, 2006 outstanding CKJEA Business debt was $54.1 million and $66.5 million, respectively, consisting of short-term revolving credit facilities with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of December 29, 2007 and December 30, 2006, the weighted average interest rate for the CKJEA Business debt outstanding was approximately 4.88% and 4.42%, respectively. All of the CKJEA Business’ short-term revolving credit facilities have been renewed for additional terms of no more than 12 months.

Liquidity

As of December 29, 2007, the Company had working capital of $588.0 million, cash and cash equivalents of $191.9 million, short-term debt of $56.1 million, no borrowings outstanding under the revolving credit facility under the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of December 29, 2007, the Company had $217.8 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $200.4 million (based upon the applicable borrowing base calculations) plus $74.7 million of cash collateral, less outstanding letters of credit of $57.3 million.

The Company’s total debt as of December 29, 2007 was $366.6 million, consisting of $205.0 million of the Senior Notes, $107.3 million of the Term B Note under the Amended and Restated Credit Agreement, $54.1 million of debt of the CKJEA Business under facilities assumed in connection with the closing of the CKJEA Acquisition and $0.2 million of other outstanding debt.

The Company believes that cash available under its Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next 12 months. The revolving credit facility portion of the Company’s Amended and Restated Credit Agreement expires on February 3, 2009. The Company expects to extend or refinance its domestic revolving credit facility during 2008. The Company believes that cash on hand and cash to be generated from future operations will be sufficient to fund its operations for the subsequent two years, whether it is able to extend or refinance its revolving credit facility or not. If the Company requires additional sources of capital, it will consider suspending its share repurchase program, reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (defined above as the 2007 Share Repurchase Program) for the repurchase of up to an additional 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made over a period of four years from the date the program was approved. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time. During Fiscal 2007, the Company repurchased 566,869 shares of its common stock in the open market at a total cost of approximately $22.0 million (an average cost of $38.89 per share) under its 2007 Share Repurchase Program.

In July 2005, the Company’s Board of Directors authorized a share repurchase program (defined above as the 2005 Share Repurchase Program) for the repurchase of up to 3,000,000 shares of the Company’s common stock. As of December 29, 2007, the Company had purchased 3,000,000 shares of its common stock in the open market at a total cost of approximately $77.3 million (an average cost of $25.75 per share) under the 2005 Share Repurchase Program. The Company may not repurchase any additional shares of its common stock under its 2005 Share Repurchase Program. During Fiscal 2007, the Company repurchased 978,915 shares of its common stock in the open market at a total cost of $33.2 million (an average cost of $33.87 per share) under its 2005 Share Repurchase Program. During Fiscal 2006, the Company repurchased 2,011,934 shares of its common stock in the open market at a total cost of approximately $43.9 million (an average cost of $21.81 per share) under its 2005 Share Repurchase Program. During Fiscal 2005, the Company repurchased 9,151 shares of its common stock in the open market at a total cost of approximately $0.2 million (an average cost of $24.25 per share) under its 2005 Share Repurchase Program.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$140,492	$72,460	$136,446
Discontinued operations	19,931	14,287	1,620
Net cash provided by (used in) investing activities:
Continuing operations	(20,357)	(185,764)	(33,335)
Discontinued operations	(443)	(1,314)	(3,392)
Net cash provided by (used in) financing activities:
Continuing operations	(121,688)	99,682	(65)
Discontinued operations	—	—	—
Translation adjustments	6,993	3,438	(2,661)
Increase (decrease) in cash and cash equivalents	$24,928	$2,789	$98,613

For Fiscal 2007, cash provided by operating activities from continuing operations was $140.5 million compared to $72.5 million in Fiscal 2006 and $136.4 million in Fiscal 2005. The $68.0 million increase in cash provided by operating activities from continuing operations for Fiscal 2007 compared to Fiscal 2006 was due primarily to an increase of $28.4 million in net income coupled with an increase in non-cash charges of $25.8 million and an increase in cash to support working capital of $13.9 million. The increase in non-cash charges primarily reflects, among other items, a $17.7 million increase in depreciation and amortization (due primarily to impairments related to the disposal of the Company’s Mexican manufacturing facilities in 2007) and a $17.3 million increase in inventory write-downs (primarily in the Company’s Swimwear group) partially offset by a benefit for deferred income tax of $4.5 million.

The $64.0 million decrease in cash provided by operating activities from continuing operations for Fiscal 2006 compared to Fiscal 2005 was due primarily to an increase of $65.1 million in cash required for net working capital (primarily to service inventory, accounts receivable and prepaid assets), a $21.9 million increase in the benefit for deferred income tax and a $19.0 million increase in foreign exchange gains, partially offset by a $16.9 million increase in depreciation and amortization and a $20.8 million increase in loss from discontinued operations. The Company experienced net working capital outflows of $38.1 million for Fiscal 2006 compared to net working capital inflows of $27.0 million during Fiscal 2005.

For Fiscal 2007, cash used in investing activities from continuing operations was $20.4 million, mainly attributable to the purchase of property, plant and equipment of $40.5 million, offset by the net proceeds from the sale of certain designer brands of $19.5 million. For Fiscal 2006, cash used in investing activities from continuing operations was $185.8 million, which was due primarily to $208.7 million used for business acquisitions (mainly the CKJEA Acquisition completed on January 31, 2006) and the purchase of property, plant and equipment, partially offset by the $51.4 million of proceeds received in connection with the sale of trademarks and certain other assets of the OP businesses. For Fiscal 2005, cash used in investing activities from continuing operations was $33.3 million which was primarily for the purchase of property, plant and equipment of $31.9 million.

Net cash used in financing activities in 2007 was $121.7 million, which primarily reflects $61.8 million used for the repayment of the Term B Note and $57.7 million for treasury stock purchases (primarily related to the Company’s stock repurchase programs). Net cash provided by financing activities in 2006 was $99.7 million, which was due primarily to $180.0 million of the Term B Note and $21.0 million of an increase in CKJEA short-term revolving credit facilities, partially offset by $44.4 million of repayment of debt assumed in connection with the CKJEA Acquisition, $46.3 million of treasury stock purchases (primarily related to the Company’s stock repurchase programs), $10.9 million of repayment of the Term B Note and $5.2 million total consideration for the purchase of Senior Notes in the principal amount of $5.0 million. In connection with the sale of the OP businesses in Fiscal 2006, the Company paid $10.0 million against the Term B Note principal balance in December 2006 and an additional $40.0 million against the Term B Note principal balance in January 2007. Net cash used in financing activities in 2005 was $0.1 million.

Cash in operating accounts primarily represents cash held in domestic cash collateral accounts, lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual commitments as of December 29, 2007:

	Payments Due by Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Amended and Restated Credit Agreement:
Revolving credit facility (a)	$—	$—	$—	$—	$—	$—	$—
Term B Note (a)	1,800	1,800	1,800	1,800	98,300	—	105,500
Senior Notes (b)	—	—	—	—	—	205,000	205,000
CKJEA short term notes payable (c)	54,109	—	—	—	—	—	54,109
Minimum royalties (d)	50,866	57,433	59,529	59,279	59,364	487,957	774,428
Operating leases (d)	46,791	38,846	31,603	24,430	25,279	62,876	229,825
Interest payments (e)	27,576	27,454	27,333	27,211	23,772	10,597	143,943
Pension plan funding	8,133	5,844	5,829	5,835	5,292	35,821	66,754
Employment and severance contracts	10,435	1,490	1,502	1,157	545	268	15,397
Purchase obligations (f)	24,693	17,005	17,189	8,400	—	—	67,287
Trade letters of credit (g)	57,261	—	—	—	—	—	57,261
Capital leases	204	—	—	—	—	—	204
Liabilities for uncertain tax positions	6,000	1,000	1,000	—	—	—	8,000
Other long-term obligations	909	—	—	—	—	—	909
Total	$288,777	$150,872	$145,785	$128,112	$212,552	$802,519	$1,728,617

(a)	The revolving credit facility and the Term B Note under the Amended and Restated Credit Agreement mature on February 3, 2009 and January 31, 2013, respectively. There were no amounts outstanding under the revolving credit facility as of December 29, 2007 and, therefore, no maturity amount is included in the commitments table. See ‘‘—Capital Resources and Liquidity—Financing Arrangements—Senior Notes’’ and Note 12 of Notes to Consolidated Financial Statements.
(b)	The Senior Notes mature on June 15, 2013. See ‘‘—Capital Resources and Liquidity—Financing Arrangements—Senior Notes’’ and Note 12 of Notes to Consolidated Financial Statements.
(c)	All of the CKJEA short-term notes payable were renewed for an additional one-year term in February 2007.
(d)	See Note 15 of Notes to Consolidated Financial Statements.
(e)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at December 29, 2007. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.
(f)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. Includes, among other items, purchase obligations of approximately $63 million pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 3 and Note 15 of Notes to Consolidated Financial Statements.
(g)	Trade letters of credit represent obligations, in the ordinary course of business, for inventory purchases.

In addition to the above contractual obligations, in the ordinary course of business, the Company has open purchase orders with suppliers of approximately $230 million as of December 29, 2007.

Seasonality

The Company’s Swimwear business is seasonal; approximately 70.9% of the Swimwear Group’s net revenues were generated in the first half of Fiscal 2007. The consolidated operations of the Company are somewhat seasonal. In Fiscal 2007, approximately 49.0% of the Company’s net revenues were generated in the first half of the fiscal year. The working capital requirements of the Swimwear Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements. Sales and earnings from the Company’s other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2007 and Fiscal 2006.

	For the Three Months Ended				For the Three Months Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 29, 2007	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Net revenues	$485.9	$426.0	$475.3	$472.9	$394.1	$393.9	$419.6	$447.7
Operating income	54.6	25.7	30.5	26.2	25.8	15.8	37.3	40.1
Cash flow provided by (used in) operating activities	(23.5)	120.7	29.6	33.4	(20.1)	104.6	(10.7)	12.9

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

Deflation of Apparel Selling Prices

Management believes the apparel industry is undergoing significant changes in its manufacturing and procurement business cycles through the lifting of import restrictions on certain products, overall deflation in the selling prices of its products and department store and retailer demands for increased profitability from the wholesale apparel industry. The Company expects to meet these challenges by improving its procurement process through aggressive sourcing of product from multiple vendors and locations, improving its efficiency through upgraded systems and improved procedures and maintaining a diverse mix of products that are offered at multiple price points across virtually all channels of distribution.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of December 31, 2006. See Note 6.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting and Research Bulletin No. 51. This statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’)—a replacement of SFAS 141, Business Combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

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

The following factors, among others, including those described in this Annual Report on Form 10-K under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sales initiatives (including achieving enhanced productivity and profitability) announced in September 2007; economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or transport costs; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects, or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its strategic objectives, including gross margin, SG&A and operating profit goals, as a result of one or more of the factors described above or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies in Discussion of Critical Accounting Policies included in this Annual Report on Form 10-K, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds and pooled investment accounts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. See Note 1 and Note 7 of Notes to Consolidated Financial Statements for a discussion of the Company’s pension plan and related accounting policies. The total value of the pension plan’s investment portfolio was $138.1 million and $125.2 million at December 29, 2007 and December 30, 2006, respectively. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $13.8 million and $12.5 million for Fiscal 2007 and Fiscal 2006, respectively. The Company estimates pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.3 million in pension expense (increase/decrease in pension income) for 2008. The actual return on pension plan assets, net of pension plan expenses, for Fiscal 2007 was approximately 7.7%.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and the $107.3 million of loans outstanding at December 29, 2007 under the Term B Note pursuant to the Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of December 29, 2007. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.7 million and $0.7 million in Fiscal 2007 and 2006, respectively, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.7 million and $1.2 million for Fiscal 2007 and Fiscal 2006, respectively, on the Company’s income from continuing operations before provision for income taxes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements’’ and Note 12 of Notes to Consolidated Financial Statements.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Mexican, Central and South American and European operations, which accounted for approximately 48.3% of the Company’s total net revenues for Fiscal 2007. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $149.0 million for Fiscal 2007. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $14.9 million for Fiscal 2007.

As of December 29, 2007, the Company had foreign currency exchange contracts outstanding to purchase approximately $12.6 million for a total of approximately €8.8 million at a weighted-average exchange rate of $1.43 to €1.00. These foreign currency exchange contracts mature through June 2008 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.43 to 1.57) would have increased the unrealized loss, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts to approximately $1.2 million at December 29, 2007.

In addition, as of December 29, 2007, the Company had foreign currency exchange contracts outstanding to purchase approximately $2.9 million for a total of approximately €2.2 million at a weighted-average exchange rate of $1.35 to €1.00. These foreign currency exchange contracts mature through March 2008 and are designed to fix the number of euros required to satisfy certain dollar denominated royalty expenses incurred by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.35 to 1.49) would have increased the unrealized loss on outstanding foreign exchange contracts to approximately $0.3 million at December 29, 2007. The changes would not have had any effect on the Company’s results of operations in Fiscal 2007 because such unrealized losses are recorded in other comprehensive income until the related royalty liability is settled.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15. Exhibits, Financial Statement Schedules.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 29, 2007, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 29, 2007, and its report thereon is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the changes in internal control relating to the integration of the CKJEA Business.

As described elsewhere in this Annual Report on Form 10-K, on January 31, 2006, the Company completed the CKJEA Acquisition. As of December 30, 2006, the Company had excluded the CKJEA Business’s internal control over financial reporting in its evaluation of internal control over financial reporting in accordance with the guidance of the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in the Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. During the fourth quarter of Fiscal 2007, the Company completed the implementation of integration activities related to the CKJEA Acquisition, including the documentation and effectiveness testing of the CKJEA Business’s internal controls over financial reporting. The Company included the CKJEA Business’s internal control over financial reporting in its evaluation of internal control over financial reporting at December 29, 2007.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited the internal control over financial reporting of The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting on Page 75.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the valuation of limited partnership investments and a change in the method of accounting for uncertainty in income taxes.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2008

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Part III is incorporated by reference from Item 1. Business—Executive Officers of the Registrant and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2007 year end.

Item 11.    Executive Compensation.

The information required by this Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2007 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2007 year end.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2007 year end.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2007 year end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

PAGE
(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-2
Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5-F-6
Notes to Consolidated Financial Statements	F-7-F-60
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 10-Q filed on November 18, 2002).*
2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2002).*
2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).*##**
2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).* **
2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*
2.6	Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc. (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).* **
2.7	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*

Exhibit No.	Description of Exhibit
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*
10.1	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.2	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.3	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.4	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.5	Waiver No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on August 15, 2006).*
10.6	Amendment No. 1 to the Amended and Restated Credit Agreement, dated November 6, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on November 9, 2006).*
10.7	Amendment No. 2 to the Amended and Restated Credit Agreement, dated December 19, 2007, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. †

Exhibit No.	Description of Exhibit
10.8	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Registration Statement on Form S-1 (File No. 33-4587)).*
10.9	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.10	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.11	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.’s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.12	The Warnaco Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed April 28, 2005).*
10.13	2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.14	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.15	2006 Base Salaries of Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.16	2005 Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.17	2006 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.18	2005 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.19	2005 Bonus Awards (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.20	2004 Bonus Awards (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.22	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.23	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.24	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*

Exhibit No.	Description of Exhibit
10.25	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*
10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 19, 2007).*
10.27	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.28	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.29	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.30	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*
10.31	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.32	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*
10.33	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.34	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.35	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Jay A. Galluzzo (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.36	Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed April 8, 2005).*

Exhibit No.	Description of Exhibit
10.37	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.38	Employment Agreement, dated as of September 12, 2005 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed September 14, 2005).*
10.39	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.40	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.41	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).*#
10.42	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.43	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.44	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.45	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.46	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.47	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.48	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*

Exhibit No.	Description of Exhibit
10.49	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.50	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*##
10.51	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*##
10.52	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*##
10.53	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors’ Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.54	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed on May 24, 1994).*
10.55	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*##
10.56	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).*##
10.57	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.’s Form 10-K filed March 17, 2005) *#
10.58	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.59	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#

Exhibit No.	Description of Exhibit
10.60	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.61	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.62	Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.63	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.64	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.65	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.66	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.67	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.68	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (re: Bridge Accessories).†#
10.69	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Bridge Accessories).†#
10.70	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (re: Jean Accessories).†#
10.71	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Jean Accessories).†#

Exhibit No.	Description of Exhibit
10.72	E-Commerce Agreement, dated as of January 31, 2008, Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited, CK Jeanswear Europe S.r.l., Calvin Klein Jeanswear Company and CKJ Holdings, Inc.†#
12.1	Computation of Ratio of Earnings to Fixed Charges.†
21.1	Subsidiaries of The Warnaco Group, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.
**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.
†	Filed herewith.
#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2008.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
Name: Joseph R. Gromek Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

(Joseph R. Gromek)

/s/ LAWRENCE R. RUTKOWSKI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

(Lawrence R. Rutkowski)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the Board of Directors	February 27, 2008

(Charles R. Perrin)

/s/ DAVID A. BELL	Director	February 27, 2008

(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	February 27, 2008

(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	February 27, 2008

(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	February 27, 2008

(Sheila A. Hopkins)

/s/ NANCY A. REARDON	Director	February 27, 2008

(Nancy A. Reardon)

/s/ DONALD SEELEY	Director	February 27, 2008

(Donald Seeley)

/s/ CHERYL NIDO TURPIN	Director	February 27, 2008

(Cheryl Nido Turpin)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc and subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements the defined benefit postretirement plan assets include investments of $47.2 million and $41.8 million as of December 29, 2007 and December 30, 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based upon information provided by management of the limited partnerships.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No, 109.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation expense to conform to FASB Statement 123(r), Share Based Payment.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for its defined benefit pension and other post retirement plans to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2008

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$191,918	$166,990
Accounts receivable, less reserves of $86,703 and $87,064 as of December 29, 2007 and December 30, 2006, respectively	267,450	294,993
Assets held for sale	—	669
Inventories	332,652	407,617
Assets of discontinued operations	67,931	5,657
Prepaid expenses and other current assets	58,940	63,861
Deferred income taxes	74,271	8,413
Total current assets	993,162	948,200
Property, plant and equipment, net	111,916	122,628
Other assets:
Licenses, trademarks and other intangible assets, net	282,827	472,386
Deferred financing costs, net	9,286	11,476
Deferred income taxes	90,635	17,558
Other assets	11,729	7,576
Goodwill	106,948	101,151
Total assets	$1,606,503	$1,680,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$56,115	$108,739
Accounts payable	138,944	199,310
Accrued liabilities	151,604	123,680
Accrued pension obligations	3,723	13,893
Liabilities of discontinued operations	42,566	7,527
Accrued income taxes payable	9,978	40,194
Deferred income taxes	2,221	980
Total current liabilities	405,151	494,323
Long-term debt	310,500	332,458
Deferred income taxes	64,062	124,883
Retirement obligations	—	17,261
Other long-term liabilities	53,894	29,136
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 48,202,442 and 46,985,925 issued as of December 29, 2007 and December 30, 2006, respectively	482	470
Additional paid-in capital	587,099	555,734
Accumulated other comprehensive income	69,583	31,453
Retained earnings	220,762	142,596
Treasury stock, at cost 3,796,302 and 2,161,225 shares as of December 29, 2007 and December 30, 2006, respectively	(105,030)	(47,339)
Total stockholders’ equity	772,896	682,914
Total liabilities and stockholders’ equity	$1,606,503	$1,680,975

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net revenues	$1,860,120	$1,655,268	$1,303,161
Cost of goods sold	1,108,315	1,018,228	865,595
Gross profit	751,805	637,040	437,566
Selling, general and administrative expenses	610,516	508,129	342,900
Amortization of intangible assets	13,167	12,269	4,020
Pension expense (income)	(8,838)	(2,356)	1,160
Operating income	136,960	118,998	89,486
Other (income) loss	(7,063)	(2,934)	739
Interest expense	37,718	38,530	22,366
Interest income	(3,766)	(2,903)	(3,618)
Income from continuing operations before provision for income taxes	110,071	86,305	69,999
Provision for income taxes	27,162	20,073	25,866
Income from continuing operations	82,909	66,232	44,133
Income (loss) from discontinued operations, net of taxes	(3,802)	(15,482)	5,359
Net income	$79,107	$50,750	$49,492
Basic income per common share:
Income from continuing operations	$1.85	$1.45	$0.96
Income (loss) from discontinued operations	(0.09)	(0.34)	0.12
Net income	$1.76	$1.11	$1.08
Diluted income per common share:
Income from continuing operations	$1.78	$1.41	$0.94
Income (loss) from discontinued operations	(0.08)	(0.33)	0.11
Net income	$1.70	$1.08	$1.05
Weighted average number of shares outstanding used in computing income per common share:
Basic	44,908,028	45,719,910	45,872,308
Diluted	46,618,307	46,882,399	46,804,053
See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 1, 2005	$456	$518,591	$15,561	$42,354	$(13)	$576,949
Net income				49,492		49,492
Foreign currency translation adjustments			(11,039)			(11,039)
Other			146			146
Comprehensive income						38,599
Stock issued in connection with stock compensation plans	5	3,462				3,467
Compensation expense in connection with employee stock compensation plans		11,512				11,512
Purchase of treasury stock related to stock compensation plans					(818)	(818)
Repurchases of common stock					(222)	(222)
Balance at December 31, 2005	461	533,565	4,668	91,846	(1,053)	629,487
Net income				50,750		50,750
Foreign currency translation adjustments			29,572			29,572
Other			(437)			(437)
Comprehensive income						79,885
Adjustment to initially apply SFAS 158			(2,350)			(2,350)
Stock issued in connection with stock compensation plans	9	7,285				7,294
Compensation expense in connection with employee stock compensation plans		14,884				14,884
Purchase of treasury stock related to stock compensation plans					(2,408)	(2,408)
Repurchases of common stock					(43,878)	(43,878)
Balance at December 30, 2006	470	555,734	31,453	142,596	(47,339)	682,914
Net income				79,107		79,107
Foreign currency translation adjustments			36,533			36,533
Change in post retirement plans			1,752			1,752
Other			(155)			(155)
Comprehensive income						117,237
Adjustment to initially adopt FIN 48				(941)		(941)
Stock issued in connection with stock compensation plans	12	16,787				16,799
Compensation expense in connection with employee stock compensation plans		14,578				14,578
Purchase of treasury stock related to stock compensation plans					(2,488)	(2,488)
Repurchases of common stock					(55,203)	(55,203)
Balance at December 29, 2007	$482	$587,099	$69,583	$220,762	$(105,030)	$772,896

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cash flows from operating activities:
Net income	$79,107	$50,750	$49,492
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	3,802	15,482	(5,359)
Depreciation and amortization	65,332	47,599	30,664
Stock compensation	14,286	13,650	10,717
Amortization of deferred financing costs	2,793	2,568	2,228
Provision for trade and other bad debts	4,601	1,893	2,359
Inventory writedown	37,535	20,245	23,033
Provision (benefit) for deferred income tax	(11,202)	(6,673)	15,243
Foreign exchange loss (gain)	(9,456)	(14,195)	4,698
Other	6	1,381	792
Landlord reimbursements	—	—	966
Change in operating assets and liabilities:
Accounts receivable	9,682	(16,209)	(5,396)
Inventories	(11,525)	(57,530)	(10,946)
Prepaid expenses and other assets	(759)	(18,788)	673
Accounts payable, accrued expenses and other liabilities	(32,433)	29,566	10,030
Accrued income taxes	(11,277)	2,721	7,252
Net cash provided by operating activities from continuing operations	140,492	72,460	136,446
Net cash provided by operating activities from discontinued operations	19,931	14,287	1,620
Net cash provided by operating activities	160,423	86,747	138,066
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	2,709	6,218	6,346
Purchase of property, plant & equipment	(40,516)	(34,673)	(31,933)
Business acquisitions, net of cash acquired	(2,069)	(208,661)	(3,415)
Proceeds from the sale of businesses, net	19,519	51,352	—
Purchase of intangible asset	—	—	(4,333)
Net cash used in investing activities from continuing operations	(20,357)	(185,764)	(33,335)
Net cash used in investing activities from discontinued operations	(443)	(1,314)	(3,392)
Net cash used in investing activities	(20,800)	(187,078)	(36,727)

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	$—	$180,000	$—
Payment of debt assumed with business acquisition	—	(44,398)	—
Payment of deferred financing costs	(480)	(3,456)	(1,625)
Purchase of Senior Notes due 2013	—	(5,200)	—
Repayments of Term B Note	(61,800)	(10,900)	—
Proceeds from the exercise of employee stock options	16,149	7,294	3,005
Purchase of treasury stock	(57,691)	(46,286)	(1,040)
Increase (decrease) in short-term notes payable	(17,493)	21,021	—
Proceeds from the sale and leaseback of store fixtures	—	1,607
Other	(373)	—	(405)
Net cash provided by (used in) financing activities from continuing operations	(121,688)	99,682	(65)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(121,688)	99,682	(65)
Translation adjustments	6,993	3,438	(2,661)
Increase in cash and cash equivalents	24,928	2,789	98,613
Cash and cash equivalents at beginning of period	166,990	164,201	65,588
Cash and cash equivalents at end of period	$191,918	$166,990	$164,201

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

Nature of Operations: The Company designs, sources, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. As of December 29, 2007, the Company operated: (i) 740 Calvin Klein retail stores worldwide (consisting of 56 full price free-standing stores, 68 outlet free-standing stores, one on-line store and 615 shop-in-shop/concession stores); (ii) 76 Lejaby (considered held for sale as of December 29, 2007 and included in discontinued operations) retail stores (consisting of one free-standing stores and 75 shop-in-shop stores); and (iii) one Speedo on-line store. As of December 29, 2007, there were also 388 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’).

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period December 31, 2006 to December 29, 2007 (‘‘Fiscal 2007’’), the period January 1, 2006 to December 30, 2006 (‘‘Fiscal 2006’’), and the period January 2, 2005 to December 31, 2005 (‘‘Fiscal 2005’’) all contained fifty-two weeks of operations.

For comparative purposes, prior period amounts (excluding balance sheet items) have been reclassified to give effect to the Company’s discontinued operations. See Note 3.

All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company’s monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold: Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory), and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in selling, general and administrative (‘‘SG&A’’) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors as income statement classifications of certain expenses may vary by company.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less.

Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly.

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

Goodwill and Other Intangible Assets: Goodwill represents: (i) the amount by which the Company’s reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations, as of the Effective Date (before adjustments for reductions in valuation allowances related to deferred tax assets arising before the Effective Date); and (ii) the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 29, 2007, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers® business units), Calvin Klein Underwear, Lejaby®, Calvin Klein Jeans, Chaps® and Swimwear. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and trademarks acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10.

With the exception of a loss of $2,338 recorded in Fiscal 2007 related to the sale of the Catalina, Anne Cole and Cole of California businesses (inclusive of the associated trademarks and licenses) and a loss of $872 recorded in Fiscal 2006 related to the sale of OP (inclusive of the related trademark), the Company did not identify any impairments of goodwill or intangible assets for any period presented.

Property, Plant and Equipment: Property, plant and equipment as of December 29, 2007 and December 30, 2006 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. Property, plant and equipment in existence at February 4, 2003 were stated at fair value as determined by the Company together with the assistance of a third-party appraiser. The estimated useful lives of property, plant and equipment are summarized below:

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

Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on December 31, 2006. As a result of this adoption, the Company recognized a charge of $941 to the December 31, 2006 retained earnings balance. The Company recognizes penalties and interest related to uncertain tax positions as a component of income tax expense. See Note 6.

Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘U.S. Plan’’). The Company also sponsors defined benefit plans for certain of its foreign employees (‘‘Foreign Plans’’). The U.S. Plan represents approximately 98% of total defined benefit pension plan assets and approximately 94% of total defined benefit pension plan liabilities at December 29, 2007. The determination of the total liability attributable to benefits owed to participants covered by the U.S. Plan is determined by a third-party actuary using assumptions provided by the Company. The liabilities attributable to the Foreign Plans are determined by third-party actuaries using assumptions provided by the Company or in certain cases using assumptions determined by rules or regulations established by governing regulatory authorities.

The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the U.S. Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated ‘‘Aa’’ or higher by Moody’s Investors Service) which matches the projected benefit payments and duration of obligations for participants in the U.S. Plan. The discount rate that is developed considers the unique characteristics of the U.S. Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 6.75% for Fiscal 2007 reasonably reflects current market

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

conditions and the characteristics of the U.S. Plan. For the Foreign Plans, the discount rates (ranging from 4.5% to 5.55%) were determined by the Company based on recommendations by the Foreign Plan’s actuaries after considering the unique characteristics of the Foreign Plans and the long-term nature of the projected benefit obligations. The Company believes that the discount rates used for Fiscal 2007 reasonably reflect current market conditions and the characteristics of the Foreign Plans.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The U.S. Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by the fund’s administrators to the U.S. Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the U.S. Plan was amended and, as a result, no future benefits accrue to participants in the U.S. Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the U.S. Plan) (‘‘Accelerated Method’’) to account for its defined benefit pension plans. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.

Pursuant to the provisions of SFAS No. 87 Employer’s Accounting for Pensions the Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for each of the pension plans and service cost of the Foreign Plans, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (‘‘SFAS 158’’) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since the Company’s adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 did result in an increase in the liability for other post retirement obligations of $2,350 with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

amended or foreign rules and regulations for the Foreign Plans. The Company’s cash contribution to the U.S. Plan for Fiscal 2007 was $13,689 and is expected to be approximately $8,133 for fiscal 2008. See Note 7.

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

The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own stock price volatility since the Effective Date and other factors. The Company based its Fiscal 2007 estimate of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company’s risk-free rate of return assumption for options granted in Fiscal 2007, Fiscal 2006, and Fiscal 2005 was equal to the quoted yield for U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight line basis. Compensation expense related to restricted stock/unit grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted average risk free rate of return	4.43%	4.63%	3.85%
Dividend yield (a)	—	—	—
Expected volatility of the market price of the Company’s common stock	31.3%	27.0%	30.0%
Expected option life	6 years	6 years	6 years

(a)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 12.

A summary of stock-based compensation expense is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Stock-based compensation expense before income taxes:
Stock options	$6,854	$8,371	$6,765
Restricted stock grants	7,724	6,513	4,747
Total (a)	14,578	14,884	11,512
Income tax benefit:
Stock options	2,428	2,966	2,477
Restricted stock grants	2,737	2,307	1,738
Total	5,165	5,273	4,215
Stock-based compensation expense after income taxes:
Stock options	4,426	5,405	4,288
Restricted stock grants	4,987	4,206	3,009
Total	$9,413	$9,611	$7,297

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statement of Operations as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Included in income from continuing operations before provision for income taxes	$14,286	$13,650	$10,717
Included in loss from discontinued operations, net of income taxes	292	1,234	795
	$14,578	$14,884	$11,512

As of December 29, 2007, there was $17,665 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 26 months. Share based compensation arrangements did not affect the Company’s cash flows for any period presented. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.

Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were $100,953, $91,739, and $71,216, respectively. Cooperative advertising expenses for Fiscal 2007, Fiscal 2006, and Fiscal 2005, were $24,796, $17,857, and $16,029, respectively.

Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were $57,693, $57,446, and $41,461, respectively.

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

Financial Instruments: During Fiscal 2007 and Fiscal 2006, the Company entered into foreign currency exchange contracts which were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. In addition, during Fiscal 2007, the Company entered into foreign currency exchange contracts which are designed to fix the number of euros required to satisfy certain dollar denominated royalty expenses incurred by certain of the Company’s European subsidiaries. Changes in the fair values of foreign exchange contracts that are designated as cash flow hedges are deferred and recorded as a component of other comprehensive income until the underlying transaction being hedged is settled, at which time the deferred gains or losses are recorded in cost of goods sold. Changes in the fair values of foreign exchange contracts that are not designated as cash flow hedges are recorded immediately in SG&A expenses. Commissions and fees related to foreign currency exchange contracts are expensed as incurred.

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

Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company’s foreign operations at current rates of exchange. Assets and liabilities of the Company’s foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders’ equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income (loss)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

and are recognized in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company’s foreign operations are translated using monthly average exchange rates.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting and Research Bulletin No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’)—a replacement of SFAS 141, Business Combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

Note 2—Acquisitions

Calvin Klein Jeans Business in Europe and Asia: On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,600), consisting of cash consideration of approximately €179,500 (approximately $218,100) and assumption of indebtedness of approximately €60,000 (approximately $73,000), net of cash acquired of approximately €13,700 (total assumed debt aggregating approximately €73,700 (approximately $89,500)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8,466 in connection with the acquisition. Approximately €36,600 (approximately $44,500) of the assumed debt was repaid simultaneously with the closing leaving approximately €37,000 (approximately $45,000) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006).

The Company acquired the CKJEA Business to expand the distribution of its Calvin Klein Jeans products to Europe and Asia.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under the Amended and Restated Credit Agreement (as defined below). See Note 12 —Financing Agreements—Revolving Credit Facility; Amended and Restated Credit Agreement.

In connection with the consummation of the CKJEA Acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006, subject to the terms and conditions of each such exclusive agreement.

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the fair value of the net assets acquired and liabilities assumed (approximately $90,328) has been recorded as goodwill. The results of the CKJEA Business’ operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated balance sheet at December 30, 2006.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, are as follows:

Assets acquired:
Accounts receivable	$63,868
Inventory	53,693
Prepaid and other current assets	14,040
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	208,550
Goodwill (a)	90,328
Other assets	3,478
Total assets	448,434
Liabilities assumed:
Accounts payable, accrued liabilities and other current liabilities	57,302
Accrued income taxes payable	16,864
Third-party debt	45,023
Related party debt (b)	44,518
Deferred taxes	63,780
Other noncurrent liabilities	13,556
Total liabilities	241,043
Purchase price, net of cash acquired of $16,578 (c)	$207,391

(a)	See Note 10 for additional disclosure regarding acquired intangible assets and goodwill.
(b)	Repaid by the acquired entities simultaneously with the closing.
(c)	Includes $1,901 paid in Fiscal 2005.

The following unaudited pro forma statement of operations data gives effect to the CKJEA Acquisition as if it had occurred at the beginning of Fiscal 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of Fiscal 2006, nor is it indicative of the Company’s future results.

Fiscal 2006
(All amounts unaudited)
Net revenues	$1,688,374
Net income	54,707
Net income per share – basic	1.20
Net income per share – diluted	1.17

The above pro forma amounts reflect adjustments related to: (i) the elimination of sales by the Company to the CKJEA Business; (ii) depreciation and amortization expense (based on the allocation of the purchase price to the fair value of the assets acquired); (iii) interest expense resulting from the cash used in, and the financing obtained for, the acquisition; and (iv) income tax effect based upon an unaudited pro forma effective tax rate of 24.5%.

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

In connection with the consummation of the CKJEA Acquisition, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the ‘‘Collection License Company’’) that operates the license (the ’’Collection License’’) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008.

The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the ‘‘Transfer Agreement’’) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (’’PVH’’), the parent company of Calvin Klein, Inc. (’’CKI’’). In connection therewith, the Company paid approximately $42,000 (net of expected working capital adjustments) to or on bahalf of PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the ‘‘2008 CK Licenses’’).

The rights acquired by the Company pursuant to the 2008 CK Licenses include (i) rights to operate Calvin Klein jeans accessories retail stores in Europe, Asia and Latin America, (ii) rights to operate retail stores for Calvin Klein accessories in Europe and Latin America, (iii) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans, and (iv) e-commerce rights in Europe, Asia and Latin America for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company will sub-license and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia through December 31, 2012 (renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

During the first quarter of fiscal 2008, based on its preliminary valuation of the rights acquired on January 31, 2008, the Company expects to record between $24,000 and $26,000 of intangible assets related to the 2008 CK Licenses and expects to record a restructuring charge of between $16,000 and $18,000 related to the transfer of the Collection License Company to PVH.

Retail stores: During Fiscal 2007, the Company acquired a retail store (which acquisition included the assumption of the lease for the store location) in New York City as well as a business which operates eight retail stores in Shanghai, China for a total consideration of approximately $1,540.

Note 3—Dispositions and Discontinued Operations

Exit of Designer Swimwear Business (except for Calvin Klein swimwear): On September 18, 2007, the Company announced its intention to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), and in September 2007, pursuant to this initiative, the Company disposed of its OP women’s and junior swimwear business. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the sale of its OP business including the associated trademarks and goodwill in 2006. See

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

discussion of OP sale below. In addition, on December 28, 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses to In Mocean Group, LLC (‘‘InMocean’’) for a total consideration of approximately $25,300 (subject to adjustments for working capital) of which $20,600 was received in cash on December 28, 2007. The remaining portion relates to raw material and work-in-process acquired at December 28, 2007. Cash related to raw material and work in process at the sale date and will be collected by drawing on letters of credit as the related finished goods are shipped. Under the agreement, the Company is entitled to receive an earnout from InMocean related to future sales between July 1, 2008 and June 30, 2009 (subject to the attainment of certain thresholds). The amount of the earnout will range from zero to $3,000. In addition, through June 30, 2008, the Company will provide certain transition services to InMocean for which the Company will be reimbursed. The Company recorded a loss of $2,338 related to the sale of the Catalina, Anne Cole and Cole of California businesses. As a result of the above transactions, the Company’s OP women’s and junior, Catalina, Anne Cole and Cole of California swimwear businesses have been classified as discontinued operations as of December 29, 2007. The Company’s Nautica, Michael Kors and private label swimwear businesses will be classified as discontinued operations when the operations of these businesses have ceased which is expected to occur by June 2008.

Lejaby Sale: On September 18, 2007, the Company also disclosed that it would be exploring strategic alternatives for its Lejaby business (part of the Company’s Intimate Apparel Group). On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (‘‘Palmers’’) whereby Palmers will acquire the Lejaby business in March 2008 for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including for working capital. Pursuant to the agreement, the Company will continue to operate the Canadian portion of the Lejaby business through 2008. In addition, the Company will provide transition services to Palmers for up to 48 months, for which the Company will be reimbursed. As of December 29, 2007, the Lejaby business (with the exception of the Company’s Canadian Lejaby division) has been classified as a discontinued operation in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

OP Sale: On November 6, 2006 (the ‘‘Transaction Date’’), the Company sold its OP business (part of the Company’s Swimwear Group) including the associated trademarks and goodwill to Iconix Brand Group Inc. (‘‘Iconix’’) for a total consideration of $54,000. During Fiscal 2006, the Company recorded a loss on the sale of its OP business of $872. For a period of 90 days following the Transaction Date, the Company was obligated to provide certain transition services to Iconix. In connection with the sale, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for an initial term of three years. As discussed above, the Company disposed of the OP women’s and junior swimwear business in September 2007 and recorded a loss of $809 in Fiscal 2007 associated with the disposition of this business.

J. Lo by Jennifer Lopez® (‘‘JLO’’), Lejaby Rose, Axcelerate Activewear and Speedo retail stores: During Fiscal 2006, the Company shutdown its JLO (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group), Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the United States. In connection with the discontinuance of these businesses, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4,200 pre-tax. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Summarized operating results for the discontinued operations are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net revenues	$170,390	$198,507	$198,151
Income (loss) before provision for income taxes	(7,171)	(13,067)	8,472
Provision (benefit) for income taxes	(3,369)	2,415	3,113
Income (loss) from discontinued operations	$(3,802)	$(15,482)	$5,359

The assets and liabilities of the discontinued operations at December 29, 2007 and December 30, 2006 are presented in the consolidated balance sheets as follows:

	December 29, 2007 (a)	December 30, 2006 (b)
Accounts receivable, net	$21,487	$3,428
Inventories, net	28,167	217
Prepaid expenses and other current assets	6,217	1,831
Deferred Tax Asset – Current	524	—
Property, plant and equipment, net	3,001	181
Intangible and other assets	6,351	—
Deferred Tax Asset – Non Current	1,924	—
Other	260	—
Assets of discontinued operations	$67,931	$5,657
Accounts payable	$14,867	$3,315
Accrued liabilities	21,693	4,212
Deferred Tax Liability – Current	7	—
Deferred Tax Liability – Long Term	935	—
Other long-term liabilities	5,064	—
Liabilities of discontinued operations	$42,566	$7,527

(a)	Includes assets and liabilities related to both the businesses that were discontinued in 2007 and 2006. As of December 29, 2007, approximately 98% of assets of discontinued operations and approximately 70% of liabilities of discontinued operations related to the Company’s Lejaby business.
(b)	Includes assets and liabilities related to those businesses that were discontinued in 2006.

Note 4—Restructuring Expense

During Fiscal 2007, the Company incurred restructuring charges of $36,628 primarily related to expenses associated with management’s initiatives to increase productivity and profitability in the Swimwear Group and expenses related to the rationalization and consolidation of the Company’s European operations. During Fiscal 2006 and Fiscal 2005 the company incurred restructuring charges of $411 and $991, respectively, related primarily to expenses associated with the closure, consolidation or sale of certain facilities.

Initiatives to increase productivity and profitability in the Swimwear Group: Actions taken during Fiscal 2007 resulted in restructuring expenses of $34,090 and include the closure of the Company’s swim goggle manufacturing facility in Canada, the rationalization of its swimwear workforce in California and Mexico, the sale of the Company’s Mexican manufacturing facilities and activities related to the exit of the designer swimwear business (excluding Calvin Klein swimwear). With respect to the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local operator (the ‘‘Local Buyer’’) whereby the Company transferred its Mexican

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

manufacturing facilities to the Local Buyer. As part of the transfer, the Local Buyer agreed to assume certain liabilities associated with the facilities and the facilities’ employees. The Company recorded losses of approximately $24,000 associated with the transfer of which approximately $11,600 related to write-down of certain fixed assets and approximately $12,400 related primarily to liabilities which were assumed by the Local Buyer and which were reimbursed by the Company. In addition, the Company entered into a production agreement with the Local Buyer for certain stretch swimwear and other products (at market prices) through June 30, 2011. As of December 29, 2007, total commitments under the production agreement are expected to be approximately $63,000 through June 30, 2011 as follows:

Period January 1, 2008 through December 31, 2008	$22,200
January 1, 2009 through December 31, 2009	15,800
January 1, 2010 through December 31, 2010	16,600
January 1, 2011 through June 30, 2011	8,400

Rationalization and consolidation of the Company’s European operations: During Fiscal 2007, the Company recorded $632 primarily related to employee termination payments (related to four people) associated with a plan, initiated in the fourth quarter of Fiscal 2007, to consolidate certain sales and support functions across Europe. The Company expects to incur charges of approximately $1,100 in 2008 related to this initiative.

Closure/pending closure of retail stores: During Fiscal 2007, the Company decided to close four retail stores (three located in the United Kingdom and one located in Dallas, Texas). As of December 29, 2007, the Company had recorded charges of $1,546 related to these store closures.

Closure of Facilities: During Fiscal 2006 and Fiscal 2005, the Company recorded restructuring charges related to the closure of two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility in Thomasville, Georgia and a technical production support center in Van Nuys, California. In addition, the Company incurred severance and contract termination costs related to the shutdown, in January 2005, of two retail outlet stores in the United Kingdom.

A summary of restructuring charges is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Costs associated with the transfer of the Mexican manufacturing facilities to the Local Buyer (a)	$10,000	$—	$—
Employee termination costs and related items (b)	5,869	—	142
Impairment/write-down of property, plant and equipment (c)	14,509	411	741
Inventory write-down (d)	2,829	—	—
Lease and contract termination costs (e)	2,048	—	(130)
Legal fees and other	1,373	—	238
	$36,628	$411	$991
Cash portion of restructuring items	$19,290	$—	$261
Non-cash portion of restructuring items	$17,338	$411	$730

(a)	Relates to certain liabilities assumed by the Local Buyer of the Mexican manufacturing facilities and reimbursed by the Company.
(b)	For Fiscal 2007, relates to employees whose jobs were eliminated during Fiscal 2007 associated with the closure of a swim goggle manufacturing facility located in Canada (92 employees), the rationalization of the Company’s swimwear workforce

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

in California and Mexico (439) employees, the shutdown of a technical research operation in Rhode Island (five employees) and the rationalization and consolidation of the Company’s European operations (three employees / contract workers).
(c)	For Fiscal 2007, the amount primarily reflects the impairment of property, plant and equipment associated with the transfer of the Company’s Mexican manufacturing plants to the Local Buyer on October 1, 2007 and the closure / pending closure of four retail stores. Write-downs during Fiscal 2007 also include amounts associated with the closure of a swim goggle manufacturing facility located in Canada and the shutdown of a technical research operation in Rhode Island. For Fiscal 2006, represents a write-down to net realizable value for a facility that had been closed. For Fiscal 2005, the amount includes $640 of net losses on disposal / write-downs of assets related to facilities that had been either closed or sold.
(d)	Relates to the closure of a swim goggle manufacturing facility located in Canada during the Fiscal 2007 and write-downs associated with the Company’s decision to exit its designer swimwear business (excluding Calvin Klein swimwear).
(e)	For Fiscal 2007, amounts reflect future rental commitments, net of assumed sublease rentals, related to certain facilities in California that the Company ceased using in the fourth quarter of Fiscal 2007 (associated with the rationalization of the Company’s swimwear operations) and charges for the termination of operating leases related to certain of the retail stores that the Company decided to shutdown during Fiscal 2007. For Fiscal 2005, amount includes the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The accrual was no longer required because the Company settled the lease with the landlord earlier than anticipated.

Restructuring charges have been recorded in Accrued liabilities in the Company’s consolidated financial statements for Fiscal 2007, Fiscal 2006 and Fiscal 2005 as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cost of goods sold	$24,206	$—	$—
Selling, general and administrative expenses	12,422	411	991
	$36,628	$411	$991

Changes in liabilities related to restructuring are summarized below:

	Costs associated with the transfer of the Mexican manufacturing facilities to the Buyer	Employee Termination Costs (b)	Lease and Contract Termination Costs (c)	Legal fees and Other (b)	Total
Balance at December 30, 2006	$—	$—	$—	$—	$—
Charges for Fiscal 2007	10,000	5,869	2,048	1,373	19,290
Cash reductions for Fiscal 2007	(10,000)	(3,214)	(291)	(1,129)	(14,634)
Non-cash changes and foreign currency effects	—	39	12	11	62
Balance at December 29, 2007 (a)	$—	$2,694	$1,769	$255	$4,718

(a)	Amounts recorded in accrued liabilities on the Company’s balance sheets.
(b)	The Company expects to settle these liabilities within 12 months.
(c)	The Company expects to settle these liabilities over the next six years.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 5—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps brands. As of December 29, 2007, the Sportswear Group operated 322 Calvin Klein retail stores worldwide (consisting of 20 full price free-standing stores, 23 outlet free-standing stores and 279 shop-in-shop/concession stores). As of December 29, 2007, there were also 317 retail stores operated by third parties under retail licenses or franchise and distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Warner’s, Olga, Body Nancy Ganz/Bodyslimmers, Calvin Klein, Lejaby, and Rasurel® brand names. As of December 29, 2007, the Intimate Apparel Group operated: (i) 418 Calvin Klein retail stores worldwide (consisting of 36 full price free-standing stores, 45 outlet free-standing stores, one on-line store and 336 shop-in-shop/concession stores); and (ii) 76 Lejaby (considered held for sale as of December 29, 2007 and included in discontinued operations) retail stores (consisting of one outlet free-standing store and 75 shop-in-shop stores). As of December 29, 2007, there were also 71 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. During February 2008, the Company entered into an agreement to sell its Lejaby business including the Lejaby and Rasurel brand names and the Lejaby retail operations. See Note 3.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard®, Nautica®, Michael Kors® and Calvin Klein brand names. The Company expects to cease operations of its Nautica and Michael Kors businesses by June 2008. See Note 3. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Information by business group, excluding discontinued operations, is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total

Fiscal 2007
Net revenues	$939,147	$629,433	$291,540	$1,860,120	$—	$1,860,120
Operating income (loss)	99,182	109,219	(33,341)	175,060	(38,100)	136,960
Depreciation and amortization	29,309	13,130	19,459	61,898	3,434	65,332
Restructuring expense	118	2,142	34,089	36,349	279	36,628
Capital expenditures	17,275	16,119	2,051	35,445	6,310	41,755
Fiscal 2006
Net revenues	$791,634	$545,149	$318,485	$1,655,268	$—	$1,655,268
Operating income (loss)	60,141	79,315	17,287	156,743	(37,745)	118,998
Depreciation and amortization	21,745	9,355	10,533	41,633	5,966	47,599
Restructuring expense	—	—	—	—	411	411
Capital expenditures	6,502	6,858	1,736	15,096	15,095	30,191
Fiscal 2005
Net revenues	$514,239	$482,905	$306,017	$1,303,161	$—	$1,303,161
Operating income (loss)	49,821	50,025	25,508	125,354	(35,868)	89,486
Depreciation and amortization	6,318	5,868	4,558	16,744	13,920	30,664
Restructuring expense	177	353	—	530	461	991
Capital expenditures	4,323	9,124	3,059	16,506	20,175	36,681
Balance Sheet
Total Assets:
December 29, 2007	$758,311	$359,508	$166,862	$1,284,681	$321,822	$1,606,503
December 30, 2006	772,154	403,500	310,206	1,485,860	195,115	1,680,975
Property, Plant and Equipment:
December 29, 2007	$24,187	$26,112	$4,613	$54,912	$57,004	$111,916
December 30, 2006	16,453	18,918	13,700	49,071	73,557	122,628
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes (which charges are not allocated to the segments).

The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Unallocated corporate expenses	$34,387	$31,368	$21,487
Restructuring expense	279	411	461
Depreciation and amortization of corporate assets	3,434	5,966	13,920
Corporate/other expenses	$38,100	$37,745	$35,868

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes for Fiscal 2007, Fiscal 2006, and Fiscal 2005, is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Operating income by operating group	$175,060	$156,743	$125,354
Corporate/other items	(38,100)	(37,745)	(35,868)
Operating income	136,960	118,998	89,486
Other (income) loss	(7,063)	(2,934)	739
Interest expense	37,718	38,530	22,366
Interest income	(3,766)	(2,903)	(3,618)
Income from continuing operations before provision for income taxes	$110,071	$86,305	$69,999

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2007%		Fiscal 2006%		Fiscal 2005%
Net revenues:
United States	$961,716	51.7%	$973,042	58.8%	$976,588	74.9%
Europe	471,706	25.4%	329,950	19.9%	151,224	11.6%
Asia	249,680	13.4%	191,756	11.6%	36,573	2.8%
Canada	106,199	5.7%	95,085	5.7%	87,996	6.8%
Mexico, Central and South America	70,819	3.8%	65,435	4.0%	50,780	3.9%
	$1,860,120	100.0%	$1,655,268	100.0%	$1,303,161	100.0%

	December 29, 2007		December 30, 2006
Property, plant and equipment, net:
United States	$63,282	56.5%	$78,310	63.9%
All other	48,634	43.5%	44,318	36.1%
	$111,916	100.0%	$122,628	100.0%

Information about Major Customers: For Fiscal 2007 and Fiscal 2006, no customer accounted for more than 10% of the Company’s net revenue. For Fiscal 2005, one customer, Federated Department Stores, accounted for 12.3% of the Company’s net revenues.

Note 6—Income Taxes

The following presents the domestic and foreign components of income from continuing operations before income taxes and discontinued operations:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Income from continuing operations before
provision (benefit) for income taxes:
Domestic	$(19,024)	$3,031	$19,847
Foreign	129,095	83,274	50,152
Total	$110,071	$86,305	$69,999

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Current:
Federal	$(2,163)	$552	$340
State and local	4,738	177	(16)
Foreign	35,789	26,017	10,299
Total current tax provision	$38,364	$26,746	$10,623
Deferred:
Federal	$4,568	$2,002	$7,829
State and local	495	519	1,647
Foreign	(9,064)	(7,268)	6,214
Valuation allowance decrease	(7,201)	(1,926)	(447)
Total deferred tax provision (benefit)	(11,202)	(6,673)	15,243
Provision for income taxes	$27,162	$20,073	$25,866

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Income from continuing operations before provision for income taxes	$110,071	$86,305	$69,999
Income tax expense computed at U.S. statutory rate	$38,524	$30,207	$24,499
State income taxes, net of federal benefit	3,403	451	1,056
Foreign taxes less than the U.S. statutory rate	(18,423)	(11,320)	(2,097)
Foreign income taxed in the U.S.	5,607	1,029	1,162
Non-deductible expenses related to foreign operations	3,500	—	—
Other, net	1,752	1,632	1,693
Decrease in valuation allowance	(7,201)	(1,926)	(447)
Provision for income taxes	$27,162	$20,073	$25,866

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of deferred tax assets and liabilities as of December 29, 2007 and December 30, 2006 were as follows:

	December 29, 2007	December 30, 2006
Deferred tax assets:
Inventory	$13,765	$15,582
Pension and post-retirement benefits	2,360	11,129
Advertising credits	13,628	13,509
Reserves and accruals	51,483	46,950
Net operating losses	73,622	97,358
Other	21,870	12,070
	176,728	196,598
Valuation allowance	(11,850)	(150,762)
Subtotal	164,878	45,836
Gross deferred tax liabilities:
Depreciation and amortization	66,255	144,874
Other	—	854
Subtotal	66,255	145,728
Deferred tax asset (liability) – net	$98,623	$(99,892)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Realization of Deferred Tax Assets

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all available positive and negative evidence to determine the size of the valuation allowance that must be established for its deferred tax assets. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the fourth quarter of Fiscal 2007, the Company determined that it is more likely than not that it will realize a benefit from its domestic federal and certain state deferred tax assets based on the criteria described above.

Domestically, the valuation allowance was approximately $6,000 and $141,000 as of December 29, 2007 and December 30, 2006, respectively. The $135,000 reduction during the year was primarily the result of a release of approximately $114,000 which reduced intangible assets, approximately $6,000 which was recorded as an income tax benefit in the Consolidated Statement of Operations and a reduction of approximately $15,000 which was recorded upon the filing of the Company’s 2006 tax return. Up to approximately $3,000 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies as of December 29, 2007. The remainder of the valuation allowance will be applied to reduce intangible assets until exhausted and thereafter be reported as a direct addition to paid-in capital. The reduction in the book value of intangible assets, associated with the release of valuation allowances discussed above, resulted in an increase in the Company’s net deferred tax assets related to intangible assets, which in-turn resulted in an additional $74,500 reduction of intangible assets in the quarter ended December 29, 2007.

Internationally, the valuation allowance was approximately $6,000 and $10,000 as of December 29, 2007 and December 30, 2006, respectively. Approximately, $2,000 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies as of December 29, 2007. The remainder of the valuation allowance will be applied to reduce goodwill or intangible assets until exhausted and thereafter be reported as a direct addition to paid-in-capital or a benefit in the Consolidated Statement of Operations.

Attribute Reduction and Limitations

The Company realized cancellation of debt (‘‘COD’’) income in connection with its bankruptcy proceedings in 2003. Under U.S. tax law, a company that realized COD income while in bankruptcy is entitled to exclude such income from its U.S. Federal taxable income. A company that excludes COD income is then required to reduce certain tax attributes in an amount equal to the excluded COD income. There are two alternative interpretations on how the attribute reduction rule should be applied to reduce tax attributes of a U.S. affiliated group of companies. Under one approach, the attribute reduction would be applied on a consolidated return basis and eliminate all of the Company’s U.S. consolidated net operating loss (‘‘NOL’’) carryovers generated prior to Fiscal 2004 and reduce certain of its other U.S. tax attributes. Alternatively, the attribute reduction would be applied on a separate company basis and reduce the attributes of each respective entity based on the COD income excluded in that entity. The Company has applied the attribute reduction rules on a separate company basis which resulted in the retention of U.S. net operating loss carryforwards of approximately $246,000 upon the Company’s emergence from bankruptcy on the Effective Date.

The use of the NOL carryforwards are also subject to an annual limitation under Section 382 of the Internal Revenue Code. Under this provision the Company can use its NOL carryforwards to

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

reduce U.S. taxable income, if any, by approximately $23,400 per year. Any portion of the annual limitation not utilized in any given year may be carried forward and increase the annual limitation in the subsequent year.

There can be no assurance that the Company’s position with respect to the separate company attribute reduction approach discussed above will be sustained upon audit by the Internal Revenue Service. Additionally, certain losses and expenses generated during the five-year period after the Effective Date may be subject to the Section 382 limitation. Any tax benefit from the utilization of consolidated U.S. net operating losses attributable to periods before emergence from bankruptcy will first reduce goodwill and then intangible assets when realized and thereafter be reported as a direct addition to paid-in capital.

At December 29, 2007, the Company had U.S. NOL carryforwards of approximately $339,000 (including approximately $193,000 described above that is subject to Section 382) expiring in periods beginning in 2009 through 2027. These NOL carryforwards are also subject to the Section 382 limitation in many state jurisdictions. The Company had state NOL carryforwards of approximately $157,000 expiring in periods beginning in 2008 through 2027. The Company had foreign NOL carryforwards of approximately $49,000 of which $3,000 expire between the years 2008 and 2016 and $46,000 have an indefinite life.

At December 29, 2007, the Company had foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company also had state tax credit carryforwards of $1,278 of which $936 expire in 2008 through 2011 and $342 have an indefinite life.

Permanent Reinvestment of Foreign Earnings

As of December 29, 2007, the total amount of undistributed earnings of foreign subsidiaries was approximately $279,000. The Company’s intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no domestic deferred income tax provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.

FIN 48—Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48 which clarifies how companies should recognize and measure income tax benefits associated with uncertain tax positions taken or expected to be taken in their tax returns. It states that a company cannot recognize a tax benefit unless it concludes that it is ‘‘more likely than not’’ that the benefit will be sustained on audit based on the technical merits of the tax position. The tax benefit may be further reduced based on certain audit settlement and litigation considerations. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Adoption of FIN 48—The Company adopted the provisions of FIN 48 as of December 31, 2006 (the first day of the 2007 fiscal-year). At that time the Company recognized the cumulative-effect adjustment of decreasing unrecognized tax benefits by $500 and reducing retained earnings and intangible assets by approximately $1,000 and $1,500 respectively. Additionally, the Company’s deferred tax assets and related valuation allowance was reduced by approximately $41,000. As of December 31, 2006, the Company had unrecognized tax benefits of approximately $65,000, of which $7,000 will reduce the effective income tax rate when recognized. It also reclassified approximately $17,000 from current tax liabilities to non-current tax liabilities. Unrecognized tax benefits were not reduced during Fiscal 2007 due to the expiration of statutes of limitations and the resolution of tax examinations.

Tax Years Subject to Examination—The Company and its subsidiaries’ income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.

Classification of Interest and Penalties—The Company recognizes penalties and interest related to uncertain tax positions in income tax expense. The accrued interest and penalties included in income tax expense for Fiscal 2007 and Fiscal 2006 were approximately $1,500 and $500, respectively.

Tabular Reconciliation of Unrecognized Tax Benefit—The following is a tabular reconciliation of the total amount of unrecognized tax benefits from the beginning of Fiscal 2007 to the end of Fiscal 2007.

Balance at December 31, 2006	$72,564
Increases:
Tax Positions Taken – Current Year
Federal	3,500
State & Local	888
Foreign	913
Tax Positions Taken – Prior Year
Federal	—
State & Local	4,477
Foreign	2,297
Decreases:
Tax Positions Taken – Current Year	—
Tax Positions Taken – Prior Year	(1,632)
Settlement with Tax Authorities	(1,302)
Lapse of Statute of Limitations	—
Balance at December 29, 2007	$81,705

Unrecognized Benefits Impacting Effective Tax Rate—The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is estimated to be approximately $27,000.

Anticipated Changes within Twelve Months—The Company expects that its uncertain tax positions will change over the next twelve months. The anticipated changes relate to the settlement of state tax positions relating to the interpretation of state nexus statutes. It also expects to settle certain transfer pricing matters in one of its significant foreign taxing jurisdictions. It is reasonably possible that the gross decrease in the Company’s uncertain tax balance will be between $5,000 and $8,000.

Dutch Tax Ruling

In August 2006, the Company obtained a favorable Advance Pricing Agreement (‘‘Dutch Ruling’’) from the taxation authority in the Netherlands. The Dutch Ruling provides an ‘‘arms-length’’ price for administrative services and distribution services provided by the Company. The tax ruling is retroactive to the beginning of 2006 and provided a financial statement benefit of approximately $12,000 for Fiscal 2007 and $6,000 for Fiscal 2006.

Note 7—Employee Retirement Plans

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

The Company adopted SFAS 158 in Fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheet the funded status of a benefit plan. For each of the pension plans, this is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Postretirement Plans (primarily retiree health care plans), this is equal to the accumulated benefit obligation since these plans are unfunded.

Effective January 1, 2003, the U.S. Plan was amended such that participants in the U.S. Plan will not earn any additional pension benefits after December 31, 2002. The accumulated benefit obligation for the U.S. Plan was equal to the projected benefit obligation at December 31, 2005 due to the curtailment of plan benefits at December 31, 2002.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On October 5, 2003 (the beginning of the fourth quarter of Fiscal 2003), the Company changed its method of accounting for its defined benefit plans to a method that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. For the Postretirement Plans, the Company was required to recognize to accumulated other comprehensive income an unrecognized net actuarial loss of $2,350.

SFAS 158 was adopted on October 1, 2006 and the effect on the Company’s consolidated balance sheet was as follows:

	Pension Plans	Postretirement Plans
Other long-term liabilities	$—	$2,350
Total liabilities	$—	$2,350
Accumulated other comprehensive income	$—	$(2,350)
Total stockholders’ equity	$—	$(2,350)

The following tables include the Company’s U.S. Plan and Lejaby Plan (collectively the ‘‘Pension Plans’’) for Fiscal 2007 and Fiscal 2006, which represent approximately 98% of total defined benefit pension plan assets and approximately 98% of total defined benefit pension plan liabilities. The UK Plan was not considered to be material for any period presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of the balance of plan benefit obligations follows:

	Pension Plans		Postretirement Plans
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Change in projected benefit obligations:
Benefit obligation at beginning of period	$156,400	$158,298	$7,626	$7,245
Service cost	95	87	166	201
Interest cost	9,218	9,010	408	433
Actuarial (gain) loss (a)	(8,465)	(959)	(2,804)	360
Benefits paid	(10,690)	(10,514)	(628)	(613)
Translation adjustments	539	478	—	—
Benefit obligation at end of period	$147,097	$156,400	$4,768	$7,626

(a)	The Pension Plans’ actuarial gain in Fiscal 2007 is due primarily to the gain related to the change in the discount rate ($11,800), partially offset by other actuarial losses ($3,500) during Fiscal 2007. The Pension Plans’ actuarial gain in Fiscal 2006 is due primarily to the gain related to the change in the discount rate ($2,600), partially offset by other actuarial losses ($1,500) during Fiscal 2006. The Postretirement Plans’ actuarial gain in Fiscal 2007 is primarily related to a plan amendment ($1,800), the change in the discount rate ($500) and other actuarial gains ($500).

A reconciliation of the change in the fair value of plan assets is as follows:

	Pension Plans		Postretirement Plans
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Fair value of plan assets at beginning of period	$125,246	$112,028	$—	$—
Actual return on plan assets	9,677	10,590	—	—
Employer’s contributions	13,915	13,142	628	613
Benefits paid	(10,691)	(10,514)	(628)	(613)
Fair value of plan assets at end of period	$138,147	$125,246	$—	$—
Unfunded status	$(8,950)	$(31,154)	$(4,768)	$(7,626)
Unrecognized net actuarial loss (gain)	—	—	(372)	2,545
Net amount recognized / Retirement obligations (a)	$(8,950)	$(31,154)	$(5,140)	$(5,081)

(a)	The net amount recognized for the Pension Plans as of December 29, 2007 is included in the Company’s consolidated statement of position as follows: $3,723 in Accrued pension obligation and $5,227 in Liabilities of discontinued operations (which amount relates to the Company’s Lejaby business which was classified as a discontinued operation for reporting purposes—See Note 3).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of net periodic (benefit) cost are as follows:

	Pension Plans			Postretirement Plans
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service cost	$95	$87	$—	$166	$201	$302
Interest cost	9,218	9,010	8,658	409	433	394
Expected return on plan assets	(10,184)	(9,069)	(7,576)	—	—	—
(Gain) loss on plan assets in excess of expected return	507	(1,521)	725	—	—	—
Net actuarial (gain) loss (a)	(8,465)	(735)	(647)	—	165	154
Amortization of loss	—	—	—	112
Net (benefit) cost (b)	$(8,829)	$(2,228)	$1,160	$687	$799	$850

(a)	The Pension Plans’ net actuarial gain in Fiscal 2007 is primarily related to the change in the discount rate ($11,800), partially offset by other actuarial losses ($4,000, including a $500 loss on plan assets). The Pension Plans’ net actuarial gain in Fiscal 2006 is primarily related to the change in the discount rate, partially offset by other actuarial losses in Fiscal 2006.
(b)	The Pension Plans’ net (benefit) cost is recorded in the statement of operations as follows: Fiscal 2007 – ($9,025) in continuing operations and $196 in discontinued operations; Fiscal 2006 – ($2,820) in continuing operations and $592 in discontinued operations; and Fiscal 2005 – $1,160 in continuing operations. The Pension Plans’ net benefit (income) cost does not include costs related to certain foreign defined benefit plans of $187 and $464 in Fiscal 2007 and Fiscal 2006, respectively.

The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as a component of net benefit (income) cost in fiscal 2008:

	Pension Plans	Postretirement Plans
Initial net asset (obligation)	$—	$—
Prior service cost	—	166
Net loss	—	(77)
Total estimated amortization from Accumulated
Other Comprehensive Income for fiscal 2008	$—	$89

The U.S. Plan’s weighted average asset allocations are as follows (the Lejaby Plan is unfunded):

	Targeted Asset Allocation	December 29, 2007	December 30, 2006
Asset Category:
Equity securities	40%	41%	42%
Debt securities	20%	17%	15%
Real estate	5%	6%	7%
Other	35%	36%	36%
Total	100%	100%	100%

The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall U.S. Plan assets at December 29, 2007. The Company’s goal is to provide for steady growth in the U.S. Plan’s assets, exceeding the Company’s expected return on plan assets of 8%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company’s

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

Investments are stated at fair value based upon quoted market prices, if available. Amounts for securities that have no quoted market price represent estimated fair value. The U.S. Plan’s investments in limited partnerships (approximately $47,292 at December 29, 2007 and $41,820 at December 30, 2006) are valued based on estimated fair value by the management of the limited partnerships as reported to the Trustee in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a ‘‘fund of funds’’ approach resulting in diversified multistrategy, multimanager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The U.S. Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements.

The Company expects to contribute approximately $8,133 to the U.S. Plan in fiscal 2008. The amount of cash contributions the Company is required to make to the U.S. Plan could increase or decrease depending on the performance of the U.S. Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.

Future benefit payments are expected to be:

	Pension Plans	Postretirement Plans
2008	$10,831	$460
2009	10,884	430
2010	10,750	400
2011	11,052	390
2012	11,293	360
2013-2017	59,063	1,550

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Postretirement Plans and U.S. Plan	Lejaby Plan	Postretirement Plans and U.S. Plan	Lejaby Plan
Discount rate used for determining projected benefit obligation	6.75%	4.5% – 5.5%	6.00%	4.50%	5.85%
Discount rate used for determining net benefit (income) cost	6.00%	4.50%	5.85%	4.50%	5.50%
Long-term rate of return on plan assets	8.00%	N/A	8.00%	N/A	7.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	2.50%	N/A	2.00%	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	N/A	N/A	2.00%	N/A

The Company’s discount rate used for determining projected benefit obligation for both the U.S. Plan and Postretirement Plans was 6.75% for Fiscal 2007, 6.0% for Fiscal 2006, and 5.85% for Fiscal 2005. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated ‘‘Aa’’ or higher by Moody’s Investor Services) corporate bond yields and the duration of obligations for participants in the U.S. Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company utilizes the expertise of third-party actuarial consultants to assist in determining the discount rate. The Company believes that a 2007 discount rate of 6.75% for the U.S. Plan and 4.5% to 5.5% for the Lejaby Plan properly reflect the characteristics of the Company’s plans, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to U.S. Plan assets and reflects the Company’s expectation of the long-term rate of return on the U.S. Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company’s estimated long-term rate of return on U.S. Plan assets (used to determine estimated pension expense for interim periods) is based upon the actual net returns realized by the U.S. Plan’s assets for the last three years (approximately 8.0% net of U.S. Plan expenses) and the return expected to be earned in the future based upon the historical rates of return earned by the S&P 500 Index (65%) and the Lehman Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of U.S. Plan assets. The weighted index rate of return has been approximately 8.3% net of estimated U.S. Plan expenses since the inception of the U.S. Plan’s current investment strategy. The rate of compensation increase is not applicable for the U.S. Plan because U.S. Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is its fiscal year-end.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	December 29, 2007	December 30, 2006

Health care cost trend rate assumed next year:
Pre-65	8.5%	10.0%
Post-65	9.0%	11.0%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year trend rate reaches the ultimate rate	2012	2012

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$88	$(70)
Effect on health care component of the accumulated post-retirement benefit obligation	$428	$(358)

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $11.250 (including $4.500 of maximum profit sharing contribution), $11.000 (including $4.400 of maximum profit sharing contribution), and $5.040 for 2007, 2006, and 2005, respectively. Employees fully vest in the Company contribution once they have attained four years. Company contributions to the defined contribution plan, in the aggregate, were $4,069 (including $1,943 of profit sharing contribution for Fiscal 2006 made in Fiscal 2007), $4,148 (including $1,920 of profit sharing contribution for Fiscal 2005 made in Fiscal 2006), and $1,667 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

On April 25, 2005, the Company adopted a deferred compensation plan (the ‘‘Deferred Compensation Plan’’) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a ‘‘rabbi’’ trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of December 29, 2007 and December 30, 2006, the Company had a liability with respect to the Deferred Compensation Plan of $1,379 and $745, respectively, for employee contributions and investment activity to date, which is recorded in other long-term liabilities.

On January 31, 2007, the Company adopted a non-employee directors deferred compensation plan (the ‘‘Directors Deferred Compensation Plan’’) for the benefit of non-employee directors. The Directors Deferred Compensation Plan allows participating directors to make pre-tax deferrals of their annual retainer and committee meeting fees, whether payable in the form of cash or unrestricted shares of the Company’s common stock. A bookkeeping account is established for each participant

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating non-employee director. As of December 29, 2007, the Company had a liability with respect to the Directors Deferred Compensation Plan of $242 for director contributions and investment activity to date, which is recorded in other long-term liabilities.

Note 8—Inventories

	December 29, 2007	December 30, 2006
Finished goods	$260,478	$308,043
Work in process / in transit	57,074	63,965
Raw materials	15,100	35,609
	$332,652	$407,617

As of December 29, 2007, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $12,552 for a total of approximately €8,765 at a weighted average exchange rate of $1.43 to €1.00. The foreign currency exchange contracts mature through June 2008 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded approximately $847 in losses related to these contracts for Fiscal 2007. As of December 30, 2006, the Company was not party to any outstanding foreign currency exchange contracts.

F-38

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 9—Property, Plant and Equipment

	December 29, 2007	December 30, 2006
Land and land improvements	$491	$734
Building, building improvements and leasehold improvements	48,697	47,023
Furniture and fixtures	56,535	54,989
Machinery and equipment	24,971	25,759
Computer hardware and software	96,206	94,784
Construction in progress	8,892	1,260
	$235,792	$224,549
Less: Accumulated depreciation and amortization	(123,876)	(101,921)
Property, plant and equipment, net	$111,916	$122,628

Depreciation and amortization expense related to property, plant and equipment was $52,165, $35,330, and $26,644 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

Note 10—Intangible Assets and Goodwill

The following tables set forth intangible assets at December 29, 2007 and December 30, 2006 and the activity in the intangible asset accounts during Fiscal 2007 and Fiscal 2006:

	December 29, 2007			December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$271,634	$29,525	$242,109	$314,810	$18,824	$295,986
Sales order backlog	—	—	—	1,600	1,600	—
Other	16,912	4,469	12,443	15,007	2,003	13,004
	288,546	33,994	254,552	331,417	22,427	308,990
Indefinite lived intangible assets:
Trademarks	19,366	—	19,366	120,153	—	120,153
Licenses in perpetuity	8,909	—	8,909	43,243	—	43,243
	28,275	—	28,275	163,396	—	163,396
Intangible Assets	$316,821	$33,994	$282,827	$494,813	$22,427	$472,386

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Sales Order Backlog	Other	Total
Balance at December 31, 2005	154,397	45,500	102,276	—	—	302,173
Acquisition of CKJEA Business (a)	—	—	193,150	1,600	13,800	208,550
Disposition of Ocean Pacific (b)	(30,000)	—	(4,071)	—	—	(34,071)
Amortization expense	—	—	(8,666)	(1,600)	(2,003)	(12,269)
Recognition of deferred tax assets (c)	(6,006)	(2,257)	(2,728)	—	—	(10,991)
Translation adjustments	1,762	—	16,025		1,207	18,994
Balance at December 30, 2006	120,153	43,243	295,986	—	13,004	472,386
Amortization expense	—	—	(10,701)	—	(2,466)	(13,167)
Disposition of Catalina and Anne Cole (d)	(5,703)	(2,946)	—	—	—	(8,649)
Acquisition of Shanghai stores	—	—	—	—	500	500
Transfer of Lejaby to discontinued operations (e)	(17,699)	—	—	—	—	(17,699)
Recognition of deferred tax assets (f)	(77,385)	(31,388)	(69,322)	—	—	(178,095)
Translation adjustments	—	—	26,146	—	1,405	27,551
Balance at December 29, 2007	$19,366	$8,909	$242,109	$—	$12,443	$282,827

(a)	On January 31, 2006, the Company completed the CKJEA Acquisition (see Note 2). The total amount assigned (based on the Company’s allocation of the purchase price) to intangible assets subject to amortization is summarized below. The Company notes that no amounts were assigned to intangible assets not subject to amortization and none of the intangible assets are expected to have a residual value:

	Assigned Value as of Date of Acquisition	Weighted Average Useful Life
Licenses acquired for a term	$193,150	40 years
Sales order backlog	1,600	4 months
Favorable leases, customer lists and other	13,800	9 years
	$208,550
(b)	On November 6, 2006, the Company completed the sale of the trademarks and goodwill of its OP businesses. See Note 32.
(c)	During Fiscal 2006 reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets related to NOL carryovers in existence as of the Effective Date) of $10,991 were ratably applied against non-current intangible assets in existence as of the Effective Date. See Note 6 for additional disclosure regarding deferred tax assets and reductions in valuation allowances.
(d)	On December 28, 2007, the Company sold its Catalina and Anne Cole businesses. See Note 3.
(e)	As of December 29, 2007, the Company’s Lejaby business was classified as a discontinued operation. See Note 3.
(f)	During Fiscal 2007 reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets related to NOL carryovers in existence as of the Effective Date) of $188,557 were ratably applied against non-current intangible assets in existence as of the Effective Date as follows: $178,095 to intangibles of continuing operations, $10,401 to intangibles of discontinued operations and $61 to intangible that were sold during Fiscal 2007. See Note 6 for additional disclosure regarding deferred tax assets and reductions in valuation allowances.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following table summarizes the Company’s weighted average amortization period related to each class of finite-lived intangible asset:

Weighted Average Amortization Period
Finite lived intangible assets:
Licenses for a term (Company as licensee)	40 years
Other	9 years

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2008	$7,287
2009	7,121
2010	7,112
2011	6,439
2012	6,112

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2007 and Fiscal 2006:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Goodwill balance at December 31, 2005	$4,100	$5,709	$20,234	$30,043
Adjustment:
CKJEA Acquisition (a)	93,025	—	—	93,025
Sale of OP trademarks (b)	—	—	(17,801)	(17,801)
Income taxes (c)	(2,557)	(5,387)	(1,768)	(9,712)
Translation adjustments	5,121	37	—	5,158
Other (d)	461	—	(23)	438
Goodwill balance at December 30, 2006	100,150	359	642	101,151
Adjustment:
Income taxes (e)	(760)	—	—	(760)
Translation adjustments	8,312	41	—	8,353
Other (f)	(1,796)			(1,796)
Goodwill balance at December 29, 2007	$105,906	$400	$642	$106,948

(a)	Relates to the CKJEA Acquisition (see Note 2). The $93,025 of goodwill was originally assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.
(b)	Relates to goodwill associated with the Ocean Pacific business which was sold on November 6, 2006. See Note 2.
(c)	Relates primarily to adjustments to deferred taxes resulting from the realization, during the year, of certain deferred tax assets that existed as of the Effective Date.
(d)	Reflects, among other items, amounts for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based primarily on the cost of inventory sourced by the acquired entity from the date of acquisition through February 26, 2006. The total purchase price for the acquisition was approximately $2,000. Effective June 16, 2006, the Company acquired an additional component of the abovementioned business for approximately $1,000.
(e)	Reflects adjustments for deferred taxes primarily related to the establishment of NOL’s in existence as of the date of acquisition of the CKJEA business.
(f)	Primarily related to the reduction of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 11—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 29, 2007 and December 30, 2006 are summarized below:

	December 29, 2007	December 30, 2006
Foreign currency translation adjustments (a)	$70,610	$34,077
Actuarial gains (losses), net related to post retirement medical plans	(793)	(2,545)
Other	(234)	(79)
Total accumulated other comprehensive income	$69,583	$31,453

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

The Company’s previously issued consolidated financial statements for Fiscal 2006 included the effect of adopting SFAS No. 158 as a component of Other Comprehensive Income for Fiscal 2006. The effect of adopting SFAS 158 should have been classified as a separate component of Accumulated Other Comprehensive Income, not as a component of Other Comprehensive Income within the Company’s Consolidated Statement of Stockholders’ Equity for Fiscal 2006. The cumulative effect of adopting SFAS 158 was $2,350. Other Comprehensive Income for Fiscal 2006 should have been reported as $79,885, not $77,535 as reported previously. The Company has corrected its presentation of Other Comprehensive Income for Fiscal 2006 in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The correction of Other Comprehensive Income for Fiscal 2006 has no effect on Accumulated Other Comprehensive Income, Stockholders’ Equity, Total Assets or Net Income for any period previously reported.

Note 12—Debt

Debt was as follows:

	December 29, 2007	December 30, 2006
Short-term debt
CKJEA notes payable	$54,109	$66,461
Current portion of Term B Note due 2012	1,800	41,800
Other	206	478
	56,115	108,739

Long-term debt
8 7/8% Senior Notes due 2013	205,000	205,000
Term B Note due 2012	105,500	127,300
Other	—	158
	310,500	332,458
Total Debt	$366,615	$441,197

As of December 29, 2007 total maturities of long-term debt are as follows: $1,800 in 2009, $1,800 in 2010, $1,800 in 2011, $100,100 in 2012 and $205,000 thereafter.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50,000. The 2003 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.94% at December 29, 2007). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 29, 2007, the fair value of the 2003 Swap Agreement was a gain of $128. As of December 30, 2006, the fair value of the 2003 Swap Agreement was a loss of $1,622.

On November 5, 2004, the Company entered into a second interest rate swap agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25,000. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

variable rate of interest based upon six months LIBOR plus 4.34% (9.17% at December 29, 2007). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement as a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 29, 2007, the fair value of the 2004 Swap Agreement was a loss of $148. As of December 30, 2006, the fair value of the 2004 Swap Agreement was a loss of $1,091.

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.93% and 9.12% as of December 29, 2007 and December 30, 2006, respectively.

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized gains (losses) of the Company’s outstanding swap agreements:

	December 29, 2007	December 30, 2006
Unrealized loss:
2003 Swap Agreement	$128	$(1,622)
2004 Swap Agreement	(148)	(1,091)
Net unrealized loss	$(20)	$(2,713)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 29, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.77%. The Term B Note matures on December 31, 2012. As of December 29, 2007, principal payments due under the Term B Note were: (i) quarterly installments of $450 through March 31, 2012; (ii) $42,300 on each of June 30, 2012 and September 30, 2012; and (iii) $15,050 on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. The $225,000 revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225,000 to

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$375,000. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% (7.50% at December 29, 2007) or at LIBOR plus 1.25% (approximately 5.98% at December 29, 2007), in each case, on a per annum basis. Prior to the April 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006) or at LIBOR plus 1.5% (approximately 6.86% at December 30, 2006), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of December 29, 2007, under the Amended and Restated Credit Agreement, the Company had $107,300 outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of December 29, 2007, the Company had $217,816 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $200,384 (based upon the applicable borrowing base calculations) plus $74,693 of cash collateral, less outstanding letters of credit of $57,261.

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

During December 2007, the Company entered into an amendment to its Amended and Restated Credit Agreement to, among other things, permit the sale of the Company’s Catalina, Anne Cole and Cole of California businesses and designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement. With the proceeds from the sale of the Company’s Catalina, Anne Cole and Cole of California businesses (see Note 2), the Company paid $20,000 against the Term B Note on December 28, 2007.

CKJEA Assumed Debt

In connection with the CKJEA Acquisition in January 2006, the Company assumed certain debt of approximately $89,541. Simultaneously with the closing of the acquisition, the Company repaid approximately $44,518 of the outstanding debt. Debt of $54,109 and $66,461 at December 29, 2007 and December 30, 2006, respectively, consisted of short-term revolving credit facilities with a number of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of December 29, 2007 and December 30, 2006, the weighted average interest rate for the assumed debt outstanding was approximately 4.88% and 4.42%, respectively. All of the CKJEA Business’ short-term notes have been renewed for additional terms of no more than 12 months.

Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company’s foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each other’s obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 29, 2007, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility.

Debt Covenants

The Company is not aware of any non-compliance with the covenants of its Amended and Restated Credit Agreement, its Senior Notes or its Foreign Revolving Credit Facility as of December 29, 2007 and December 30, 2006.

Interest

The Company anticipates that interest payments, based on current rates, related to long-term debt are as follows: $27,576 in 2008; $27,454 in 2009; $27,333 in 2010; $27,211 in 2011; $23,772 in 2012 and $10,597 thereafter.

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

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this authorized program will be made over a period of four years from the date the program was approved. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. As of December 29, 2007, the Company had cumulatively purchased 566,869 shares of common stock in the open market at a total cost of approximately $22,047 (an average cost of $38.89 per share) under the 2007 Share Repurchase Program.

In July 2005, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2005 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. As of December 29, 2007, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $77,256 (an average cost of $25.75 per share) under the 2005 Share Repurchase Program. During Fiscal 2007, the Company purchased 978,915 shares of common stock in the open market at a total cost of approximately $33,156 (an average cost of $33.87 per share) under the 2005 Share Repurchase Program. As of December 30, 2006, the Company had cumulatively purchased 2,021,085 shares of common stock in the open market at a total cost of approximately $44,100 (an average cost of $21.82 per share) under the 2005 Share Repurchase Program. During Fiscal 2006, the Company purchased 2,011,934 shares of common stock in the open market at a total cost of approximately $43,900 (an average cost of $21.81 per share) under the 2005 Share Repurchase Program. During Fiscal 2005, the Company purchased 9,151 shares of its common stock in the open market at a total cost of approximately $222 ($24.25 per share) under the 2005 Share Repurchase Program.

Repurchased shares are held in treasury pending use for general corporate purposes.

2005 Stock Incentive Plan

The Warnaco Group, Inc. 2005 Stock Incentive Plan (the ‘‘2005 Stock Incentive Plan’’) permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 750,000. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

reserved 3,000,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date. At December 29, 2007, under the 2005 Stock Incentive Plan, there were approximately 330,000 shares available for future grants of stock options and approximately 118,300 shares available for future grants of either stock options or restricted stock awards.

2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘2003 Stock Incentive Plan’’) and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to ¼ of the award, six months after the grant date and, with respect to an additional ¼ of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At December 29, 2007, under the 2003 Stock Incentive Plan, there were approximately 56,000 shares available for future grants of either stock options or restricted stock awards.

A summary of stock option award activity under the Company’s stock incentive plans as of December 29, 2007 and changes during Fiscal 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 30, 2006	4,162,328	$18.01
Granted	305,100	26.45
Exercised	(922,314)	17.51
Forfeited / Expired	(175,766)	22.40
Outstanding as of December 29, 2007 (a)	3,369,348	$18.76
Options exercisable as of December 29, 2007	2,312,425	$16.32

(a)	586,865 options are expected to vest in fiscal 2008.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A summary of the activity for unvested restricted share/unit awards as of December 29, 2007 and changes during Fiscal 2007 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of December 30, 2006	616,367	$22.44
Granted	581,491	27.66
Vested	(273,403)	21.69
Forfeited	(91,163)	24.89
Unvested as of December 29, 2007	833,292	$26.06

The following table summarizes information about options outstanding at December 29, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at December 29, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at December 29, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$9.55 – $15.12	818,500	5.3	$9.79	$20,225	818,500	5.3	$9.79	$20,225
$15.13 – $20.68	946,755	6.3	18.29	15,346	922,155	6.3	18.27	14,969
$20.69 – $26.25	1,308,093	7.8	22.79	15,322	571,770	7.7	22.54	6,841
$26.26 – $31.81	291,600	9.2	27.12	2,153	—	—	—	—
$31.82 – $37.38	4,400	9.9	37.38	—	—	—	—	—
	3,369,348	6.9	$18.76	$53,046	2,312,425	6.3	$16.32	$42,035

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2007, Fiscal 2006 and Fiscal 2005 are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted-average grant date fair value of options granted	$10.78	$8.52	$8.24
Intrinsic value of options exercised	14.23	10.85	12.21
Total fair value of restricted shares/units vested	28.13	22.38	24.71

The following represents the reconciliation of the number of shares of common stock and treasury stock issued and outstanding as of December 29, 2007:

	December 29, 2007	December 30, 2006
Common Stock:
Balance at beginning of year	46,985,925	46,146,869
Shares issued to directors	20,800	27,658
Shares issued upon exercise of stock options	922,314	502,877
Shares issued upon vesting of restricted stock grants	273,403	308,521
Balance at end of year	48,202,442	46,985,925
Treasury Stock:
Balance at beginning of year	2,161,225	42,498
Purchases of Common Stock (a)	1,635,077	2,118,727
Balance at end of year	3,796,302	2,161,225

(a)	Represents 1,545,784 and 2,011,934 shares for Fiscal 2007 and Fiscal 2006, respectively, purchased under the Company’s share repurchase program and 89,293 and 106,793 shares for Fiscal 2007 and Fiscal 2006, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 14—Income per Common Share

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$82,909	$66,232	$44,133
Basic:
Weighted average number of shares outstanding used in computing income per common share	44,908,028	45,719,910	45,872,308
Income per common share from continuing operations	$1.85	$1.45	$0.96
Diluted:
Weighted average number of shares outstanding	44,908,028	45,719,910	45,872,308
Effect of dilutive securities:
Employee stock options	1,250,616	833,412	694,971
Unvested employees’ restricted stock	459,663	329,077	236,774
Weighted average number of shares and share equivalents outstanding	46,618,307	46,882,399	46,804,053
Income per common share from continuing operations	$1.78	$1.41	$0.94
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding (a)	4,400	1,673,095	84,600

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 15—Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2025. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of December 29, 2007:

	Rental payments
Year	Real Estate	Equipment
2008	$40,542	$6,249
2009	34,835	4,010
2010	29,685	1,918
2011	24,255	175
2012	25,274	5
2013 and thereafter	62,876	—

Rent expense included in the consolidated statements of operations for Fiscal 2007, Fiscal 2006, and Fiscal 2005 was $53,779, $42,417, and $26,738, respectively.

The Company had capital lease obligations of $206 and $636 as of December 29, 2007 and December 30, 2006, respectively.

Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of December 29, 2007:

Year	Minimum Royalty (a)
2008	$50,866
2009	57,433
2010	59,529
2011	59,279
2012	59,364
2013 and thereafter	487,957

(a)	Includes all minimum royalty obligations. Some of the Company’s license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company’s license agreements also require the Company to pay a specified percentage of net revenue (ranging from 1-3%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $10,435, $1,490, $1,502, $1,157, $545 and $268 in fiscal 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements.

As of December 29, 2007, the Company had purchase obligations of $24,693, $17,005, $17,189 and $8,400 for fiscal 2008, 2009, 2010 and 2011, respectively. Amounts due include, among other items, purchase obligations of approximately $63,000 pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 3. In addition, amounts relate to payments for software maintenance fees, software licensing fees and advertising.

In addition, as of December 29, 2007, the Company was party to the following outstanding foreign currency exchange contracts:

i)	Contracts to purchase approximately $12,552 for a total of approximately €8,765 at a weighted average exchange rate of $1.43 to €1.00. See Note 8.

ii)	Contracts to purchase approximately $2,895 for a total of approximately €2,147 at a weighted average exchange rate of $1.35 to €1.00. These foreign currency exchange contracts mature through March 2008 and are designed to fix the number of euros required to satisfy certain dollar denominated royalty expenses incurred by certain of the Company’s European subsidiaries.

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

Short-term CKJEA Revolving Credit Facilities: The carrying amount of the short-term CKJEA revolving credit facilities is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.

Senior Notes: The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes.

Term B Note: The Term B Note matures on January 31, 2013 and bears interest at a weighted average interest rate of 6.77% at December 29, 2007. The carrying amount of the Term B Note approximates fair value, as the notes bear interest at variable rates which fluctuate with market rates.

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

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	December 29, 2007		December 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$267,450	$267,450	$294,993	$294,993
Note receivable	—	—	1,531	1,531
Pension Plan assets (a)	138,147	138,147	125,246	125,246
Accounts payable	138,944	138,944	199,310	199,310
Short-Term CKJEA revolving credit facilities	54,109	54,109	66,461	66,461
Senior Notes	204,980	207,819	202,287	217,813
Interest rate swaps – net loss	20	20	2,713	2,713
Term B Notes	107,300	107,300	169,100	169,100
Pension Plan liabilities (a)	147,097	147,097	156,400	156,400
Letters of credit	—	58,956	—	139,292
Open foreign currency exchange contracts – assets (liabilities)	(592)	(592)	—	—

(a)	Pension Plan assets are not owned by the Company, they are owned by the Pension Plans. These Pension Plan assets are netted against the outstanding Pension Plan liabilities in the Company’s Consolidated Balance Sheet. See Note 7.

Note 17—Cash Flow Information

The following table sets forth supplemental cash flow information for Fiscal 2007, Fiscal 2006, and Fiscal 2005:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cash paid (received) during the year for:
Interest expense	$33,810	$32,052	$21,718
Interest income	(2,910)	(1,477)	(3,676)
Income taxes, net of refunds received	49,641	29,257	439
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	4,990	3,751	8,783

Note 18—Legal Matters

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

In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company’s related investigation. Thereafter, the SEC staff initiated an informal inquiry, and on February 22, 2008, informed the Company that in September 2007 the SEC had issued a formal order of investigation, with respect to these matters. The Company is cooperating fully with the SEC.

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

Note 19—Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of December 29, 2007, and December 30, 2006 and for Fiscal 2007, Fiscal 2006, and Fiscal 2005 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries. See Note 12.

	December 29, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$76,174	$197	$115,547	$—	$191,918
Accounts receivable, net	—	—	90,721	176,729	—	267,450
Inventories	—	69,578	109,318	153,756	—	332,652
Prepaid expenses and other current assets	—	76,689	10,576	113,877	—	201,142
Total current assets	—	222,441	210,812	559,909	—	993,162
Property, plant and equipment, net	—	56,639	6,644	48,633	—	111,916
Investment in subsidiaries	1,044,573	551,617	—	—	(1,596,190)	—
Other assets	—	20,640	125,482	355,303	—	501,425
Total assets	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$74,987	$54,171	$275,993	$—	$405,151
Total current liabilities	—	74,987	54,171	275,993	—	405,151
Intercompany accounts	271,677	(41,887)	(356,915)	127,125	—	—
Long-term debt	—	310,500	—	—	—	310,500
Other long-term liabilities	—	28,457	2,427	87,072	—	117,956
Stockholders’ equity	772,896	479,280	643,255	473,655	(1,596,190)	772,896
Total liabilities and stockholders’ equity	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	December 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,255	$104	$98,631	$—	$166,990
Accounts receivable, net	—	—	141,800	153,193	—	294,993
Inventories	—	79,181	165,827	162,609	—	407,617
Prepaid expenses and other current assets	—	9,427	11,832	57,341	—	78,600
Total current assets	—	156,863	319,563	471,774	—	948,200
Property, plant and equipment, net	—	43,049	35,261	44,318	—	122,628
Investment in subsidiaries	928,277	551,617	—	—	(1,479,894)	—
Other assets	—	26,551	237,571	346,025	—	610,147
Total assets	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$154,147	$55,202	$284,974	$—	$494,323
Total current liabilities	—	154,147	55,202	284,974	—	494,323
Intercompany accounts	245,363	(269,459)	(135,204)	159,300	—	—
Long-term debt	—	332,300	—	158	—	332,458
Other long-term liabilities	—	89,683	1,594	80,003	—	171,280
Stockholders’ equity	682,914	471,409	670,803	337,682	(1,479,894)	682,914
Total liabilities and stockholders’ equity	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975

	Fiscal 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$456,039	$494,340	$909,741	$—	$1,860,120
Cost of goods sold	—	322,889	358,091	427,335	—	1,108,315
Gross profit	—	133,150	136,249	482,406	—	751,805
SG&A expenses (including amortization of intangible assets)	—	119,569	165,291	338,823	—	623,683
Pension income	—	(9,024)	—	186	—	(8,838)
Restructuring expense (income)	—	—	—	—	—	—
Operating income (loss)	—	22,605	(29,042)	143,397	—	136,960
Equity in income of subsidiaries	(79,107)	—	—	—	79,107	—
Intercompany	—	(11,777)	(5,827)	17,604	—	—
Other (income) loss	—	(95)	(6)	(6,962)	—	(7,063)
Interest (income) expense, net	—	29,933	(8)	4,027	—	33,952
Income (loss) from continuing operations before provision for income taxes	79,107	4,544	(23,201)	128,728	(79,107)	110,071
Provision (benefit) for income taxes	—	1,122	(5,726)	31,766	—	27,162
Income (loss) from continuing operations	79,107	3,422	(17,475)	96,962	(79,107)	82,909
Income (loss) from discontinued operations, net of income taxes	—	(79)	(10,075)	6,352	—	(3,802)
Net income (loss)	$79,107	$3,343	$(27,550)	$103,314	$(79,107)	$79,107

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$451,084	$520,711	$683,473	$—	$1,655,268
Cost of goods sold	—	335,316	343,305	339,607	—	1,018,228
Gross profit	—	115,768	177,406	343,866	—	637,040
SG&A expenses (including amortization of intangible assets & rest	—	132,639	142,257	245,502	—	520,398
Pension expense (income)	—	(2,820)	—	464	—	(2,356)
Restructuring expense (income)	—	—	—	—	—	—
Operating income (loss)	—	(14,051)	35,149	97,900	—	118,998
Equity in income of subsidiaries	(50,750)	—	—	—	50,750	—
Intercompany	—	(1,825)	(16,206)	18,031	—	—
Other (income) loss	—	(81)	(1,161)	(1,692)	—	(2,934)
Interest (income) expense, net	—	120,132	(87,320)	2,815	—	35,627
Income (loss) from continuing operations before provision for income taxes	50,750	(132,277)	139,836	78,746	(50,750)	86,305
Provision (benefit) for income taxes	—	(32,466)	33,933	18,606	—	20,073
Income (loss) from continuing operations	50,750	(99,811)	105,903	60,140	(50,750)	66,232
Income (loss) from discontinued operations, net of income taxes	—	(2,325)	(20,155)	6,998	—	(15,482)
Net income (loss)	$50,750	$(102,136)	$85,748	$67,138	$(50,750)	$50,750

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$450,871	$533,001	$319,289	$—	$1,303,161
Cost of goods sold	—	336,956	360,648	167,991	—	865,595
Gross profit	—	113,915	172,353	151,298	—	437,566
SG&A expenses (including amortization of intangible assets & rest	—	138,608	119,208	89,104	—	346,920
Pension expense (income)	—	1,160	—	—	—	1,160
Restructuring expense (income)	—	—	—	—	—	—
Operating income (loss)	—	(25,853)	53,145	62,194	—	89,486
Equity in income of subsidiaries	(49,492)	—	—	—	49,492	—
Intercompany	—	1,223	(14,979)	13,756	—	—
Other (income) loss	—	(1,093)	1,087	745	—	739
Interest (income) expense, net	—	58,553	(41,579)	1,774	—	18,748
Income (loss) from continuing operations before provision for income taxes	49,492	(84,536)	108,616	45,919	(49,492)	69,999
Provision (benefit) for income taxes	—	(31,413)	40,331	16,948	—	25,866
Income (loss) from continuing operations	49,492	(53,123)	68,285	28,971	(49,492)	44,133
Income (loss) from discontinued operations, net of income taxes	—	(3,313)	1,790	6,882	—	5,359
Net income (loss)	$49,492	$(56,436)	$70,075	$35,853	$(49,492)	$49,492

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$41,542	$55,439	$(10,713)	$54,224	$—	$140,492
Net cash provided by (used) in operating activities from discontinued operations	—	3,834	14,696	1,401	—	19,931
Net cash provided by (used in) operating activities	41,542	59,273	3,983	55,625	—	160,423
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	2,318	—	391	—	2,709
Purchase of property, plant and equipment	—	(11,319)	(2,862)	(26,335)	—	(40,516)
Business acquisitions, net of cash acquired	—	(677)	—	(1,392)	—	(2,069)
Proceeds from the sale of businesses, net	—	20,547	(1,028)	—	—	19,519
Net cash provided by (used in) investing activities from continuing operations	—	10,869	(3,890)	(27,336)	—	(20,357)
Net cash used in investing activities from discontinued operations	—	—	—	(443)	—	(443)
Net cash provided by (used in) investing activities	—	10,869	(3,890)	(27,779)	—	(20,800)
Cash flows from financing activities:
Debt issued with business acquisition	—	—	—	—	—	—
Payment of debt assumed on business acquisition	—	—	—	—	—	—
Payment of deferred financing costs	—	(480)	—	—	—	(480)
Payment of Senior Notes due 2013	—	—	—	—	—	—
Repayments of Term B Note	—	(61,800)	—	—	—	(61,800)
Proceeds from the exercise of employee stock options	16,149	—	—	—	—	16,149
Purchase of treasury stock	(57,691)	—	—	—	—	(57,691)
Increase in short term CKJEA notes payable	—	—	—	(17,493)	—	(17,493)
Proceeds from the sale and leaseback of store fixtures	—	—	—	—	—	—
Other	—	57	—	(430)	—	(373)
Net cash provided by (used in) financing activities	(41,542)	(62,223)	—	(17,923)	—	(121,688)
Translation adjustments	—	—	—	6,993	—	6,993
Increase (decrease) in cash and cash equivalents	—	7,919	93	16,916	—	24,928
Cash and cash equivalents at beginning of period	—	68,255	104	98,631	—	166,990
Cash and cash equivalents at end of period	$—	$76,174	$197	$115,547	$—	$191,918

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$38,992	$23,499	$(59,853)	$69,822	$—	$72,460
Net cash provided by (used) in operating activities from discontinued operations		(1,485)	10,144	5,628	—	14,287
Net cash provided by (used in) operating activities	38,992	22,014	(49,709)	75,450	—	86,747
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5,947	—	271	—	6,218
Purchase of property, plant and equipment	—	(18,869)	(1,688)	(14,116)	—	(34,673)
Business acquisitions, net of cash acquired	—	(208,658)	(3)	—	—	(208,661)
Proceeds from the sale of Ocean Pacific	—	—	51,352	—	—	51,352
Net cash provided by (used) in investing activities from continuing operations	—	(221,580)	49,661	(13,845)	—	(185,764)
Net cash used in investing activities from discontinued operations	—	—	(429)	(885)	—	(1,314)
Net cash provided by (used in) investing activities	—	(221,580)	49,232	(14,730)	—	(187,078)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,398)	—	(44,398)
Payment of deferred financing costs	—	(3,456)	—	—	—	(3,456)
Payment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Repayments of debt issued with business acquisition	—	(10,900)	—	—	—	(10,900)
Proceeds from the exercise of employee stock options	7,294	—	—	—	—	7,294
Purchase of treasury stock	(46,286)	—	—	—	—	(46,286)
Increase in short term notes payable	—	—	—	21,021	—	21,021
Proceeds from the sale and leaseback of store fixtures	—	1,607	—	—	—	1,607
Net cash provided by (used in) financing activities	(38,992)	162,051	—	(23,377)	—	99,682
Translation adjustments	—	—	—	3,438	—	3,438
Increase (decrease) in cash and cash equivalents	—	(37,515)	(477)	40,781	—	2,789
Cash and cash equivalents at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents at end of period	$—	$68,255	$104	$98,631	$—	$166,990

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,965)	$75,927	$15,292	$47,192	$—	$136,446
Net cash provided by (used) in operating activities from discontinued operations	—	1,690	(3,894)	3,824	—	1,620
Net cash provided by (used in) operating activities	(1,965)	77,617	11,398	51,016	—	138,066
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6,299	—	47	—	6,346
Purchase of property, plant and equipment	—	(20,584)	(4,424)	(6,925)	—	(31,933)
Business acquisitions	—	(1,236)	—	(278)	—	(1,514)
Preacquisition costs	—	—	—	(1,901)	—	(1,901)
Purchase of intangible asset	—	—	(4,333)	—	—	(4,333)
Net cash used in investing activities from continuing operations	—	(15,521)	(8,757)	(9,057)	—	(33,335)
Net cash provided by investing activities from discontinued operations	—	(95)	(2,182)	(1,115)	—	(3,392)
Net cash used in investing activities	—	(15,616)	(10,939)	(10,172)	—	(36,727)
Cash flows from financing activities:
Repayment of capital lease obligations	—	—	—	(405)	—	(405)
Payment of deferred financing costs	—	(386)	—	(1,239)	—	(1,625)
Proceeds from issuance of stock, net	3,005	—	—	—	—	3,005
Purchase of treasury stock	(1,040)	—	—	—	—	(1,040)
Net cash provided by (used in) financing activities	1,965	(386)	—	(1,644)	—	(65)
Translation adjustments	—	—	—	(2,661)	—	(2,661)
Increase in cash and cash equivalents	—	61,615	459	36,539	—	98,613
Cash and cash equivalents at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents at end of period	$—	$105,770	$581	$57,850	$—	$164,201

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 20—Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of Fiscal 2007 and Fiscal 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2007 and Fiscal 2006. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$485,864	$426,013	$475,288	$472,955
Gross profit	202,724	170,823	191,864	186,394
Income from continuing operations	30,620	18,875	11,186	22,228
Income (loss) from discontinued operations, net of taxes	7,355	(5,098)	(6,773)	714
Net income	37,975	13,777	4,413	22,942
Basic income per common share:
Income from continuing operations	$0.68	$0.42	$0.25	$0.50
Loss from discontinued operations	0.16	(0.11)	(0.15)	0.01
Net income	$0.84	$0.31	$0.10	$0.51
Diluted income per common share:
Income from continuing operations	$0.66	$0.41	$0.24	$0.48
Loss from discontinued operations	0.16	(0.11)	(0.14)	0.01
Net income	$0.82	$0.30	$0.10	$0.49

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$394,135	$393,882	$419,637	$447,614
Gross profit	149,378	144,632	169,507	173,524
Income from continuing operations	10,150	3,863	25,790	26,429
Income (loss) from discontinued operations, net of tax	3,732	(440)	(11,230)	(7,544)
Net income	13,882	3,423	14,560	18,885
Basic income per common share:
Income from continuing operations	$0.22	$0.08	$0.57	$0.59
Loss from discontinued operations	0.08	(0.01)	(0.25)	(0.17)
Net income	$0.30	$0.07	$0.32	$0.42
Diluted income per common share:
Income from continuing operations	$0.22	$0.08	$0.56	$0.57
Loss from discontinued operations	0.08	(0.01)	(0.25)	(0.16)
Net income	$0.30	$0.07	$0.31	$0.41

SCHEDULE II

THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)	Other Additions / Reclassification		Deductions		Balance at End of Period
Fiscal 2005
Receivable allowances	$54,943	$169,731	$—		$(173,257	)(2)	$51,417
Tax valuation allowance	$165,835	$90	$(5,960	)(3)	$—		$159,965
Fiscal 2006
Receivable allowances	$51,417	$203,979	$(492)		$(167,840	)(2)	$87,064
Tax valuation allowance	$159,965	$2,238	$(7,868	)(3)	$(3,573)		$150,762
Fiscal 2007
Receivable allowances	$87,064	$181,551	$(1,458	)(4)	$(180,454	)(2)	$86,703
Tax valuation allowance	$150,762	$1,146	$(131,711	)(3)	$(8,347)		$11,850

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.
(2)	Credits issued and amounts written-off, net of recoveries.
(3)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to:
(a) basis differences resulting from the filing of the Company’s U.S. corporate income tax return, (b) finalized assessments of the Company’s foreign tax returns by local taxing authorities and (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy.
(4)	Amounts include reserve balances for discontinued operations.

A-1