Form 10-Q
period 2008-04-05
WARNACO GROUP INC /DE/
filed 2008-05-13
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                            Accelerated filer
        Non-accelerated filer                                               Smaller reporting company

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 2, 2008 is as follows: 45,508,456.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2008

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	April 5, 2008	December 29, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$138,002	$191,918	$105,250
Accounts receivable, net of reserves of $85,680, $86,703 and $81,378 as of April 5, 2008, December 29, 2007 and March 31, 2007, respectively	357,602	267,450	362,417
Inventories	320,998	332,652	380,918
Assets of discontinued operations	7,819	67,931	11,041
Prepaid expenses and other current assets (including deferred income taxes of $77,237, $74,271, and $8,801 as of April 5, 2008, December 29, 2007, and March 31, 2007, respectively)	183,065	133,211	61,944
Total current assets	1,007,486	993,162	921,570
Property, plant and equipment, net	113,491	111,916	119,377
Other assets:
Licenses, trademarks and other intangible assets, net	324,794	282,827	473,424
Goodwill	114,302	106,948	100,368
Other assets (including deferred income taxes of $72,202, $90,635, and $16,669 as of April 5, 2008, December 29, 2007, and March 31, 2007, respectively)	104,624	111,650	30,231
Total assets	$1,664,697	$1,606,503	$1,644,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$96,316	$56,115	$73,595
Accounts payable	144,604	138,944	158,587
Accrued liabilities	163,856	155,327	132,304
Liabilities of discontinued operations	16,785	42,566	5,456
Accrued income taxes payable (including deferred income taxes of $2,272, $2,221 and $980 as of April 5, 2008, December 29, 2007, and March 31, 2007, respectively)	23,813	12,199	19,313
Total current liabilities	445,374	405,151	389,255
Long-term debt	267,464	310,500	331,919
Other long-term liabilities (including deferred income taxes of $69,361, $64,062, and $127,272 as of April 5, 2008, December 29, 2007, and March 31, 2007, respectively)	123,065	117,956	193,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 14)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 48,967,223, 48,202,442 and 47,652,134 issued as of April 5, 2008, December 29, 2007 and March 31, 2007, respectively	490	482	477
Additional paid-in capital	600,374	587,099	567,033
Accumulated other comprehensive income	98,532	69,583	32,720
Retained earnings	238,471	220,762	179,631
Treasury stock, at cost 3,906,365, 3,796,302 and 2,232,955 shares as of April 5, 2008, December 29, 2007 and March 31, 2007, respectively	(109,073)	(105,030)	(49,203)
Total stockholders’ equity	828,794	772,896	730,658
Total liabilities and stockholders’ equity	$1,664,697	$1,606,503	$1,644,970

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended
	April 5, 2008	March 31, 2007
Net revenues	$574,935	$485,864
Cost of goods sold	319,616	283,141
Gross profit	255,319	202,723
Selling, general and administrative expenses	197,299	144,868
Amortization of intangible assets	2,474	3,434
Pension income	(291)	(184)
Operating income	55,837	54,605
Other loss (income)	5,461	(602)
Interest expense	9,390	9,312
Interest income	(933)	(283)
Income from continuing operations before provision for income taxes and minority interest	41,919	46,178
Provision for income taxes	34,717	15,559
Income from continuing operations before minority interest	7,202	30,619
Minority interest	(211)	—
Income from continuing operations	6,991	30,619
Income from discontinued operations, net of taxes	10,718	7,356
Net income	$17,709	$37,975
Basic income per common share:
Income from continuing operations	$0.16	$0.68
Income from discontinued operations	0.24	0.16
Net income	$0.40	$0.84
Diluted income per common share:
Income from continuing operations	$0.15	$0.66
Income from discontinued operations	0.23	0.16
Net income	$0.38	$0.82
Weighted average number of shares outstanding used in computing income per common share:
Basic	44,593,337	44,977,257
Diluted	46,194,824	46,270,365

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	April 5, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$17,709	$37,975
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange gain	(1,855)	(3,618)
Income from discontinued operations	(10,718)	(7,356)
Depreciation and amortization	11,256	12,316
Stock compensation	3,665	3,967
Provision for trade and other bad debts	2,399	1,566
Inventory writedown	6,065	9,417
Loss on repurchase of Senior Notes	3,160	—
Other	1,126	665
Changes in operating assets and liabilities:
Accounts receivable	(80,907)	(46,161)
Inventories	12,184	4,727
Prepaid expenses and other assets	(30,573)	4,032
Accounts payable, accrued expenses and other liabilities	—	(35,501)
Accrued income taxes	27,650	2,785
Net cash used in operating activities from continuing operations	(38,839)	(15,186)
Net cash used in operating activities from discontinued operations	(4,536)	(8,302)
Net cash used in operating activities	(43,375)	(23,488)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	148	1,531
Purchases of property, plant & equipment	(11,156)	(7,682)
Proceeds from the sale of businesses, net	34,653	—
Business acquisitions, net of cash acquired	(143)	(1,337)
Purchase of intangible assets	(30,423)	—
Other	—	(202)
Net cash used in investing activities from continuing operations	(6,921)	(7,690)
Net cash used in investing activities from discontinued operations	—	(177)
Net cash used in investing activities	(6,921)	(7,867)
Cash flows from financing activities:
Repayments of Term B Note	(900)	(40,450)
Borrowings under revolving credit facility	47,638	25,000
Repurchase of Senior Notes due 2013	(46,185)	—
Increase (decrease) in short-term notes payable	(12,523)	(20,631)
Proceeds from the exercise of employee stock options	9,313	7,296
Purchase of treasury stock	(4,043)	(1,864)
Other	(17)	(47)
Net cash used in financing activities from continuing operations	(6,717)	(30,696)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(6,717)	(30,696)
Translation adjustments	3,097	311
Decrease in cash and cash equivalents	(53,916)	(61,740)
Cash and cash equivalents at beginning of period	191,918	166,990
Cash and cash equivalents at end of period	$138,002	$105,250

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1 — Organization

The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the ‘‘Effective Date’’).

Note 2 — Basis of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the annual period ended December 29, 2007 (‘‘Fiscal 2007’’).

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

All inter-company accounts and transactions have been eliminated in consolidation.

Periods Covered:    The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. The period December 30, 2007 to January 3, 2009 (‘‘Fiscal 2008’’) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (‘‘Fiscal 2007’’) contained 52 weeks of operations. Additionally the period from December 30, 2007 to April 5, 2008 (the ‘‘Three Months Ended April 5, 2008’’), and the period from December 31, 2006 to March 31, 2007 (the ‘‘Three Months Ended March 31, 2007’’) contained fourteen and thirteen weeks of operations, respectively.

Reclassifications:    Prior period items on the Company’s Consolidated Condensed Statement of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock-Based Compensation:    No stock options were granted during the Three Months Ended April 5, 2008. The fair value of stock options granted during the Three Months Ended March 31, 2007 was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended March 31, 2007
Weighted average risk free rate of return(a)	4.43%
Dividend yield(b)	—
Expected volatility of the market price of the Company’s common stock	31.3%
Expected option life	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.
(b)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Stock-based compensation expense before income taxes:
Stock options	$1,271	$1,895
Restricted stock grants	2,701	2,115
Total(a)	3,972	4,010
Income tax benefit:
Stock options	450	671
Restricted stock grants	957	749
Total	1,407	1,420
Stock-based compensation expense after income taxes:
Stock options	821	1,224
Restricted stock grants	1,744	1,366
Total	$2,565	$2,590

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Included in income from continuing operations	$3,665	$3,967
Included in income from discontinued operations	307	43
	$3,972	$4,010

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Foreign Currency Exchange Contracts:    During the Three Months Ended April 5, 2008, the Company entered into foreign currency exchange contracts which were designed to fix the number of euros required to satisfy 70% of dollar denominated purchases of inventory that certain of the Company’s European subsidiaries expect to make approximately six months from the date such contracts are entered into. Prior to January 2008, the Company’s policy was to enter into foreign currency exchange contracts designed to fix the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. The foreign currency exchange contracts entered into during the Three Months Ended April 5, 2008 were not designated as cash flow hedges. See Note 10.

Recent Accounting Pronouncements:    The Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements (‘‘SFAS 157’’) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company’s adoption of this standard during the Three Months Ended April 5, 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (‘‘SFAS 159’’) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (‘‘SFAS 161’’). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk – related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 3 — Acquisitions

2008 CK Licenses:    In connection with the consummation of the January 31, 2006 acquisition of 100% of the shares of the companies (‘‘the CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the ‘‘Collection License Company’’) that operates the license (the ‘‘Collection License’’) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008. The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the ‘‘Transfer Agreement’’) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (‘‘PVH’’), the parent company of Calvin Klein, Inc. (‘‘CKI’’). In connection therewith, the Company paid approximately $42,000 (net of expected working capital adjustments) to, or on behalf of, PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the ‘‘2008 CK Licenses’’). In addition, the Company also incurred professional fees of approximately $1,000 in connection with this transaction.

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

During the Three Months Ended April 5, 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and recorded a restructuring charge (included in selling, general and administrative expenses) of $18,535 related to the transfer of the Collection License Company to PVH.

Retail Stores in China:    Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2,647.

Note 4 — Discontinued Operations

Swimwear brands (except for Calvin Klein):    During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Anne Cole, Catalina and Cole of California business units have been classified as discontinued operations as of April 5, 2008 and December 29, 2007 and for the Three Months Ended April 5, 2008 and Three Months Ended March 31, 2007. Pursuant to the agreement related to the sale of the Anne Cole, Catalina and Cole of California businesses, the Company is obligated to provide transition services to the buyer through June 30, 2008. In addition, the selling price is subject to working capital adjustments. During the Three Months Ended April 5, 2008, the Company recorded charges of approximately $2,800 primarily related to working capital adjustments and transition services associated with the disposition of these brands. The

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Company’s Nautica, Michael Kors and private label swimwear businesses will be classified as discontinued operations when those businesses have ceased operation, which is expected to occur by the end of June of 2008.

Lejaby Sale:    During Fiscal 2007, the Company began exploring strategic alternatives for its Lejaby business including the potential sale of this business. On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (‘‘Palmers’’) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including for working capital. In addition, the Company entered into a transition services agreement (the ‘‘TSA’’) with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers (primarily related to information technology, operational and logistical, accounting and finance, real estate and human resources and payroll services) for which the Company will be reimbursed. Pursuant to the TSA the Company will continue to operate the Canadian portion of the Lejaby business through the term of the TSA. As a result, the Lejaby business (with the exception of the Company’s Canadian Lejaby division) has been classified as a discontinued operation as of April 5, 2008 and December 29, 2007 and for the Three Months Ended April 5, 2008 and Three Months Ended March 31, 2007. During March 2008, the Company recorded a gain (as part of ‘‘Income from discontinued operations, net of taxes’’) of $11,142 related to the sale of Lejaby. In addition, during the Three Months Ended April 5, 2008, the Company repatriated, in the form of a dividend to the United States, the net proceeds received in connection with the Lejaby sale. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of $19,546 which was recorded as part of ‘‘Provision for income taxes’’ in the Company’s consolidated condensed statement of operations.

Summarized operating results for the discontinued operations are as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Net revenues	$29,007	$70,120
Income before provision for income taxes	$11,516	$8,458
Provision for income taxes	798	1,102
Income from discontinued operations	$10,718	$7,356

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	April 5, 2008	December 29, 2007	March 31, 2007
Accounts receivable, net	$5,070	$21,487	$8,650
Inventories	178	28,167	1,645
Prepaid expenses and other current assets	2,533	6,217	588
Deferred Tax Asset – Current	—	524	—
Property, plant and equipment, net	36	3,001	158
Licenses, trademarks and other intangible assets, net	2	6,351	—
Deferred Tax Asset – Non Current	—	1,924	—
Other assets	—	260	—
Assets of discontinued operations	$7,819	$67,931	$11,041
Accounts payable	$5,725	$14,867	$3,082
Accrued liabilities	8,112	21,693	2,374
Deferred Tax Liablilty – Current	125	7	—
Deferred Tax Liablilty – Long Term	42	935	—
Other long-term liabilities	2,781	5,064	—
Liabilities of discontinued operations	$16,785	$42,566	$5,456

Note 5 — Restructuring Expenses

During the Three Months Ended April 5, 2008, the Company incurred restructuring charges primarily related to the transfer of the Collection License Company to PVH and continuation of the restructuring initiatives that commenced in Fiscal 2007:

	Three Months Ended
	April 5, 2008	March 31, 2007
Charge related to the transfer of the Collection License Company(a)	$18,535	$—
Inventory write-down(b)	1,115	600
Costs associated with the disposition of the Company’s manufacturing plants in Mexico	703	—
Employee termination costs and related items	531	158
Lease and contract termination costs	354	—
Legal fees and other	126	17
Impairment/writedown of property, plant and equipment	32	67
	$21,396	$842
Cash portion of restructuring items	$20,249	$175
Non-cash portion of restructuring items	1,147	667

(a)	Relates to the transfer of the Collection License Company to PVH. See Note 3.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

(b)	For the Three Months ended April 5, 2008, reflects the write down of inventory to net realizable value associated with the Company’s decision to cease operations related to its Nautica, Michael Kors and private label swimwear businesses by the end of June 2008. See Note 4.

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three Months Ended April 5, 2008 and Three Months Ended March 31, 2007, as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Cost of goods sold	$1,860	$600
Selling, general and administrative expenses	19,536	242
	$21,396	$842

Changes in liabilities related to restructuring expenses for the Three Months Ended April 5, 2008 are summarized below:

	Costs assciated with the transfer of the Collection License Company to PVH	Costs associated with the disposition of the Company’s manufacturing plants in Mexico	Employee Termination Costs and Related Items(a)	Lease and Contract Termination Costs(b)	Legal fees and Other(a)	Total
Balance at December 29, 2007	$—	$—	$2,694	$1,769	$255	$4,718
Charges for the Three Months Ended April 5, 2008	18,535	703	531	354	126	20,249
Cash reductions for the Three Months Ended April 5, 2008	(18,535)	(703)	(1,333)	(325)	(93)	(20,989)
Non-cash changes and foreign currency effects	—	—	(29)	268	—	239
Balance at April 5, 2008	$—	$—	$1,863	$2,066	$288	$4,217

(a)	Amounts recorded in accrued liabilities on the Company’s balance sheet. The Company expects to settle these liabilities within 12 months.
(b)	Amounts recorded in other long term liabilities on the Company’s balance sheet. The Company expects to settle these liabilities over the next six years.

Note 6 — Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of April 5, 2008, the Sportswear Group operated 343 Calvin Klein retail stores worldwide (consisting of 28 full price free-standing stores, 22 outlet free standing stores and 293 shop-in-shop/concession stores). As of April 5, 2008, there were also 299 retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of April 5, 2008, the Intimate Apparel Group operated: (i) 418 Calvin Klein retail stores

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

worldwide (consisting of 32 free-standing stores, 46 outlet free-standing stores, one on-line store and 339 shop-in-shop/concession stores). As of April 5, 2008, there were also 192 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard®, Nautica®, Michael Kors® and Calvin Klein brand names. The Company expects to cease operations of its Nautica and Michael Kors businesses by the end of June 2008. The Swimwear Group operates one on-line store.

Information by business group is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate/ Other	Total
Three Months Ended April 5, 2008
Net revenues	$300,119	$167,599	$107,217	$574,935	$—	$574,935
Operating income (loss)	22,079	32,424	14,773	69,276	(13,439)	55,837
Depreciation and amortization	6,882	2,774	487	10,143	1,113	11,256
Restructuring expense	18,696	677	2,023	21,396	—	21,396
Capital expenditures	3,361	2,741	47	6,149	2,092	8,241
Three Months Ended March 31, 2007
Net revenues	$235,431	$137,370	$113,063	$485,864	$—	$485,864
Operating income (loss)	27,235	23,948	16,233	67,416	(12,811)	54,605
Depreciation and amortization	6,348	2,694	2,164	11,206	1,110	12,316
Restructuring expense	98	101	666	865	(23)	842
Capital expenditures	2,805	957	86	3,848	1,545	5,393
Balance Sheet
Total Assets:
April 5, 2008	$890,153	$326,032	$201,095	$1,417,280	$247,417	$1,664,697
December 29, 2007	758,311	359,508	166,862	1,284,681	321,822	1,606,503
March 31, 2007	778,184	414,709	325,593	1,518,486	126,484	1,644,970
Property, Plant and Equipment:
April 5, 2008	$25,072	$26,495	$4,448	$56,015	$57,476	$113,491
December 29, 2007	24,187	26,112	4,613	54,912	57,004	111,916
March 31, 2007	17,942	18,560	12,852	49,354	70,023	119,377

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	April 5, 2008	March 31, 2007
Unallocated corporate expenses	$12,326	$11,724
Restructuring expense	—	(23)
Depreciation and amortization of corporate assets	1,113	1,110
Corporate/other	$13,439	$12,811

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Operating income by operating group	$69,276	$67,416
Corporate/other	(13,439)	(12,811)
Operating income	55,837	54,605
Other loss (income)	5,461	(602)
Interest expense	9,390	9,312
Interest income	(933)	(283)
Income from continuing operations before provision for income taxes and minority interest	$41,919	$46,178

Geographic Information:    Net revenues summarized by geographic region are as follows:

	Three Months Ended
	April 5, 2008%		March 31, 2007%
Net revenues:
United States	$262,998	45.7%	$261,299	53.9%
Europe	172,286	30.0%	121,931	25.1%
Asia	86,583	15.1%	62,395	12.8%
Canada	27,626	4.8%	23,549	4.8%
Mexico, Central and South America	25,442	4.4%	16,690	3.4%
	$574,935	100.0%	$485,864	100.0%

Information about Major Customers:    For the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007, no one customer accounted for 10% or more of the Company’s net revenues.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7 — Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended
	April 5, 2008	March 31, 2007
Provision for income taxes included in income from continuing operations
Domestic	$23,375	$5,931
Foreign	11,342	9,628
	$34,717	$15,559

The provision for income taxes was $34,717, or an effective tax rate of 82.8% for the Three Months Ended April 5, 2008, compared to $15,559, or an effective tax rate of 33.7% for the Three Months Ended March 31, 2007. The effective tax rate for the Three Months Ended April 5, 2008 reflects a charge of $19,546 related to the repatriation, in the form of a dividend, to the United States, of the net proceeds received in connection with the Lejaby sale (see Note 4). In addition, the tax rate reflects certain restructuring expenses associated with the transfer of the Collection License Company to PVH which provided no tax benefits to the Company and income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005, partially offset by benefits associated with certain income subject to a favorable tax ruling granted by the tax authority in the Netherlands.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company does not have a valuation allowance against its federal deferred tax assets but has established a valuation allowance against certain of its state deferred tax assets of approximately $6,000, of which approximately $3,500 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation applies and the remainder will be applied to reduce other intangible assets.

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of approximately $6,000, of which approximately $2,000 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce other intangible assets.

The Company is required to file tax returns in multiple domestic and foreign jurisdictions and these tax returns are subject to audit by taxing authorities. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The IRS has not commenced examinations of the Company’s U.S. income tax returns for the 1999 through 2007 tax years. The Company has been examined in various state and local and foreign jurisdictions in the last several years and has a variety of open tax years remaining in those jurisdictions. Management does not believe the outcome of any examinations will be material to the Company’s financial statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Company applies the provisions of FIN 48 to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Three Months Ended April 5, 2008, the Company concluded an audit examination in the Netherlands for tax years prior to 2006 which resulted in a settlement of approximately $2,000 under the terms of the tax ruling in effect for the audit period.

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of April 5, 2008 of approximately $1,600.

Note 8 — Employee Benefit and Retirement Plans

Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘U.S. Plan’’). The Company also sponsors defined benefit plans for certain of its foreign employees (‘‘Foreign Plans’’). The Company follows SFAS No. 87, Employers’ Accounting for Pensions (‘‘SFAS 87’’) and SFAS No. 158, Employer’s Accounting for Pensions, in regard to accounting for its Pension Plans. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuaries to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuaries (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. The following table includes the Company’s U.S. Plan. The Foreign Plans were not considered to be material for any period presented.

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	April 5, 2008	March 31, 2007	April 5, 2008	March 31, 2007
Service cost	$—	$—	$117	$49
Interest cost	2,477	2,196	80	110
Expected return on plan assets	(2,768)	(2,546)	—	—
Amortization of actuarial loss (gain)	—	—	(22)	36
Net benefit (income) cost(a)	$(291)	$(350)	$175	$195

(a)	Pension Plan net benefit (income) cost does not include costs related to certain foreign defined benefit plans of $166 for the Three Months Ended March 31, 2007.

The Company’s contributions to the domestic plan were $3,133 during the Three Months Ended April 5, 2008 and are expected to be $8,133 in total for the fiscal year ended January 3, 2009.

Deferred Compensation Plan

The Company’s liability for employee contributions and investment activity was $1,815, $1,379 and $1,270 as of April 5, 2008, December 29, 2007 and March 31, 2007, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $280 and $242 as of April 5, 2008 and December 29, 2007, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 9 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	April 5, 2008	March 31, 2007
Net income	$17,709	$37,975
Other comprehensive income:
Foreign currency translation adjustments	28,704	1,156
Other	245	111
Total comprehensive income	$46,658	$39,242

The components of accumulated other comprehensive income as of April 5, 2008, December 29, 2007 and March 31, 2007 are summarized below:

	April 5, 2008	December 29, 2007	March 31, 2007
Foreign currency translation adjustments(a)	$99,314	$70,610	$35,233
Actuarial gains (losses), net related to post retirement medical plans	(771)	(793)	(2,545)
Other	(11)	(234)	32
Total accumulated other comprehensive income	$98,532	$69,583	$32,720

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 10 — Fair Value Measurement

As discussed in Note 2, the Company adopted SFAS 157 on December 30, 2007, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to derivative contracts and deferred compensation plans.

The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 –	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 –	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of April 5, 2008, as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate swaps	$—	$1,974	$—
Liabilities
Foreign currency exchange contracts	$—	$1,212	$—

Note 11 — Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	April 5, 2008	December 29, 2007	March 31, 2007
Finished goods	$279,617	$260,478	$318,653
Work in process/in transit	38,437	57,074	32,896
Raw materials	2,944	15,100	29,369
	$320,998	$332,652	$380,918

Note 12 — Intangible Assets and Goodwill

The following tables set forth intangible assets as of April 5, 2008, December 29, 2007 and March 31, 2007 and the activity in the intangible asset accounts for the Three Months Ended April 5, 2008:

	April 5, 2008			December 29, 2007			March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$315,455	$31,368	$284,087	$271,634	$29,525	$242,109	$319,523	$21,538	$297,985
Sales order backlog	—	—	—	—	—	—	1,600	1,600	—
Other	17,532	5,100	12,432	16,912	4,469	12,443	15,808	2,723	13,085
	332,987	36,468	296,519	288,546	33,994	254,552	336,931	25,861	311,070
Indefinite-lived intangible assets:
Trademarks	19,366	—	19,366	19,366	—	19,366	119,414	—	119,414
Licenses in perpetuity	8,909	—	8,909	8,909	—	8,909	42,940	—	42,940
	28,275	—	28,275	28,275	—	28,275	162,354	—	162,354
Intangible Assets(a)	$361,262	$36,468	$324,794	$316,821	$33,994	$282,827	$499,285	$25,861	$473,424

(a)	During Fiscal 2007, reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets related to NOL carryovers in existence as of the Effective Date) of $188,557 were ratably applied against non-current intangible assets in existence as of the Effective Date as follows: $178,095 to intangibles of continuing operations, $10,401 to intangibles of discontinued operations and $61 to intangible that were sold during Fiscal 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Other	Total
Balance at December 29, 2007	$19,366	$8,909	$242,109	$12,443	282,827
Amortization expense	—	—	(1,843)	(631)	(2,474)
Acquisitions(a)	—	—	24,700	—	24,700
Renewal of Chaps license(b)	—	—	2,027	—	2,027
Translation adjustments	—	—	17,094	620	17,714
Balance at April 5, 2008	$19,366	$8,909	$284,087	$12,432	$324,794

(a)	In connection with the purchase of the 2008 CK Licenses, the Company recorded intangible assets of $24,700 during the Three Months Ended April 5, 2008 related to licenses for a term. See Note 3. The Company expects to amortize the 2008 CK Licenses over a weighted average period of approximately 37 years.
(b)	During the Three Months Ended April 5, 2008, the Company paid $2,027 to renew its Chaps license through December 31, 2013. The Company expects to amortize the rights associated with the Chaps renewal payment over a weighted average period of approximately five years.

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2009	$8,419
2010	8,410
2011	7,737
2012	7,410
2013	7,074

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 5, 2008:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Goodwill balance at December 29, 2007	$105,906	$400	$642	$106,948
Adjustment:
Translation adjustments	7,103	27	—	7,130
Other	224	—	—	224
Goodwill balance at April 5, 2008	$113,233	$427	$642	$114,302

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 13 — Debt

Debt was as follows:

	April 5, 2008	December 29, 2007	March 31, 2007
Short-term debt:
CKJEA notes payable and other	$46,878	$54,315	$46,795
Revolving credit facility	47,638	—	25,000
Current portion of Term B Note due 2012	1,800	1,800	1,800
	96,316	56,115	73,595
Long-term debt:
8 7/8% Senior Notes due 2013	160,890	205,000	205,000
Unrealized gain on swap agreements	1,974	—	—
Term B Note due 2012	104,600	105,500	126,850
Other	—	—	69
	267,464	310,500	331,919
Total Debt	$363,780	$366,615	$405,514

Senior Notes

During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s consolidated statement of operations.

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 8.94% as of April 5, 2008, 8.93% as of December 29, 2007 and 9.12% as of March 31, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized gain (loss) of the Company’s outstanding swap agreements:

	April 5, 2008	December 29, 2007	March 31, 2007
Unrealized gain (loss):
2003 Swap Agreement	$1,416	$128	$(1,398)
2004 Swap Agreement	558	(148)	(987)
Net unrealized gain (loss)	$1,974	$(20)	$(2,385)

Revolving Credit Facility; Amended and Restated Credit Agreement

As of April 5, 2008, under the Company’s Amended and Restated Credit Agreement, the Company had $106,400 outstanding under the Term B Note and $47,638 outstanding under the revolving credit facility. As of April 5, 2008, the Company had $118,727 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $177,362 (based upon the current borrowing base calculations) less outstanding letters of credit of $58,635.

CKJEA Notes Payable

The weighted average effective interest rate for the outstanding CKJEA notes payable was 5.24% as of April 5, 2008, 4.88% as of December 29, 2007 and 4.33% as of March 31, 2007. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 5, 2008 for additional terms of no more than 12 months.

Note 14 — Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at April 5, 2008, December 29, 2007 and March 31, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of, and for the Three Months Ended, April 5, 2008 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 29, 2007	3,369,348	$18.76
Granted	—	—
Exercised	(468,387)	19.89
Forfeited/Expired	(22,066)	24.32
Outstanding as of April 5, 2008	2,878,895	$18.53
Exercisable as of April 5, 2008	2,351,702	$17.17

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of, and for the Three Months Ended, April 5, 2008 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 29, 2007	833,292	$26.06
Granted	29,640	37.13
Vested	(296,327)	25.31
Forfeited	(22,705)	26.05
Unvested as of April 5, 2008	543,900	$27.07

Note 15 — Supplemental Cash Flow Information

	Three Months Ended
	April 5, 2008	March 31, 2007
Cash paid (received) during the period for:
Interest expense	$4,529	$3,248
Interest income	(903)	(49)
Income taxes, net of refunds received	7,067	12,173
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,075	1,464

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16 — Income per Common Share

	Three Months Ended
	April 5, 2008	March 31, 2007
Numerator for basic and diluted income per common share:
Income from continuing operations	$6,991	$30,619
Basic:
Weighted average number of shares outstanding used in computing income per common share	44,593,337	44,977,257
Income per common share from continuing operations	$0.16	$0.68
Diluted:
Weighted average number of shares outstanding	44,593,337	44,977,257
Effect of dilutive securities:
Employee stock options	1,138,169	952,922
Unvested employees’ restricted stock	463,318	340,186
Weighted average number of shares and share equivalents outstanding	46,194,824	46,270,365
Income per common share from continuing operations	$0.15	$0.66
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding(a)	4,400	4,200

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 17 — Legal Matters

SEC Inquiry:    As disclosed in its Annual Report on Form 10-K for Fiscal 2007, the Company announced, on August 8, 2006, that it would restate its previously reported financial statements for the fourth quarter of 2005, fiscal 2005 and the first quarter of 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter of 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

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

Note 18 — Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of April 5, 2008, December 29, 2007 and March 31, 2007 and for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	April 5, 2008
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,275	$294	$131,433	$—	$138,002
Accounts receivable, net	—	—	149,544	208,058	—	357,602
Inventories	—	69,323	86,423	165,252	—	320,998
Prepaid expenses and other current assets	—	74,702	23,342	85,021	—	183,065
Assets of discontinued operations	—	144	4,334	3,341	—	7,819
Total current assets	—	150,444	263,937	593,105	—	1,007,486
Property, plant and equipment, net	—	55,280	6,731	51,480	—	113,491
Investment in subsidiaries	1,091,232	551,617	—	—	(1,642,849)	—
Other assets	—	86,831	46,995	409,894	—	543,720
Total assets	$1,091,232	$844,172	$317,663	$1,054,479	$(1,642,849)	$1,664,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$1,057	$8,342	$7,386	$—	$16,785
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	96,343	42,458	289,788	—	428,589
Total current liabilities	—	97,400	50,800	297,174	—	445,374
Intercompany accounts	262,438	972	(387,954)	124,544		—
Long-term debt	—	267,464	—	—	—	267,464
Other long-term liabilities	—	26,397	2,744	93,924	—	123,065
Stockholders’ equity	828,794	451,939	652,073	538,837	(1,642,849)	828,794
Total liabilities and stockholders’ equity	$1,091,232	$844,172	$317,663	$1,054,479	$(1,642,849)	$1,664,697

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 29, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$76,174	$197	$115,547	$—	$191,918
Accounts receivable, net	—	—	90,721	176,729	—	267,450
Inventories	—	69,578	109,318	153,756	—	332,652
Prepaid expenses and other current assets	—	76,689	10,576	113,877	—	201,142
Total current assets	—	222,441	210,812	559,909	—	993,162
Property, plant and equipment, net	—	56,639	6,644	48,633	—	111,916
Investment in subsidiaries	1,044,573	551,617	—	—	(1,596,190)	—
Other assets	—	20,640	125,482	355,303	—	501,425
Total assets	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$74,987	$54,171	$275,993	$—	$405,151
Total current liabilities	—	74,987	54,171	275,993	—	405,151
Intercompany accounts	271,677	(41,887)	(356,915)	127,125	—	—
Long-term debt	—	310,500	—	—	—	310,500
Other long-term liabilities	—	28,457	2,427	87,072	—	117,956
Stockholders’ equity	772,896	479,280	643,255	473,655	(1,596,190)	772,896
Total liabilities and stockholders’ equity	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	March 31, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,473	$257	$88,520	$—	$105,250
Accounts receivable, net	—	—	175,385	187,032	—	362,417
Inventories	—	83,741	147,102	150,075	—	380,918
Prepaid expenses and other current assets	—	3,792	13,855	55,338	—	72,985
Assets of held for sale	—	—	—	—	—	—
Total current assets	—	104,006	336,599	480,965	—	921,570
Property, plant and equipment, net	—	65,129	8,914	45,334	—	119,377
Investment in subsidiaries	967,519	551,617	—	—	(1,519,136)	—
Other assets	—	23,803	230,482	349,738	—	604,023
Total assets	$967,519	$744,555	$575,995	$876,037	$(1,519,136)	$1,644,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$109,414	$30,953	$248,888	$—	$389,255
Total current liabilities	—	109,414	30,953	248,888	—	389,255
Intercompany accounts	236,861	(285,249)	(127,526)	175,914	—	—
Long-term debt	—	331,850	—	69	—	331,919
Other long-term liabilities	—	107,792	2,583	82,763	—	193,138
Stockholders’ equity	730,658	480,748	669,985	368,403	(1,519,136)	730,658
Total liabilities and stockholders’ equity	$967,519	$744,555	$575,995	$876,037	$(1,519,136)	$1,644,970

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 5, 2008
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$106,158	$150,497	$318,280	$—	$574,935
Cost of goods sold	—	70,659	102,547	146,410	—	319,616
Gross profit	—	35,499	47,950	171,870	—	255,319
SG&A expenses (including amortization of intangible assets)	—	39,168	31,656	128,949	—	199,773
Pension expense (income)	—	(291)	—	—	—	(291)
Operating income (loss)	—	(3,378)	16,294	42,921	—	55,837
Equity in income of subsidiaries	(17,709)	—	—	—	17,709	—
Intercompany	—	(1,424)	(2,242)	3,666	—	—
Other (income) loss	—	3,197	—	2,264	—	5,461
Interest (income) expense, net	—	7,483	(1)	975	—	8,457
Income (loss) from continuing operations before provision for income taxes and minority interest	17,709	(12,634)	18,537	36,016	(17,709)	41,919
Provision (benefit) for income taxes	—	14,973	6,709	13,035	—	34,717
Income (loss) from continuing operations before minority interest	17,709	(27,607)	11,828	22,981	(17,709)	7,202
Minority interest	—	—	—	(211)	—	(211)
Income (loss) from continuing operations	17,709	(27,607)	11,828	22,770	(17,709)	6,991
Income (loss) from discontinued operations, net of income taxes	—	20	(3,015)	13,713	—	10,718
Net income (loss)	$17,709	$(27,587)	$8,813	$36,483	$(17,709)	$17,709

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended March 31, 2007
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$102,603	$156,101	$227,160	$—	$485,864
Cost of goods sold	—	74,733	98,686	109,722	—	283,141
Gross profit	—	27,870	57,415	117,438	—	202,723
SG&A expenses (including amortization of intangible assets)	—	8,689	63,319	76,294	—	148,302
Pension expense (income)	—	(350)	—	166	—	(184)
Operating income (loss)	—	19,531	(5,904)	40,978	—	54,605
Equity in income of subsidiaries	(37,975)	—	—	—	37,975	—
Intercompany	—	(2,132)	(2,508)	4,640	—	—
Other (income) loss	—	12	—	(614)	—	(602)
Interest (income) expense, net	—	8,399	(3)	633	—	9,029
Income (loss) from continuing operations before provision for income taxes	37,975	13,252	(3,393)	36,319	(37,975)	46,178
Provision (benefit) for income taxes	—	4,035	(1,034)	12,558	—	15,559
Income (loss) from continuing operations	37,975	9,217	(2,359)	23,761	(37,975)	30,619
Income (loss) from discontinued operations, net of income taxes	—	14	1,540	5,802	—	7,356
Net income (loss)	$37,975	$9,231	$(819)	$29,563	$(37,975)	$37,975

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 5, 2008
	The Warnaco Group, Inc	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(5,270)	$(63,697)	$14,269	$15,859	$—	$(38,839)
Net cash provided by (used) in operating activities from discontinued operations	—	(447)	(7,772)	3,683	—	(4,536)
Net cash provided by (used in) operating activities	(5,270)	(64,144)	6,497	19,542	—	(43,375)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	142	—	148
Purchase of property, plant and equipment	—	(4,270)	(584)	(6,302)	—	(11,156)
Proceeds from the sale of businesses, net	—	—	(5,816)	40,469	—	34,653
Business acquisitions, net of cash acquired	—	(2,027)	—	(28,539)	—	(30,566)
Net cash provided by (used in) investing activities from continuing operations	—	(6,291)	(6,400)	5,770	—	(6,921)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(6,291)	(6,400)	5,770	—	(6,921)
Cash flows from financing activities:
Repayment of Term B Note	—	(900)	—	—	—	(900)
Borrowings under revolving credit facility	—	47,638	—	—	—	47,638
Payment of deferred financing costs	—	(17)	—	—	—	(17)
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Increase (decrease) in short-term notes payable	—	—	—	(12,523)	—	(12,523)
Proceeds from the exercise of employee stock options	9,313	—	—	—	—	9,313
Purchase of treasury stock	(4,043)	—	—	—	—	(4,043)
Net cash provided by (used in) financing activities	5,270	536	—	(12,523)	—	(6,717)
Translation adjustments	—	—	—	3,097	—	3,097
Increase (decrease) in cash and cash equivalents	—	(69,899)	97	15,886	—	(53,916)
Cash and cash equivalents at beginning of period	—	76,174	197	115,547	—	191,918
Cash and cash equivalents at end of period	$—	$6,275	$294	$131,433	$—	$138,002

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended March 31, 2007
	The Warnaco Group, Inc	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(5,432)	$(34,606)	$8,330	$16,522	$—	$(15,186)
Net cash provided by (used in) operating activities from discontinued operations	—	(171)	(7,073)	(1,058)	—	(8,302)
Net cash provided by (used in) operating activities	(5,432)	(34,777)	1,257	15,464	—	(23,488)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(3,344)	(76)	(4,262)	—	(7,682)
Business acquisitions, net of cash acquired	—	(491)	—	(846)	—	(1,337)
Other	—	692	(1,028)	134		(202)
Net cash used in investing activities from continuing operations	—	(1,612)	(1,104)	(4,974)	—	(7,690)
Net cash used in investing activities from discontinued operations	—	—	—	(177)	—	(177)
Net cash used in investing activities	—	(1,612)	(1,104)	(5,151)	—	(7,867)
Cash flows from financing activities:
Repayment of Term B Note	—	(40,450)	—	—	—	(40,450)
Borrowings under revolving credit facility	—	25,000	—	—	—	25,000
Decrease in short-term CKJEA notes payable	—	—	—	(20,631)	—	(20,631)
Proceeds from the exercise of employee stock options	7,296	—	—	—	—	7,296
Repurchase of treasury stock	(1,864)	—	—	—	—	(1,864)
Other	—	57	—	(104)	—	(47)
Net cash provided by (used in) financing activities	5,432	(15,393)	—	(20,735)	—	(30,696)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	311	—	311
Decrease in cash and cash equivalents	—	(51,782)	153	(10,111)	—	(61,740)
Cash and cash equivalents, at beginning of period	—	68,255	104	98,631	—	166,990
Cash and cash equivalents, at end of period	$—	$16,473	$257	$88,520	$—	$105,250

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 19 — Commitments

Except as set forth below, the contractual obligations and commitments in existence as of April 5, 2008 did not differ materially from those disclosed as of December 29, 2007 in the Company’s Annual Report on Form 10-K for Fiscal 2007.

	Payments Due by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases entered into during the Three Months Ended April 5, 2008	$3,756	$4,579	$3,978	$2,815	$2,594	$10,739	$28,461
Other contractual obligations pursuant to agreements entered into during the Three Months Ended April 5, 2008	2,358	341	157	301	—	145	$3,302
Total	$6,114	$4,920	$4,135	$3,116	$2,594	$10,884	$31,763

In addition, as of April 5, 2008, the Company was party to an outstanding foreign currency exchange contract to purchase approximately $26,945 for a total of approximately €18,201 at a weighted average exchange rate of $1.48 to €1.00. The foreign currency exchange contracts mature through September 2008 and are designed to fix the number of euros required to satisfy 70% of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded losses of approximately $1,212 for the Three Months Ended April 5, 2008 in the Other loss (income) line item in the Consolidated Condensed Statement of Operations.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (‘‘Fiscal 2007’’).

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period December 30, 2007 to January 3, 2009 (‘‘Fiscal 2008’’) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (‘‘Fiscal 2007’’) contained 52 weeks of operations. Additionally, the period from December 30, 2007 to April 5, 2008 (the ‘‘Three Months Ended April 5, 2008’’), and the period from December 31, 2006 to March 31, 2007 (the ‘‘Three Months Ended March 31, 2007’’) contained fourteen and thirteen weeks of operations, respectively.

References to ‘‘Core Intimates’’ refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Calvin Klein®, Lifeguard®, Nautica®and Michael Kors®. References to ‘‘Retail’’ within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession/‘‘shop-in-shop’’ stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in ‘‘Wholesale’’ within each operating Group.

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, and Costco. As of April 5, 2008, the Company operated: (i) 761 Calvin Klein retail stores worldwide (consisting of 129 free-standing stores (including one on-line store) and 632 shop-in-shop/concession stores); and (ii) one Speedo® on-line store. As of April 5, 2008, there were also 491 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Highlights for the Three Months Ended April 5, 2008 included:

•	Net revenues increased $89.1 million, or 18.3%, to $574.9 million for the Three Months Ended April 5, 2008, led primarily by the Company’s Calvin Klein businesses. Operating income increased $1.2 million, or 2.3%, to $55.8 million for the Three Months Ended April 5, 2008 compared to $54.6 million for the Three Months Ended March 31, 2007. Operating income for the Three Months Ended April 5, 2008 includes restructuring charges of $21.4 million, of which $18.5 million (the ‘‘Collection License Company Charge’’) recorded in the Sportswear segment related to the transfer of the Collection License Company (defined below) to Phillips-Van Heusen Corporation (‘‘PVH’’). Both net revenues and operating income for the Three Months Ended April 5, 2008 benefited from the favorable impact of foreign currency translation (see below) as well as an extra week of operating activity as the Three Months Ended April 5, 2008 contained 14 weeks of operations while the Three Months Ended March 31, 2007 contained 13 weeks of operations. Net revenues related to the extra week of operations were approximately $23.0 million.

•	In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $27.6 million increase in net revenues and a $3.9 million increase in operating income for the Three Months Ended April 5, 2008.

•	Income from continuing operations for the Three Months Ended April 5, 2008 was $0.15 per diluted share, a 77.3% decrease compared to the $0.66 per diluted share for the Three Months Ended March 31, 2007. Included in income from continuing operations for the Three Months Ended April 5, 2008 is a tax charge of $19.5 million, or $0.42 per diluted share, related to the repatriation, to the United States, of the net proceeds received in connection with the sale of the Company’s Lejaby business as well as restructuring charges of $20.3 million (net of income tax benefits of $1.1 million), or $0.44 per diluted share.

•	On January 30, 2008, the Company entered into an agreement with PVH whereby, for total payments of approximately $42 million (net of expected adjustments for working capital), the Company transferred 100% of the shares of the company (the ‘‘Collection License Company’’) that operates the license (the ‘‘Collection License’’) for Calvin Klein men’s and women’s Collection apparel and accessories worldwide to PVH and acquired new, and amended certain existing, Calvin Klein licenses. In addition, the Company also incurred professional fees of approximately $1 million in connection with this transaction. The new licenses acquired and amendments to existing licenses will allow the Company to further extend its Calvin Klein direct-to-consumer business in Europe, Asia and South America. The additional rights granted to the Company extend through 2046. During the Three Months Ended April 5, 2008, the Company recorded intangible assets of $24.6 million related to the new licenses acquired and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million related to the transfer of the Collection License Company to PVH. See Note 3 of Notes to Consolidated Condensed Financial Statements.

•	On February 14, 2008, the Company entered into an agreement with Palmers Textil AG (‘‘Palmers’’) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (nominal value of approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including for working capital. In addition, the Company entered into a transition services agreement with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers. During March 2008, the Company recorded a gain of $11.1 million (as part of income from discontinued operations, net of income taxes) related to the sale of Lejaby. In addition, during the Three Months Ended April 5, 2008, the Company repatriated, in the form of a dividend, to the United States, the net proceeds received in connection with the Lejaby sale. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of approximately $19.5 million which was recorded as part of ‘‘Provision for income taxes’’ in the Company’s consolidated condensed statement of operations.

•	During the Three Months Ended April 5, 2008, from the proceeds from the sale of the Lejaby business, the Company repurchased $44.1 million aggregate principal amount of the outstanding Senior Notes (defined below) for total consideration of $46.2 million. In connection with the purchase, the Company recognized a loss of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2007 for a discussion of the Company’s critical accounting policies.

Recent Accounting Pronouncements:    The Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements (‘‘SFAS 157’’) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company’s adoption of this standard during the Three Months Ended April 5, 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (‘‘SFAS 159’’) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (‘‘SFAS 161’’). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. The results of the Company’s discontinued operations are included in ‘‘Income from discontinued operations, net of taxes’’ for all periods presented. Results of operations contained 14 weeks of activity for the Three Months Ended April 5, 2008 and 13 weeks of activity for the Three Months Ended March 31, 2007.

	Three Months Ended April 5, 2008	% of Net Revenues	Three Months Ended March 31, 2007	% of Net Revenues
	(in thousands of dollars)
Net revenues	$574,935	100.0%	$485,864	100.0%
Cost of goods sold	319,616	55.6%	283,141	58.3%
Gross profit	255,319	44.4%	202,723	41.7%
Selling, general and administrative expenses	197,299	34.3%	144,868	29.8%
Amortization of intangible assets	2,474	0.4%	3,434	0.7%
Pension income	(291)	−0.1%	(184)	0.0%
Operating income	55,837	9.7%	54,605	11.2%
Other loss (income)	5,461		(602)
Interest expense	9,390		9,312
Interest income	(933)		(283)
Income from continuing operations before provision for income taxes and minority interest	41,919		46,178
Provision for income taxes	34,717		15,559
Income from continuing operations before minority interest	7,202		30,619
Minority Interest	(211)		—
Income from continuing operations	6,991		30,619
Income from discontinued operations, net of taxes	10,718		7,356
Net income	$17,709		$37,975

Net Revenues

Net revenues by group were as follows:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$300,119	$235,431	$64,688	27.5%
Intimate Apparel Group	167,599	137,370	30,229	22.0%
Swimwear Group	107,217	113,063	(5,846)	−5.2%
Net revenues(a)	$574,935	$485,864	$89,071	18.3%

(a)	Includes $401.0 million and $305.1 million related to the Company’s total Calvin Klein businesses for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007, respectively.

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

The $64.7 million increase in Sportswear net revenues and the $30.2 million increase in Intimate Apparel net revenues relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in both Europe and Asia. The $5.8 million decrease in Swimwear Group net revenues primarily reflects declines in the Designer swim business which business (with the exception of Calvin Klein swimwear) the Company expects to exit by the end of June 2008. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $27.6 million increase in net revenues for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. In addition, the extra week of operations for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007 had a favorable impact on net revenues.

The following table summarizes the Company’s net revenues by channel of distribution for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007
United States – wholesale
Department stores and independent retailers	15%	13%
Specialty stores	9%	10%
Chain stores	6%	8%
Mass merchandisers	1%	2%
Membership clubs	8%	9%
Off price and other	7%	11%
Total United States – wholesale	46%	53%
International – wholesale	36%	31%
Retail	18%	16%
Net revenues – consolidated	100%	100%

Sportswear Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Sportswear Group net revenues were as follows:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$193,628	$146,046	$47,582	32.6%
Chaps	39,717	40,670	(953)	−2.3%
Mass sportswear licensing	—	220	(220)	−100.0%
Sportswear wholesale	233,345	186,936	46,409	24.8%
Sportswear retail	66,774	48,495	18,279	37.7%
Sportswear Group(a)	$300,119	$235,431	$64,688	27.5%

(a)	Includes net revenues of $26.9 million and $12.7 million related to the Calvin Klein accessories business in Europe and Asia for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007, respectively.

The increase in Calvin Klein jeans wholesale net revenues reflects increases of $27.2 million in Europe, $6.5 million in Asia and $13.9 million in the Americas. The increase in Europe primarily reflects volume growth in both the jeans and accessories business coupled with the favorable effects of foreign currency translation and the extra week of operations. The increase in Asia primarily relates to the favorable impact of an extra week of operations and the Company’s expansion efforts in this region, particularly in China. The increase in net revenues in the Americas reflects increases in Mexico, Central and South America of $7.2 million, increases in the U.S of $5.2 million and increases in Canada of $1.5 million. Approximately 72% of the increase in Mexico, Central and South America reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The remainder of the increase in net revenues in Mexico, Central and South America primarily relates to growth in both the department and club channels of distribution coupled with the favorable impact of an additional week of operations. The increase in the U.S. primarily reflects an increase in sales to department stores of approximately $8.0 million which the Company believes is the result of an increase in demand for the Company’s Spring 2008 lines coupled with increases in the Plus size jeans business which launched in 2007, partially offset by a decline in sales to membership clubs of $3.4 million. The Company believes the decline in sales to membership clubs for the Three Months Ended April 5, 2008 versus the Three Months Ended March 31, 2007 is primarily related to the timing of comparable shipments.

The decrease in Chaps net revenues reflects a $2.6 million increase in the U.S, more than offset by a decline of $3.5 million in Canada and Mexico. The increase in Chaps net revenues in the U.S from $34.0 million for the Three Months Ended March 31, 2007 to $36.6 million for the Three Months Ended April 5, 2008 primarily reflects a 29.0% increase in sales to chain stores (which channel of distribution accounts for approximately 44% of total Chaps sales in the U.S.) coupled with a 16.1% increase in sales to department stores. Chaps sales in the U.S. were also favorably impacted by the additional week of operations. Declines in Mexico are primarily related to reduced sales volumes (due mainly to the timing of comparable shipments period over period), partially offset by the favorable impact of an additional week of operations. Declines in Canada are primarily related to a reduction in net revenues associated with a key customer in the region.

The increase in Sportswear retail net revenues primarily reflects a $13.2 million increase in Asia (primarily related to an increase in new and same store sales in Korea and new store openings in China) and a $5.0 million increase in Europe (primarily related to the effect of new store openings in the second, third and fourth quarters of 2007 and the favorable effect of foreign currency translation). The increases in retail revenues in Asia and Europe were both positively impacted by the additional week of operations.

Intimate Apparel Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Intimate Apparel Group net revenues were as follows:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$89,493	$74,907	$14,586	19.5%
Core Intimates	42,704	37,947	4,757	12.5%
Intimate Apparel wholesale	132,197	112,854	19,343	17.1%
Calvin Klein Underwear retail	35,402	24,516	10,886	44.4%
Intimate Apparel Group	$167,599	$137,370	$30,229	22.0%

The $14.6 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $6.6 million, increases in Mexico, Central and South America of $2.9 million, increases in Asia of $2.2 million, increases in Canada of $1.9 million and increases in the U.S. of $1.0 million. The increase in Europe (from $24.8 million to $31.3 million) primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the second half of 2007) and women’s fashion lines during the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007 coupled with the positive impact of foreign currency translation and the favorable impact of an extra week of operations. The U.S accounted for 46% of the Company’s Calvin Klein Underwear wholesale business and experienced a slight increase in sales primarily related to sales of the Steel line which launched in the third quarter of 2007 and the favorable impact of an extra week of operations.

The $4.8 million increase in Core Intimates net revenues reflects a $3.6 million increase in the U.S., coupled with a $0.8 million increase in Canada and a $0.4 million increase in Mexico. The increase in the U.S. is primarily related to sales of the Company’s Warner’s product to JC Penney as well as the favorable impact of an extra week of operations. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007.

The $10.9 million increase in Calvin Klein Underwear retail net revenues primarily reflects a $7.3 million increase in Europe and a $2.1 million increase in Asia. The increase in net revenues in Europe from $18.4 million for the Three Months Ended March 31, 2007 to $25.7 million for the three Months Ended April 5, 2008 primarily reflects the favorable impact of an extra week of operations, increases in new and same store sales and the positive impact of foreign currency translation. The increase in net revenues in Asia from $4.6 million for the Three Months Ended March 31, 2007 to $6.7 million for the three Months Ended April 5, 2008 primarily reflects the benefit of an extra week of operations coupled with increases related to continued growth in China.

Swimwear Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Swimwear Group net revenues were as follows:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$81,905	$82,496	$(591)	−0.7%
Designer(a)	22,132	27,732	(5,600)	−20.2%
Swimwear wholesale	104,037	110,228	(6,191)	−5.6%
Swimwear retail	3,180	2,835	345	12.2%
Swimwear Group	$107,217	$113,063	$(5,846)	−5.2%

(a)	Includes among other brands, $15.7 million and $11.2 million for Calvin Klein for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007, respectively. As noted previously, the Company intends to exit its remaining Designer swim brands (except for Calvin Klein swimwear) by the end of June 2008.

The $0.6 million decrease in net revenues for Speedo wholesale is due primarily to a $1.2 million decrease in the U.S., partially offset by a $0.2 million increase in Mexico, Central and South America and a $0.4 million increase in Canada. The decrease in the U.S. primarily reflects a $5.1 million increase in sales to membership clubs and the favorable impact of an extra week of operations, more than offset by declines in the mass merchandise, chain store and off price channels of distribution. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

The $5.6 million decrease in Designer wholesale net revenues reflects a $10.0 million decrease in the U.S. offset by a $4.4 million increase in Europe. The decrease in the U.S. primarily reflects declines related to the Swimwear Group’s Company’s private label, Michael Kors and Nautica businesses, which businesses the Company intends to exit by the end of June 2008. The increase in Europe relates to growth in the Calvin Klein swim business which the Company believes is the result of design improvements made to the European collection combined with the positive effect of foreign currency translation.

Gross Profit

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Gross profit was as follows:

	Three Months Ended April 5, 2008	% of Segment Net Revenues	Three Months Ended March 31, 2007	% of Segment Net Revenues
Sportswear Group	$135,992	45.3%	$97,931	41.6%
Intimate Apparel Group	81,274	48.5%	59,779	43.5%
Swimwear Group	38,053	35.5%	45,013	39.8%
Total gross profit	$255,319	44.4%	$202,723	41.7%

Gross profit was $255.3 million, or 44.4% of net revenues, for the Three Months Ended April 5, 2008 compared to $202.7 million, or 41.7% of net revenues, for the Three Months Ended March 31, 2007. The $52.6 million increase in gross profit was due to increases in the Sportswear Group ($38.1 million) and the Intimate Apparel Group ($21.5 million), partially offset by a decrease in the Swimwear Group ($7.0 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $14.5 million increase in gross profit for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. In addition, gross profit for the Three Months Ended April 5, 2008 benefited by an extra week of operations when compared to the Three Months Ended March 31, 2007.

Sportswear Group gross profit increased $38.1 million and gross margin increased 370 basis points for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. Sportswear gross profit during the Three Months Ended April 5, 2008 was favorably impacted by the effects of foreign currency translation and the extra week of operations. The increase in gross profit reflects a $24.6 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), an $11.4 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $2.1 million increase in Chaps (due primarily to the increase in net revenues in the U.S). The Chaps business also experienced a 580 basis point increase in gross margin for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007 primarily related to a more favorable sales mix and a decrease in the level of customer allowances.

Intimate Apparel Group gross profit increased $21.5 million and gross margin increased 500 basis points for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. The increase in Intimate Apparel gross profit is reflective of the favorable impact of foreign currency translation coupled with the extra week of operations and consists of a $10.9 million increase in Calvin Klein Underwear wholesale, an $8.1 million increase in Calvin Klein Underwear retail and a $2.5 million increase in Core Intimates. The increase in gross margin is primarily due to reductions in the level of customer allowances, a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe and increases related to new and existing retail stores.

Despite an extra week of operations, Swimwear Group gross profit decreased $7.0 million and gross margin decreased 430 basis points for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. The decline in gross profit primarily reflects a decline in net revenues (discussed above) coupled with a $1.3 million increase in restructuring expenses. Restructuring expenses incurred during the Three Months Ended April 5, 2008 primarily related to the writedown of inventory associated with the Company’s remaining Designer swim businesses (excluding Calvin Klein), which the Company expects to exit by the end of June 2008, and additional costs associated with the disposal, in 2007, of manufacturing facilities in Mexico (see Note 5 of Notes to Consolidated Condensed Financial Statements). The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Selling, General and Administrative Expenses

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Selling, general & administrative (‘‘SG&A’’) expenses increased $52.4 million to $197.3 million (34.4% of net revenues) for the Three Months Ended April 5, 2008 compared to $144.9 million (29.8% of net revenues) for the Three Months Ended March 31, 2007. The increase in SG&A reflects a $19.4 million increase in restructuring expenses (primarily related to the Collection License Company Charge of $18.5 million discussed previously), a $5.6 million increase in marketing expenses, a $20.9 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a decrease in the Swimwear segment) and a $6.5 million increase in administrative expenses. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $10.6 million unfavorable effect which increased SG&A expenses for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. In addition, SG&A expenses were negatively impacted by the extra week of operations.

Amortization of Intangible Assets

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Amortization of intangible assets was $2.5 million for the Three Months Ended April 5, 2008 compared to $3.4 million for the Three Months Ended March 31, 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date.

Operating Income

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

The following table presents operating income by group:

	Three Months Ended April 5, 2008	% of Total Net Revenues	Three Months Ended March 31, 2007	% of Total Net Revenues
	(in thousands of dollars)
Sportswear Group	$22,079		$27,235
Intimate Apparel Group	32,424		23,948
Swimwear Group	14,773		16,233
Unallocated corporate expenses	(13,439)	−2.3%	(12,811)	−2.6%
Operating income(a)	$55,837	9.7%	$54,605	11.2%

(a)	Includes approximately $21.4 million and $0.8 million for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Operating income was $55.8 million (9.7% of net revenues) for the Three Months Ended April 5, 2008 compared to $54.6 million (11.2% of net revenues) for the Three Months Ended March 31, 2007. Included in operating income for the Three Months Ended April 5, 2008 are restructuring charges of $21.4 million of which $18.5 million relates to the Collection License Company Charge. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $3.9 million increase in operating income for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007. In addition, operating income was favorably impacted by the additional week of operations.

Sportswear Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Sportswear Group operating income was as follows:

	Three Months Ended April 5, 2008(b)	% of Brand Net Revenues	Three Months Ended March 31, 2007(b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$14,714	7.6%	$22,307	15.3%
Chaps	2,798	7.0%	761	1.9%
Mass sportswear licensing	—	0.0%	(119)	−54.1%
Sportswear wholesale	17,512	7.5%	22,949	12.3%
Sportswear retail	4,567	6.8%	4,286	8.8%
Sportswear Group(a)	$22,079	7.4%	$27,235	11.6%

(a)	Includes the Collection License Company Charge of $18.5 million related to the transfer of the Collection License Company to PVH.
(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007
	(in thousands of dollars)
Calvin Klein Jeans	$3,247	$3,072
Chaps	2,115	2,133
Mass sportswear licensing	—	—
Sportswear wholesale	5,362	5,205
Sportswear retail	95	67
Sportswear Group	$5,457	$5,272

Sportswear Group operating income decreased $5.2 million, or 18.9%, primarily reflecting a $7.6 million decrease in the Calvin Klein Jeans wholesale business, offset by a $2.0 million increase in the Chaps business. The decrease in Sportswear operating income reflects a $38.1 million increase in gross profit, more than offset by a $43.3 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses in the Calvin Klein Jeans wholesale business includes a restructuring charge of $18.5 million related to the Collection License Company Charge (see Note 3 of Notes to Consolidated Condensed Financial Statements). Sportswear operating margin declined 420 basis points primarily reflecting a decrease of 610 basis points related to the Collection License Company Charge, partially offset by an increase of 190 basis points primarily related to the effects of gross margin increases in the Company’s Chaps business in the U.S. and Calvin Klein jeans business in Europe.

Intimate Apparel Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Intimate Apparel Group operating income was as follows:

	Three Months Ended April 5, 2008(a)	% of Brand Net Revenues	Three Months Ended March 31, 2007(a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$18,966	21.2%	$15,573	20.8%
Core Intimates	4,864	11.4%	2,692	7.1%
Intimate Apparel wholesale	23,830	18.0%	18,265	16.2%
Calvin Klein Underwear retail	8,594	24.3%	5,683	23.2%
Intimate Apparel Group	$32,424	19.3%	$23,948	17.4%

(a)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007
	(in thousands of dollars)
Calvin Klein Underwear	$2,652	$2,440
Core Intimates	1,778	1,621
Intimate Apparel wholesale	4,430	4,061
Calvin Klein Underwear retail	—	—
Intimate Apparel Group	$4,430	$4,061

Intimate Apparel Group operating income increased $8.5 million, or 35.4%, over the prior year reflecting a $3.4 million increase in Calvin Klein Underwear wholesale, a $2.9 million increase in Calvin Klein Underwear retail and a $2.2 million increase in Core Intimates. The 190 basis point improvement in operating income as a percentage of net revenues reflects a 500 basis point increase in gross margin, partially offset by the effects of a 350 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in marketing expenses and the unfavorable impact of foreign currency translation.

Swimwear Group

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Swimwear Group operating income (loss) was as follows:

	Three Months Ended April 5, 2008(a)	% of Brand Net Revenues	Three Months Ended March 31, 2007(a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$9,805	12.0%	$11,900	14.4%
Designer	3,947	17.8%	3,396	12.2%
Swimwear wholesale	13,752	13.2%	15,296	13.9%
Swimwear retail	1,021	32.1%	937	33.1%
Swimwear Group	$14,773	13.8%	$16,233	14.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended April 5, 2008	Three Months Ended March 31, 2007
	(in thousands of dollars)
Speedo	$3,710	$4,571
Designer	114	1,073
Swimwear wholesale	3,824	5,644
Swimwear retail	—	—
Swimwear Group	$3,824	$5,644

Swimwear Group operating income decreased $1.5 million, or 9.0%, reflecting a $2.1 million decrease in Speedo wholesale, partially offset by a $0.5 million increase in Designer wholesale and a $0.1 million increase in Swimwear retail. Operating income for the Three Months Ended April 5, 2008 includes restructuring expenses of $2.0 million primarily related to the write-down of inventory to net realizable value associated with the Company’s decision to cease operations related to its Nautica, Michael Kors and private label swimwear businesses by the end of June 2008 and costs associated with the disposition, in 2007, of the Company’s manufacturing plants in Mexico. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Other Loss (Income)

Other loss (income) of $5.5 million for the Three Months Ended April 5, 2008 primarily reflects net losses of $0.9 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $1.2 million loss related to foreign currency exchange contracts designed to fix the number of euros required to satisfy 70% of inventory purchases made by certain of the Company’s European subsidiaries, a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million and other losses, net, of $0.2 million. Losses of $0.6 million for the Three Months Ended March 31, 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Interest expense increased $0.1 million to $9.4 million for the Three Months Ended April 5, 2008 from $9.3 million for the Three Months Ended March 31, 2007. The slight increase primarily relates to increases in foreign bank and credit line fees, partially offset by declines in interest associated with the Term B Note and Revolving Credit Facility in the U.S.

Interest Income

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Interest income increased $0.6 million to $0.9 million for the Three Months Ended April 5, 2008 from $0.3 million for the Three Months Ended March 31, 2007. The increase in interest income was due primarily to an increase in interest earned on outstanding cash balances in foreign countries.

Income Taxes

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

The provision for income taxes was $34.7 million, or an effective tax rate of 82.8% for the Three Months Ended April 5, 2008, compared to $15.6 million, or an effective tax rate of 33.7% for the Three Months Ended March 31, 2007. The increase in the effective tax rate for the Three Months Ended April 5, 2008 compared to the Three Months Ended March 31, 2007 primarily relates to a charge of approximately $19.5 million associated with the repatriation, in the form of a dividend, to the United States, of the net proceeds received in connection with the Lejaby sale; a restructuring charge incurred during the Three Months Ended April 5, 2008, associated with the transfer of the Collection License Company to PVH, for which the Company received no tax benefit; and income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

Three Months Ended April 5, 2008 compared to Three Months Ended March 31, 2007

Income from discontinued operations, net of taxes, was $10.7 million for the Three Months Ended April 5, 2008 compared to a gain of $7.4 million for the Three Months Ended March 31, 2007. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Inc.). In June 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market.

The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of April 5, 2008 and $205.0 million as of December 29, 2007 and March 31, 2007.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of April 5, 2008, December 29, 2007 and March 31, 2007.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.94% at April 5, 2008). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.17% at April 5, 2008). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.94% as of April 5, 2008 and 9.12% as of March 31, 2007.

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

	April 5, 2008	December 29, 2007	March 31, 2007
	(in thousands of dollars)
Unrealized gain (loss):
2003 Swap Agreement	$1,416	$128	$(1,398)
2004 Swap Agreement	558	(148)	(987)
Net unrealized gain (loss)	$1,974	$(20)	$(2,385)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated (as further amended, the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. The Amended and Restated Credit Agreement was also amended on November 6, 2006 to, among other things, allow for the sale of the trademarks and certain other assets of its OP businesses. The Amended and Restated Credit Agreement was further amended in December 2007 to, among other things, permit the sale of the Company’s Catalina, Anne Cole and Cole of California businesses and designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of April 5, 2008, the weighted average interest rate for the loans outstanding under the Term B Note was 4.38%. The Term B Note matures on December 31, 2012. As of April 5, 2008, principal payments due under the Term B Note were: (i) quarterly installments of $450,000 through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $14.6 million on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% (5.50% at April 5, 2008) or at LIBOR plus 1.25% (approximately 3.98% at April 5, 2008), in each case, on a per annum basis. Prior to the April 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.5% (approximately 6.82% at March 31, 2007), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of April 5, 2008, under the Amended and Restated Credit Agreement, the Company had $106.4 million outstanding under the Term B Note and $47.6 million outstanding under the revolving credit facility. As of April 5, 2008, the Company had $118.7 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $177.4 million (based upon the current borrowing base calculations) less outstanding letters of credit of $58.6 million.

The revolving credit facility portion of the Company’s Amended and Restated Credit Agreement expires on February 3, 2009. The Company is in the process of renewing its domestic and foreign revolving credit facilities and expects to complete the renewals in the second half of 2008.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of April 5, 2008, December 29, 2007 and March 31, 2007.

CKJEA Notes Payable

The total CKJEA notes payable of $44.9 million at April 5, 2008 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of April 5, 2008 and March 31, 2007, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 5.24% and 4.33%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 5, 2008 for additional terms of no more than 12 months.

Liquidity

As of April 5, 2008, the Company had working capital of $562.1 million, cash and cash equivalents of $138.0 million, short-term debt of $96.3 million (inclusive of $47.6 million outstanding under the revolving credit facility). As of April 5, 2008, under the Amended and Restated Credit Agreement, the Company had $106.4 million outstanding under the Term B Note and $47.6 million outstanding under the revolving credit facility. As of April 5, 2008, the Company had $118.7 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $177.3 million (based upon the current borrowing base calculations) less outstanding letters of credit of $58.6 million.

The Company’s total debt as of April 5, 2008 was $363.8 million, consisting of $160.9 million of the Senior Notes, $106.4 million and $47.6 million of the Term B Note and revolving credit facility, respectively, under the Amended and Restated Credit Agreement, $44.9 million of the CKJEA short-term notes payable and $2.0 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Three Months Ended April 5, 2008.

The Company believes that cash available under its Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next 12 months. The revolving credit facility portion of the Company’s Amended and Restated Credit Agreement expires on February 3, 2009. The Company is in the process of renewing its domestic and foreign revolving credit facilities and expects to complete the renewals in the second half of 2008.

Accounts receivable increased $90.1 million to $357.6 million at April 5, 2008 from $267.5 million at December 29, 2007, reflecting a $46.5 million increase in the Sportswear Group (due primarily to growth in the overseas Calvin Klein Jeans business), a $5.5 million increase in the Intimate Apparel Group and a $38.1 million increase in the Swimwear Group (reflecting the seasonal shipment of swimwear products).

Accounts receivable decreased $4.8 million to $357.6 million at April 5, 2008 from $362.4 million at March 31, 2007. The balance at March 31, 2007 includes approximately $50.3 million related to operations discontinued during the Three Months Ended September 29, 2007. Excluding these discontinued operations, accounts receivable increased $45.5 million reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Inventories decreased $11.7 million to $321.0 million at April 5, 2008 from $332.7 million at December 29, 2007 primarily related to declines in the Swimwear group due to the seasonal shipment of swimwear product, partially offset by increases in both Sportswear and Intimate Apparel inventory levels to support expected sales.

Inventories decreased $59.9 million to $321.0 million at April 5, 2008 from $380.9 million at March 31, 2007. The balance at March 31, 2007 includes approximately $50.5 million related to operations discontinued during the Three Months Ended September 29, 2007. Excluding these discontinued operations, inventory decreased $9.4 million.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Three Months Ended April 5, 2008, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007:

	Three Months Ended
	April 5, 2008	March 31, 2007
	(in thousands of dollars)
Net cash used in operating activities:
Continuing operations	$(38,839)	$(15,186)
Discontinued operations	(4,536)	(8,302)
Net cash used in investing activities:
Continuing operations	(6,921)	(7,690)
Discontinued operations	—	(177)
Net cash used in financing activities:
Continuing operations	(6,717)	(30,696)
Effect of exchange rate changes on cash and cash equivalents	3,097	311
Decrease in cash and cash equivalents	$(53,916)	$(61,740)

Cash used in operating activities from continuing operations was $38.8 million for the Three Months Ended April 5, 2008 compared to $15.2 million for the Three Months Ended March 31, 2007. The $23.6 million increase in cash used in operating activities from continuing operations was due primarily to a $20.3 million decrease in net income coupled with the changes to non-cash charges and working capital. The Company experienced a $1.5 million increase in cash required to support working capital (primarily to service accounts receivable, inventories, prepaid assets and accounts payable, partially offset by an increase in taxes payable mainly due to an accrual during the Three Months Ended April 5, 2008 of $19.5 million associated with the repatriation, to the United States, of the net proceeds related to the sale of the Lejaby business). The Company experienced a $1.9 million decline in non-cash charges primarily reflecting, among other items, a $3.4 million increase in gains from discontinued operations and a $3.4 million decrease in inventory write-downs (primarily in the Company’s Swimwear group), partially offset by a $1.8 million decrease in foreign exchange gains and a $3.2 million loss on repurchase of Senior Notes.

Cash used in investing activities from continuing operations was $6.9 million for the Three Months Ended April 5, 2008, mainly attributable to purchases of property, plant and equipment of $11.2 million and cash used for business acquisitions, net of cash acquired, of $30.6 million, mainly related to the transfer of the Collection License to PVH on January 30, 2008 and the acquisition of a business which operates 11 retail stores in China (see Note 3 to the consolidated condensed financial statements). Those amounts were partially offset by a net amount of $34.7 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 to the consolidated condensed financial statements). For the Three Months Ended March 31, 2007, cash used in investing activities from continuing operations was $7.7 million, primarily due to purchases of property, plant and equipment.

For the Three Months Ended April 5, 2008, cash used in financing activities was $6.7 million, attributable mainly to the repurchase of $46.2 million of Senior Notes, decrease in short-term notes payable of $12.5 million, repurchase of treasury stock of $4.0 million and repayments of the Term B note of $0.9 million. Those amounts were partially offset by $47.6 million received as borrowing under the revolving credit facility and $9.3 million from the exercise of employee stock options. Cash provided by financing activities in the Three Months Ended March 31, 2007 was $30.7 million primarily due to repayments of the Term B Note of $40.5 million, a decrease in short term notes payable of $20.6 million and purchase of treasury stock of $1.9 million (primarily related to the Company’s stock repurchase programs). These amounts were partially offset by cash received from borrowings under the revolving credit facility of $25.0 million and $7.3 million from the exercise of employee stock options.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of April 5, 2008 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Three Months Ended April 5, 2008 (see Note 19 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2007 for a description of those obligations and commitments outstanding as of December 29, 2007.

Off-Balance Sheet Arrangements

None.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contain ‘‘forward-looking statements’’ that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company’s estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results, targets or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact, including without limitation, future financial targets, are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ ‘‘targeted,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2007 filed with the SEC on February 27, 2008 (including, without limitation, those described under the headings Item 1A. Risk Factors and ‘‘Statement Regarding Forward-Looking Disclosure,’’ as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase programs contained in the Company’s debt instruments, the number of shares that the Company purchases under such programs and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and, as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Critical Accounting Policies’’ included in the Company’s Annual Report on Form 10-K for Fiscal 2007, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds and pooled investment accounts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $138.1 million at December 29, 2007. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $13.8 million for Fiscal 2007. The Company estimates pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.4 million in pension expense (increase/decrease in pension income) for Fiscal 2008.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and on its $106.4 million and $47.6 million of loans outstanding at April 5, 2008 under the Term B Note and revolving credit facility, respectively, under the Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.2 million in each of the Three Months Ended April 5, 2008 and the Three Months Ended March 31, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.1 million in the Three Months Ended April 5, 2008 and $0.2 million in the Three Months Ended March 31, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the revolving credit facility would have had an unfavorable effect of $0.1 million in the Three Months Ended April 5, 2008 and zero the Three Months Ended March 31, 2007 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Mexican, Central and South American and European operations, which accounted for approximately 54.3% of the Company’s total net revenues for the Three Months Ended April 5, 2008. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $48.1 million for the Three Months Ended April 5, 2008. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $4.8 million for the Three Months Ended April 5, 2008.

As April 5, 2008, the Company had foreign currency exchange contracts outstanding to purchase approximately $26.9 million for a total of approximately €18.2 million at a weighted-average exchange rate of $1.48 to €1.00. These foreign currency exchange contracts mature through September 2008 and are designed to fix the number of euros required to satisfy the first 70% of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.48 to 1.63) would have increased the unrealized loss, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts by approximately $2.7 million at April 5, 2008.

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

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended April 5, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 17 Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2007, filed with the SEC on February 27, 2008, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended April 5, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended April 5, 2008.

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the ‘‘2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Three Months Ended April 5, 2008, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

An aggregate of 110,063 shares included below as repurchased during the Three Months Ended April 5, 2008 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Plans
December 30, 2007 – February 2, 2008	1,631	$34.21	—	2,433,131
February 3, 2008 – March 1, 2008	29,816	$39.51	—	2,433,131
March 2, 2008 – April 5, 2008	78,616	$35.73	—	2,433,131

The Amended and Restated Credit Agreement and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*
10.1	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.68 to the Form 10-K filed by The Warnaco Group, Inc. on February 27, 2008).*##
10.2	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to the Form 10-K filed by The Warnaco Group, Inc. on February 27, 2008).*##
10.3	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to the Form 10-K filed by The Warnaco Group, Inc. on February 27, 2008).*##
10.4	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.71 to the Form 10-K filed by The Warnaco Group, Inc. on February 27, 2008).*##
10.5	E-Commerce Agreement, dated as of January 31, 2008, Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited, CK Jeanswear Europe S.r.l., Calvin Klein Jeanswear Company and CKJ Holdings, Inc. (incorporated by reference to Exhibit 10.72 to the Form 10-K filed by The Warnaco Group, Inc. on February 27, 2008).*##
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.
**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.
##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: May 12, 2008	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer
Date: May 12, 2008	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer