Form 10-Q
period 2008-07-05
WARNACO GROUP INC /DE/
filed 2008-08-07
CIK 801351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 5, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-10857

THE WARNACO GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4032739 (I.R.S. Employer Identification No.)

501 Seventh Avenue
New York, New York 10018
(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (212) 287-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☑ Yes  ☐ No.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 1, 2008 is as follows: 46,036,015.

THE WARNACO GROUP, INC.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 5, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	July 5,	December 29,	June 30,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$154,516	$191,918	$163,054
Accounts receivable, net of reserves of $80,830, $86,703 and $82,527 as of July 5, 2008, December 29, 2007 and June 30, 2007, respectively	310,883	267,450	278,570
Inventories	316,350	332,652	357,073
Assets of discontinued operations	10,520	67,931	4,532
Prepaid expenses and other current assets (including deferred income taxes of $78,601, $74,271, and $10,315 as of July 5, 2008, December 29, 2007, and June 30, 2007, respectively)	168,032	133,211	57,830

Total current assets	960,301	993,162	861,059
Property, plant and equipment, net	112,627	111,916	118,317
Other assets:
Licenses, trademarks and other intangible assets, net	321,687	282,827	473,169
Goodwill	111,355	106,948	101,661
Other assets (including deferred income taxes of $70,864, $90,635, and $18,148 as of July 5, 2008, December 29, 2007, and June 30, 2007, respectively)	103,682	111,650	29,228

Total assets	$1,609,652	$1,606,503	$1,583,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$35,562	$56,115	$45,360
Accounts payable	143,988	138,944	140,597
Accrued liabilities	142,525	155,327	134,682
Liabilities of discontinued operations	17,141	42,566	1,678
Accrued income taxes payable (including deferred income taxes of $1,824, $2,221 and $980 as of July 5, 2008, December 29, 2007, and June 30, 2007, respectively)	25,109	12,199	15,892

Total current liabilities	364,325	405,151	338,209

Long-term debt	265,291	310,500	331,402
Other long-term liabilities (including deferred income taxes of $68,830, $64,062, and $129,298 as of July 5, 2008, December 29, 2007, and June 30, 2007, respectively)	121,778	117,956	189,977
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 14)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 49,508,960, 48,202,442 and 47,890,050 issued as of July 5, 2008, December 29, 2007 and June 30, 2007, respectively	495	482	479
Additional paid-in capital	614,176	587,099	574,245
Accumulated other comprehensive income	95,161	69,583	35,614
Retained earnings	257,835	220,762	193,408
Treasury stock, at cost 3,913,943, 3,796,302 and 3,149,818 shares as of July 5, 2008, December 29, 2007 and June 30, 2007, respectively	(109,409)	(105,030)	(79,900)

Total stockholders’ equity	858,258	772,896	723,846

Total liabilities and stockholders’ equity	$1,609,652	$1,606,503	$1,583,434

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Net revenues	$503,835	$412,501	$1,072,063	$881,741
Cost of goods sold	278,924	240,413	592,781	512,295

Gross profit	224,911	172,088	479,282	369,446
Selling, general and administrative expenses	173,682	140,770	369,988	283,567
Amortization of intangible assets	2,588	3,617	5,062	7,051
Pension income	(291)	(509)	(582)	(693)

Operating income	48,932	28,210	104,814	79,521
Other loss (income)	(1,203)	(6,280)	4,258	(6,882)
Interest expense	7,086	9,494	16,476	18,806
Interest income	(671)	(753)	(1,604)	(1,036)

Income from continuing operations before provision for income taxes and minority interest	43,720	25,749	85,684	68,633
Provision for income taxes	17,078	4,181	51,765	18,817

Income from continuing operations before minority interest	26,642	21,568	33,919	49,816
Minority interest	(148)	—	(359)	—

Income from continuing operations	26,494	21,568	33,560	49,816
Income (loss) from discontinued operations, net of taxes	(7,130)	(7,791)	3,513	1,936

Net income	$19,364	$13,777	$37,073	$51,752

Basic income per common share:
Income from continuing operations	$0.58	$0.48	$0.75	$1.11
Income (loss) from discontinued operations	(0.15)	(0.17)	0.07	0.04

Net income	$0.43	$0.31	$0.82	$1.15

Diluted income per common share:
Income from continuing operations	$0.57	$0.46	$0.72	$1.07
Income (loss) from discontinued operations	(0.16)	(0.16)	0.08	0.04

Net income	$0.41	$0.30	$0.80	$1.11

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,340,695	45,146,246	44,953,200	45,058,976

Diluted	46,780,639	46,534,530	46,590,322	46,482,664

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	July 5,	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$37,073	$51,752
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange gain	(3,985)	(8,532)
Income from discontinued operations	(3,513)	(1,936)
Depreciation and amortization	22,332	25,837
Stock compensation	7,047	7,242
Provision for trade and other bad debts	2,747	1,435
Inventory writedown	12,068	14,921
Loss on repurchase of Senior Notes	3,160	—
Other	1,793	1,300
Changes in operating assets and liabilities:
Accounts receivable	(40,003)	14,262
Inventories	2,900	3,498
Prepaid expenses and other assets	(17,646)	9,752
Accounts payable, accrued expenses and other liabilities	30	(58,588)
Accrued income taxes	32,385	693

Net cash provided by operating activities from continuing operations	56,388	61,636
Net cash provided by (used in) operating activities from discontinued operations	(17,848)	35,571

Net cash provided by operating activities	38,540	97,207

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	170	1,531
Purchases of property, plant & equipment	(19,555)	(14,472)
Proceeds from the sale of businesses	27,855	—
Business acquisitions, net of cash acquired	(2,356)	(1,475)
Purchase of intangible assets	(26,727)	—
Other	—	(139)

Net cash used in investing activities from continuing operations	(20,613)	(14,555)
Net cash used in investing activities from discontinued operations	—	(258)

Net cash used in investing activities	(20,613)	(14,813)

Cash flows from financing activities:
Repayments of Term B Note	(1,350)	(40,900)
Repurchase of Senior Notes due 2013	(46,185)	—
Decrease in short-term notes payable	(25,087)	(24,211)
Proceeds from the exercise of employee stock options	19,087	10,526
Purchase of treasury stock	(4,379)	(32,561)
Other	(17)	(155)

Net cash used in financing activities from continuing operations	(57,931)	(87,301)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(57,931)	(87,301)
Effect of foreign exchange rate changes on cash and cash equivalents	2,602	971

Decrease in cash and cash equivalents	(37,402)	(3,936)
Cash and cash equivalents at beginning of period	191,918	166,990

Cash and cash equivalents at end of period	$154,516	$163,054

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 1 —	Organization

The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (“Warnaco”). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”).

Note 2 —	Basis of Consolidation and Presentation

The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the annual period ended December 29, 2007 (“Fiscal 2007”). The year end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

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

Periods Covered:  The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. The period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) contained 52 weeks of operations. Additionally, the period from April 6, 2008 to July 5, 2008 (the “Three Months Ended July 5, 2008”) and the period from April 1, 2007 to June 30, 2007 (the “Three Months Ended June 30, 2007”) each contained thirteen weeks of operations. The period from December 30, 2007 to July 5, 2008 (the “Six Months Ended July 5, 2008”), and the period from December 31, 2006 to June 30, 2007 (the “Six Months Ended June 30, 2007”), contained twenty-seven and twenty-six weeks of operations, respectively.

Reclassifications:  Prior period items on the Company’s Consolidated Condensed Statement of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations.

Stock-Based Compensation:  417,400 stock options were granted during the Three Months Ended July 5, 2008, and 17,100 and 300,700 stock options were granted during the Three and Six Months Ended June 30, 2007, respectively. There were no stock options granted during the period December 30, 2007 to April 5, 2008.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The fair values of stock options granted during the Three and Six Months Ended July 5, 2008 and June 30, 2007, respectively, were estimated at the dates of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Weighted average risk free rate of return (a)	3.21%	4.60%	3.21%	4.44%
Dividend yield (b)	—	—	—	—
Expected volatility of the market price of the Company’s common stock	36.1%	31.3%	36.1%	31.3%
Expected option life	6 years	6 years	6 years	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Stock-based compensation expense before income taxes:
Stock options	$1,393	$1,570	$2,664	$3,465
Restricted stock grants	1,989	1,764	4,690	3,879

Total(a)	3,382	3,334	7,354	7,344

Income tax benefit:
Stock options	486	557	930	1,228
Restricted stock grants	312	625	736	1,374

Total	798	1,182	1,666	2,602

Stock-based compensation expense after income taxes:
Stock options	907	1,013	1,734	2,237
Restricted stock grants	1,677	1,139	3,954	2,505

Total	$2,584	$2,152	$5,688	$4,742

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Included in income from continuing operations	$3,382	$3,275	$7,047	$7,242
Included in income from discontinued operations	—	59	307	102

	$3,382	$3,334	$7,354	$7,344

Foreign Currency Exchange Contracts:  During the Three and Six Months Ended July 5, 2008, the Company entered into foreign currency exchange contracts which were designed to fix the number of euros

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

required to satisfy 50% of future dollar denominated purchases of inventory that certain of the Company’s European subsidiaries expect to make. Prior to January 2008, the Company’s policy was to enter into foreign currency exchange contracts designed to fix the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. The foreign currency exchange contracts entered into during the Three and Six Months Ended July 5, 2008 were not designated as cash flow hedges. See Note 19.

Recent Accounting Pronouncements:  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of July 5, 2008, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk — related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

the asset). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(revised 2007), Business Combinations, and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

Note 3 —	Acquisitions

2008 CK Licenses:  In connection with the consummation of the January 31, 2006 acquisition of 100% of the shares of the companies (“the CKJEA Business”) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008. The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the “Transfer Agreement”) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (“PVH”), the parent company of Calvin Klein, Inc. (“CKI”). In connection therewith, the Company paid approximately $42,000 (net of expected working capital adjustments) to, or on behalf of, PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the “2008 CK Licenses”).

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

During the Six Months Ended July 5, 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and recorded an initial restructuring charge (included in selling, general and administrative expenses) of $18,535 related to the transfer of the Collection License Company to PVH.

Retail Stores in China:  Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2,524.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 4 —	Discontinued Operations

Designer Swimwear brands (except for Calvin Klein):  During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of July 5, 2008 and December 29, 2007 and for the Three and Six Months Ended July 5, 2008 and Three and Six Months Ended June 30, 2007. Pursuant to the agreement related to the sale of the Catalina, Anne Cole and Cole of California businesses, the Company was obligated to provide transition services to the buyer through June 30, 2008. In addition, the selling price is subject to working capital adjustments. During the Three and Six Months Ended July 5, 2008, the Company recorded charges of approximately $3,581 and $6,762, primarily related to working capital adjustments associated with the disposition of these brands. In addition, during the Three Months Ended July 5, 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses. As a result, these business units have been classified as discontinued operations as of July 5, 2008 and for the Three and Six Months Ended July 5, 2008 and the Three and Six Months Ended June 30, 2007. During the Three and Six Months Ended July 5, 2008, the Company recognized losses (as part of “Income (loss) from discontinued operations, net of taxes”) of $2,165 and $2,213, respectively related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.

Lejaby Sale:  During Fiscal 2007, the Company began exploring strategic alternatives for its Lejaby business including the potential sale of this business. On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (”Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement (the “TSA”) with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers (primarily related to information technology, operational and logistical, accounting and finance, real estate and human resources and payroll services) for which the Company will be reimbursed. Pursuant to the TSA the Company will continue to operate the Canadian portion of the Lejaby business through the term of the TSA. As a result, the Lejaby business (with the exception of the Company’s Canadian Lejaby division) has been classified as a discontinued operation as of July 5, 2008 and December 29, 2007 and for the Three and Six Months Ended July 5, 2008 and Three and Six Months Ended June 30, 2007. During March 2008, the Company recorded a gain (as part of “Income (loss) from discontinued operations, net of taxes”) of $11,142 related to the sale of Lejaby. In addition, during the Three Months Ended April 5, 2008, the Company repatriated, in the form of a dividend to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of approximately $19,000 which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Summarized operating results for the discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Net revenues	$4,096	$54,035	$39,809	$140,780

Income (loss) before provision for income taxes	$(11,699)	$(5,812)	$(224)	$5,940
Provision (benefit) for income taxes	(4,569)	1,979	(3,737)	4,004

Income (loss) from discontinued operations	$(7,130)	$(7,791)	$3,513	$1,936

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	July 5,	December 29,	June 30,
	2008	2007	2007

Accounts receivable, net	$8,931	$21,487	$3,103
Inventories	192	28,167	745
Prepaid expenses and other current assets	1,024	6,217	555
Deferred Tax Asset — Current	—	524	—
Property, plant and equipment, net	373	3,001	129
Licenses, trademarks and other intangible assets, net	—	6,351	—
Deferred Tax Asset — Non Current	—	1,924	—
Other assets	—	260	—

Assets of discontinued operations	$10,520	$67,931	$4,532

Accounts payable	$5,017	$14,867	$614
Accrued liabilities	9,563	21,693	1,057
Deferred Tax Liablilty — Current	—	7	7
Deferred Tax Liablilty — Long Term	—	935	—
Other long-term liabilities	2,561	5,064	—

Liabilities of discontinued operations	$17,141	$42,566	$1,678

Note 5 —	Restructuring Expenses

During the Three and Six Months Ended July 5, 2008, the Company incurred restructuring charges of $5,975 and $26,317, respectively. For the Three Months Ended July 5, 2008, charges related to legal, impairment/writedown of property, plant and equipment, employee termination, lease and contract termination costs and costs associated with the disposition of the Company’s manufacturing plants in Mexico. For the Six Months ended July 5, 2008, charges related to the initial Collection License Company Charge in addition to the types of costs incurred for the Three Months ended July 5, 2008.

During the Three and Six Months Ended July 5, 2007, the Company incurred restructuring charges of $3,246 and $4,088, respectively. For the Three Months and Six Months Ended June 30, 2007, charges related to inventory writedown, legal, impairment/writedown of property, plant and equipment, employee termination, lease and contract termination costs.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Employee termination costs and legal fees are recorded in accrued liabilities on the Company’s balance sheet and are expected to be settled within twelve months. Lease and contract termination costs are recorded in other long-term liabilities on the Company’s balance sheet and are expected to be settled over the next six years. Amounts incurred during the Six Months Ended July 5, 2008 relating to the initial Collection License Company Charge and to costs associated with the disposition of the Company’s manufacturing plants in Mexico have been paid during the Six Months Ended July 5, 2008.

For the Three and Six Months Ended July 5, 2008, the cash portion of restructuring items was $4,568 and $24,878, respectively, and the non-cash portion was $1,407 and $1,439, respectively. For the Three Months and Six Months Ended July 5, 2007, the cash portion of restructuring items was $2,520 and $2,695, respectively, and the non-cash portion was $726 and $1,393, respectively.

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three and Six Months Ended July 5, 2008 and Three and Six Months Ended June 30, 2007, as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Cost of goods sold	$104	$2,401	$840	$3,001
Selling, general and administrative expenses	5,871	845	25,477	1,087

	$5,975	$3,246	$26,317	$4,088

Changes in liabilities related to restructuring expenses for the Six Months Ended July 5, 2008 are summarized below:

Total

Balance at December 29, 2007	$4,718
Charges for the Six Months Ended July 5, 2008	24,878
Cash reductions for the Six Months Ended July 5, 2008	(25,921)
Non-cash changes and foreign currency effects	(455)

Balance at July 5, 2008	$3,220

Note 6 —	Business Segments and Geographic Information

Business Segments:  The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of July 5, 2008, the Sportswear Group operated 356 Calvin Klein retail stores worldwide (consisting of 29 full price free-standing stores, 22 outlet free standing stores and 305 shop-in-shop/concession stores). As of July 5, 2008, there were also 321 retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of July 5, 2008, the Intimate Apparel Group operated: (i) 448 Calvin Klein retail stores worldwide (consisting of 35 free-standing stores, 48 outlet free-standing stores, one on-line store and 364 shop-in-shop/concession stores). As of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

July 5, 2008, there were also 204 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard®, and Calvin Klein brand names. The Swimwear Group operates one on-line store.

Information by business group is set forth below:

	Sportswear	Intimate	Swimwear	Group	Corporate/
	Group	Apparel Group	Group	Total	Other	Total

Three Months Ended July 5, 2008
Net revenues	$249,395	$172,746	$81,694	$503,835	$—	$503,835
Operating income (loss)	23,040	31,826	7,658	62,524	(13,592)	48,932
Depreciation and amortization	6,787	2,894	614	10,295	782	11,077
Restructuring expense	4,401	18	144	4,563	1,412	5,975
Capital expenditures	2,089	3,620	85	5,794	2,192	7,986
Three Months Ended June 30, 2007
Net revenues	$192,890	$139,453	$80,158	$412,501	$—	$412,501
Operating income (loss)	18,300	22,016	937	41,253	(13,043)	28,210
Depreciation and amortization	7,013	2,737	2,714	12,464	1,057	13,521
Restructuring expense	21	19	3,206	3,246	—	3,246
Capital expenditures	4,843	1,769	199	6,811	1,472	8,283
Six Months Ended July 5, 2008
Net revenues	$549,514	$340,345	$182,204	$1,072,063	$—	$1,072,063
Operating income (loss)	45,119	64,250	22,476	131,845	(27,031)	104,814
Depreciation and amortization	13,668	5,668	1,101	20,437	1,895	22,332
Restructuring expense (income)	23,096	695	1,114	24,905	1,412	26,317
Capital expenditures	5,450	6,361	132	11,943	4,284	16,227
Six Months Ended June 30, 2007
Net revenues	$428,321	$276,823	$176,597	$881,741	$—	$881,741
Operating income (loss)	45,226	45,734	14,415	105,375	(25,854)	79,521
Depreciation and amortization	13,361	5,431	4,878	23,670	2,167	25,837
Restructuring expense	119	120	3,872	4,111	(23)	4,088
Capital expenditures	7,648	2,726	285	10,659	3,017	13,676

Balance Sheet
Total Assets:
July 5, 2008	$872,501	$347,190	$145,124	$1,364,815	$244,837	$1,609,652
December 29, 2007	758,311	359,508	166,862	1,284,681	321,822	1,606,503
June 30, 2007	770,854	409,720	230,943	1,411,517	171,917	1,583,434
Property, Plant and Equipment:
July 5, 2008	$23,750	$27,986	$4,070	$55,806	$56,821	$112,627
December 29, 2007	24,187	26,112	4,613	54,912	57,004	111,916
June 30, 2007	20,654	19,127	11,510	51,291	67,026	118,317

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes.

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Unallocated corporate expenses	$11,398	$11,986	$23,724	$23,710
Restructuring expense	1,412	—	1,412	(23)
Depreciation and amortization of corporate assets	782	1,057	1,895	2,167

Corporate/other	$13,592	$13,043	$27,031	$25,854

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Operating income by operating group	$62,524	$41,253	$131,845	$105,375
Corporate/other	(13,592)	(13,043)	(27,031)	(25,854)

Operating income	48,932	28,210	104,814	79,521
Other loss (income)	(1,203)	(6,280)	4,258	(6,882)
Interest expense	7,086	9,494	16,476	18,806
Interest income	(671)	(753)	(1,604)	(1,036)

Income from continuing operations before provision for income taxes and minority interest	$43,720	$25,749	$85,684	$68,633

Geographic Information:  Net revenues summarized by geographic region are as follows:

	Three Months Ended
	July 5,		June 30,
	2008	%	2007	%

Net revenues:
United States	$254,484	50.6%	$241,921	58.7%
Europe	119,790	23.8%	79,304	19.2%
Asia	71,790	14.2%	50,426	12.2%
Canada	31,349	6.2%	26,109	6.3%
Mexico, Central and South America	26,422	5.2%	14,741	3.6%

	$503,835	100.0%	$412,501	100.0%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended
	July 5,		June 30,
	2008	%	2007	%

Net revenues:
United States	$511,498	47.7%	$487,726	55.3%
Europe	291,956	27.2%	200,976	22.8%
Asia	158,373	14.8%	112,821	12.8%
Canada	58,850	5.5%	49,512	5.6%
Mexico, Central and South America	51,386	4.8%	30,706	3.5%

	$1,072,063	100.0%	$881,741	100.0%

Information about Major Customers:  For the Three and Six Months Ended July 5, 2008 and the Three and Six Months Ended June 30, 2007, no one customer accounted for 10% or more of the Company’s net revenues.

Note 7 —	Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Provision for income taxes included in income from continuing operations
Domestic	$2,189	$845	$25,580	$5,970
Foreign	14,889	3,336	26,185	12,847

	$17,078	$4,181	$51,765	$18,817

The provision for income taxes was $17,078 or an effective tax rate of 39.1% for the Three Months Ended July 5, 2008, compared to $4,181, or an effective tax rate of 16.2% for the Three Months Ended June 30, 2007. The effective tax rate for the Three Months Ended July 5, 2008 includes an increase in estimated non-deductible expenses, restructuring costs which provided no tax benefit to the Company, an earnings mix between higher and lower taxing jurisdictions and income tax charges related to prior years’ tax provisions. The effective tax rate for the Three Months Ended June 30, 2007 included a reduction based on a change in the earnings mix between higher and lower taxing jurisdictions from the first quarter of the 2007 fiscal year to the second quarter of the 2007 fiscal year.

The provision for income taxes was $51,765, or an effective tax rate of 60.4% for the Six Months Ended July 5, 2008, compared to $18,817, or an effective tax rate of 27.4% for the Six Months Ended June 30, 2007. The higher effective tax rate for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007 primarily reflects; (i) a charge of approximately $19,000 related to the repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4); (ii) certain restructuring expenses associated with the transfer of the Collection License Company to PVH, which provided no tax benefits to the Company and (iii) income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company does not have a valuation allowance against its U.S. federal deferred tax assets but has established a valuation allowance against certain of its U.S. state and foreign deferred tax assets of approximately $6,100 and $6,200 respectively. Of the $6,100 and $6,200 approximately $3,100 and $2,200, respectively, will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies as of July 5, 2008. The remainder of the valuation allowance will be applied to reduce goodwill or intangible assets until exhausted and thereafter will be reported as a direct addition to paid-in capital or benefit to net income.

The Company is required to file tax returns in multiple domestic and foreign jurisdictions and these tax returns are subject to audit by taxing authorities. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 1999. The IRS has not commenced examinations of the Company’s U.S. income tax returns for the 1999 through 2007 tax years. The Company has been examined in various state and local and foreign jurisdictions in the last several years and has a variety of open tax years remaining in those jurisdictions. Management does not believe the outcome of any examinations will be material to the Company’s financial statements.

The Company applies the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Three Months Ended July 5, 2008 the Company reduced its liability for uncertain tax positions by approximately $1,400 reflecting a decrease of approximately $3,200 related to liabilities for uncertain tax positions in existence on the date of acquisition of the CKJEA business, partially offset by accruals of approximately $1,800 recorded during the Three Months Ended July 5, 2008 related to various uncertain tax positions. During the Three Months Ended April 5, 2008 the Company concluded an audit examination in the Netherlands for tax years prior to 2006 which resulted in a reduction to the liability for uncertain tax positions of approximately $2,000 in accordance with the terms of the tax ruling in effect for the audit period. Thus, for the Six Months Ended July 5, 2008 the Company’s liabilities for uncertain tax positions were reduced by a total of $3,400.

It is the Company’s belief that it is reasonably possible that an adjustment to the FIN 48 liability could occur within the next 12 months related to certain of the Company’s uncertain tax positions. Any additional impact on the Company’s income tax liability resulting from those positions can not presently be determined. The Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of July 5, 2008 of approximately $2,000.

Note 8 —	Employee Benefit and Retirement Plans

Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the “U.S. Plan”).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The Company also sponsors defined benefit plans for certain of its foreign employees (“Foreign Plans”). The Company follows SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and SFAS No. 158, Employer’s Accounting for Pensions, in regard to accounting for its Pension Plans. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the first half of fiscal 2008, the rate of return on the Pension Plan’s assets has been a loss of approximately 4.6%. The Company uses an assumed rate of return of 8% per year on Pension Plan assets to estimate pension income/expense on an interim basis.

The fair value of the Pension Plan’s assets was approximately $130,507 at July 5, 2008, compared to approximately $138,147 at December 30, 2007 and an assumed value of approximately $141,000, net of benefits paid, at July 5, 2008. The Company will record any decrease in the fair value of the Pension Plan’s assets as a reduction in Pension Plan income (increase in pension expense) in the fourth quarter of fiscal 2008. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for fiscal 2008.

The following table includes the Company’s U.S. Plan. The Foreign Plans were not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Service cost	$—	$—	$5	$49
Interest cost	2,472	2,196	81	110
Expected return on plan assets	(2,763)	(2,546)	—	—
Amortization of actuarial loss (gain)	—	—	(22)	36

Net benefit (income) cost (a)	$(291)	$(350)	$64	$195

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Service cost	$—	$—	$122	$98
Interest cost	4,949	4,393	161	220
Expected return on plan assets	(5,531)	(5,092)	—	—
Amortization of actuarial loss (gain)	—	—	(44)	72

Net benefit (income) cost (a)	$(582)	$(699)	$239	$390

(a)	Pension Plan net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of $(159) and $6 for the Three Months Ended June 30, 2007 and for the Six Months Ended June 30, 2007, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The Company’s contributions to the domestic plan were $4,433 during the Six Months Ended July 5, 2008 and are expected to be $8,133 in total for the fiscal year ending January 3, 2009.

Deferred Compensation Plan

The Company’s liability for employee contributions and investment activity was $1,765, $1,379 and $1,392 as of July 5, 2008, December 29, 2007 and June 30, 2007, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $326 and $242 as of July 5, 2008 and December 29, 2007, respectively. This liability is included in other long-term liabilities.

Note 9 —	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2008	2007	2008	2007

Net income	$19,364	$13,777	$37,073	$51,752
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,196)	2,899	25,508	4,055
Other	(175)	(5)	70	106

Total comprehensive income	$15,993	$16,671	$62,651	$55,913

The components of accumulated other comprehensive income as of July 5, 2008, December 29, 2007 and June 30, 2007 are summarized below:

	July 5,	December 29,	June 30,
	2008	2007	2007

Foreign currency translation adjustments (a)	$96,118	$70,610	$38,132
Actuarial gains (losses), net related to post retirement medical plans	(837)	(793)	(2,350)
Other	(120)	(234)	(168)

Total accumulated other comprehensive income	$95,161	$69,583	$35,614

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 10 —	Fair Value Measurement

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
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

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

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities
Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data
Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable

Valuation Techniques

The fair value of interest rate swaps was estimated based on the amount that the Company would receive or pay to terminate the swaps on the valuation date. Those amounts are based on receipt of interest at a fixed interest rate of 8 7/8% and a payment of a variable rate based on a fixed interest rate above the six month London Interbank Offered Rate (“LIBOR”). As such, the fair value of the interest rate swaps is classified as level 2, as defined above.

The fair value of foreign currency exchange contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts meets the definition of level 2 fair value, as defined above.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 5, 2008, as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swaps	$—	$251	$—
Liabilities
Foreign currency exchange contracts	$—	$713	$—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 11 —	Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	July 5,	December 29,	June 30,
	2008	2007	2007

Finished goods	$252,130	$260,478	$279,720
Work in process/in transit	62,545	57,074	47,556
Raw materials	1,675	15,100	29,797

	$316,350	$332,652	$357,073

Note 12 —	Intangible Assets and Goodwill

The following tables set forth intangible assets as of July 5, 2008, December 29, 2007 and June 30, 2007 and the activity in the intangible asset accounts for the Six Months Ended July 5, 2008:

	July 5, 2008			December 29, 2007			June 30, 2007
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$314,679	$33,346	$281,333	$271,634	$29,525	$242,109	$322,330	$24,710	$297,620
Sales order backlog	—	—	—	—	—	—	1,600	1,600	—
Other	17,789	5,710	12,079	16,912	4,469	12,443	15,966	3,168	12,798

	332,468	39,056	293,412	288,546	33,994	254,552	339,896	29,478	310,418

Indefinite-lived intangible assets:
Trademarks	19,366	—	19,366	19,366	—	19,366	119,811	—	119,811
Licenses in perpetuity	8,909	—	8,909	8,909	—	8,909	42,940	—	42,940

	28,275	—	28,275	28,275	—	28,275	162,751	—	162,751

Intangible Assets(a)	$360,743	$39,056	$321,687	$316,821	$33,994	$282,827	$502,647	$29,478	$473,169

(a)	During Fiscal 2007, reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets in existence as of the Effective Date) of $188,557 were ratably applied against non-current intangible assets in existence as of the Effective Date as follows: $178,095 to intangibles of continuing operations, $10,401 to intangibles of discontinued operations and $61 to intangible assets that were sold during Fiscal 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at December 29, 2007	$19,366	$8,909	$242,109	$12,443	$282,827
Amortization expense	—	—	(3,821)	(1,241)	(5,062)
Acquisitions(a)	—	—	24,700	—	24,700
Renewal of Chaps license(b)	—	—	2,027	—	2,027
Translation adjustments	—	—	16,318	877	17,195

Balance at July 5, 2008	$19,366	$8,909	$281,333	$12,079	$321,687

(a)	In connection with the purchase of the 2008 CK Licenses, the Company recorded intangible assets of $24,700 during the Six Months Ended July 5, 2008 related to licenses for a term. See Note 3. The Company expects to amortize the 2008 CK Licenses over a weighted average period of approximately 37 years.

(b)	During the Six Months Ended July 5, 2008, the Company paid $2,027 to renew its Chaps license through December 31, 2013. The Company expects to amortize the rights associated with the Chaps renewal payment over a period of approximately five years.

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2009	$10,089
2010	10,089
2011	9,392
2012	9,181
2013	8,879

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 5, 2008:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at December 29, 2007	$105,906	$400	$642	$106,948
Adjustment:
Translation adjustments	6,306	26	—	6,332
Other (a)	(1,925)	—	—	(1,925)

Goodwill balance at July 5, 2008	$110,287	$426	$642	$111,355

(a)	Primarily related to the reduction of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA businesses.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 13 —	Debt

Debt was as follows:

	July 5,	December 29,	June 30,
	2008	2007	2007

Short-term debt:
CKJEA notes payable and other	$33,762	$54,315	$43,560
Current portion of Term B Note due 2012	1,800	1,800	1,800

	35,562	56,115	45,360

Long-term debt:
8 7/8% Senior Notes due 2013	160,890	205,000	205,000
Unrealized gain on swap agreements	251	—	—
Term B Note due 2012	104,150	105,500	126,400
Other	—	—	2

	265,291	310,500	331,402

Total Debt	$300,853	$366,615	$376,762

Senior Notes

During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s consolidated statement of operations.

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”), the weighted average effective interest rate of the Senior Notes was 8.15% as of July 5, 2008, 8.93% as of December 29, 2007 and 9.14% as of June 30, 2007.

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized gain (loss) of the Company’s outstanding swap agreements:

	July 5,	December 29,	June 30,
	2008	2007	2007

Unrealized gain (loss):
2003 Swap Agreement	$301	$128	$(2,378)
2004 Swap Agreement	(50)	(148)	(1,449)

Net unrealized gain (loss)	$251	$(20)	$(3,827)

Revolving Credit Facility; Amended and Restated Credit Agreement

As of July 5, 2008, under the Company’s Amended and Restated Credit Agreement, the Company had $105,950 outstanding under the Term B Note and no amount outstanding under the revolving credit facility. As of July 5, 2008, the Company had $130,300 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $189,349 (based upon the current borrowing base calculations) and borrowings available against cash on hand of $3,918 less outstanding letters of credit of $62,967.

In July 2008, the Company signed a proposal letter with two banks as Co-Lead Arrangers to syndicate a senior secured revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility is expected to replace the Company’s existing Amended and Restated Credit Agreement and the Company’s Foreign Revolving Credit Facility. The New Revolving Credit Facility is expected to close during the third quarter of 2008.

CKJEA Notes Payable

The weighted average effective interest rate for the outstanding CKJEA notes payable was 5.67% as of July 5, 2008, 4.88% as of December 29, 2007 and 5.01% as of June 30, 2007. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 5, 2008 for additional terms of no more than 12 months.

Note 14 —	Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at July 5, 2008, December 29, 2007 and June 30, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of, and for the Six Months Ended, July 5, 2008 is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding as of December 29, 2007	3,369,348	$18.76
Granted	417,400	50.02
Exercised	(993,869)	19.22
Forfeited/Expired	(43,765)	24.13

Outstanding as of July 5, 2008	2,749,114	$23.26

Exercisable as of July 5, 2008	1,878,420	$16.90

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of, and for the Six Months Ended, July 5, 2008 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	Shares/Units	Value

Unvested as of December 29, 2007	833,292	$26.06
Granted	229,840	48.31
Vested	(321,561)	25.20
Forfeited	(39,134)	26.04

Unvested as of July 5, 2008	702,437	$33.73

Note 15 —	Supplemental Cash Flow Information

	Six Months Ended
	July 5, 2008	June 30, 2007

Cash paid (received) during the period for:
Interest expense	$15,167	$15,945
Interest income	(1,185)	(73)
Income taxes, net of refunds received	19,381	18,124
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	1,662	2,955

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 16 —	Income per Common Share

	Three Months Ended
	July 5, 2008	June 30, 2007

Numerator for basic and diluted income per common share:
Income from continuing operations	$26,494	$21,568

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,340,695	45,146,246

Income per common share from continuing operations	$0.58	$0.48

Diluted:
Weighted average number of shares outstanding	45,340,695	45,146,246
Effect of dilutive securities:
Employee stock options	1,122,072	1,064,140
Unvested employees’ restricted stock	317,872	324,144

Weighted average number of shares and share equivalents outstanding	46,780,639	46,534,530

Income per common share from continuing operations	$0.57	$0.46

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	415,500	—

	Six Months Ended
	July 5, 2008	June 30, 2007

Numerator for basic and diluted income per common share:
Income from continuing operations	$33,560	$49,816

Basic:
Weighted average number of shares outstanding used in computing income per common share	44,953,200	45,058,976

Income per common share from continuing operations	$0.75	$1.11

Diluted:
Weighted average number of shares outstanding	44,953,200	45,058,976
Effect of dilutive securities:
Employee stock options	1,212,987	1,063,292
Unvested employees’ restricted stock	424,135	360,396

Weighted average number of shares and share equivalents outstanding	46,590,322	46,482,664

Income per common share from continuing operations	$0.72	$1.07

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	417,400	—

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

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

OP Litigation and Other:  On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”). The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers (the “Sellers”) under certain circumstances. On November 6, 2006, the Company sold the OP business. The Sellers of OP have filed an action against the Company alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. The Company believes that the Sellers’ lawsuit is without merit and intends to defend itself vigorously. In addition, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. The Company believes that it is adequately reserved for any potential settlements.

Note 18 —	Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of July 5, 2008, December 29, 2007 and June 30, 2007 and for the Three and Six Months Ended July 5, 2008 and the Three and Six Months Ended June 30, 2007 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$9,557	$233	$144,726	$—	$154,516
Accounts receivable, net	—	—	130,819	180,064	—	310,883
Inventories	—	68,582	59,136	188,632	—	316,350
Prepaid expenses and other current assets	—	72,286	16,544	79,202	—	168,032
Assets of discontinued operations	—	269	8,682	1,569	—	10,520

Total current assets	—	150,694	215,414	594,193	—	960,301

Property, plant and equipment, net	—	53,806	6,091	52,730	—	112,627
Investment in subsidiaries	1,107,224	551,617	—	—	(1,658,841)	—
Other assets	—	78,150	51,691	406,883	—	536,724

Total assets	$1,107,224	$834,267	$273,196	$1,053,806	$(1,658,841)	$1,609,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$81	$9,506	$7,554	$—	$17,141
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	64,945	32,194	250,045	—	347,184

Total current liabilities	—	65,026	41,700	257,599	—	364,325

Intercompany accounts	248,968	17,385	(420,852)	154,499		—
Long-term debt	—	265,291	—	—	—	265,291
Other long-term liabilities	—	12,425	2,743	106,610	—	121,778
Stockholders’ equity	858,256	474,140	649,605	535,098	(1,658,841)	858,258

Total liabilities and stockholders’ equity	$1,107,224	$834,267	$273,196	$1,053,806	$(1,658,841)	$1,609,652

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	December 29, 2007
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
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	June 30, 2007
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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$116,221	$135,397	$252,217	$—	$503,835
Cost of goods sold	—	74,304	89,610	115,010	—	278,924

Gross profit	—	41,917	45,787	137,207	—	224,911
SG&A expenses (including amortization of intangible assets)	—	38,030	27,930	110,310	—	176,270
Pension expense (income)	—	(291)	—	—	—	(291)

Operating income (loss)	—	4,178	17,857	26,897	—	48,932
Equity in income of subsidiaries	(19,364)	—	—	—	19,364	—
Intercompany	—	(2,305)	(713)	3,018	—	—
Other (income) loss	—	332	(983)	(552)	—	(1,203)
Interest (income) expense, net	—	6,048	—	367	—	6,415

Income (loss) from continuing operations before provision for income taxes and minority interest	19,364	103	19,553	24,064	(19,364)	43,720
Provision (benefit) for income taxes	—	(22,412)	15,924	23,566	—	17,078

Income (loss) from continuing operations before minority interest	19,364	22,515	3,629	498	(19,364)	26,642
Minority interest	—	—	—	(148)	—	(148)

Income (loss) from continuing operations	19,364	22,515	3,629	350	(19,364)	26,494
Income (loss) from discontinued operations, net of income taxes	—	(18)	(6,096)	(1,016)	—	(7,130)

Net income (loss)	$19,364	$22,497	$(2,467)	$(666)	$(19,364)	$19,364

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$110,694	$130,302	$171,505	$—	$412,501
Cost of goods sold	—	74,993	84,791	80,629	—	240,413

Gross profit	—	35,701	45,511	90,876	—	172,088
SG&A expenses (including amortization of intangible assets)	—	37,868	33,531	72,988	—	144,387
Pension expense (income)	—	(348)	—	(161)	—	(509)

Operating income (loss)	—	(1,819)	11,980	18,049	—	28,210
Equity in income of subsidiaries	(13,777)	—	—	—	13,777	—
Intercompany	—	(2,262)	(1,910)	4,172	—	—
Other (income) loss	—	—	(6)	(6,274)	—	(6,280)
Interest (income) expense, net	—	7,437	(2)	1,306	—	8,741

Income (loss) from continuing operations before provision for income taxes and minority interest	13,777	(6,994)	13,898	18,845	(13,777)	25,749
Provision (benefit) for income taxes	—	(1,781)	2,911	3,051	—	4,181

Income (loss) from continuing operations	13,777	(5,213)	10,987	15,794	(13,777)	21,568
Income (loss) from discontinued operations, net of income taxes	—	1,163	(6,288)	(2,666)	—	(7,791)

Net income (loss)	$13,777	$(4,050)	$4,699	$13,128	$(13,777)	$13,777

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$222,379	$279,910	$569,774	$—	$1,072,063
Cost of goods sold	—	144,963	186,896	260,922	—	592,781

Gross profit	—	77,416	93,014	308,852	—	479,282
SG&A expenses (including amortization of intangible assets)	—	77,198	58,649	239,203	—	375,050
Pension expense (income)	—	(582)	—	—	—	(582)

Operating income (loss)	—	800	34,365	69,649	—	104,814
Equity in income of subsidiaries	(37,073)	—	—	—	37,073	—
Intercompany	—	(3,729)	(2,955)	6,684	—	—
Other (income) loss	—	3,524	(170)	904	—	4,258
Interest (income) expense, net	—	13,531	(1)	1,342	—	14,872

Income (loss) from continuing operations before provision for income taxes and minority interest	37,073	(12,526)	37,491	60,719	(37,073)	85,684
Provision (benefit) for income taxes	—	(7,563)	22,648	36,680	—	51,765

Income (loss) from continuing operations before minority interest	37,073	(4,963)	14,843	24,039	(37,073)	33,919
Minority interest	—	—	—	(359)	—	(359)

Income (loss) from continuing operations	37,073	(4,963)	14,843	23,680	(37,073)	33,560
Income (loss) from discontinued operations, net of income taxes	—	(127)	(8,497)	12,137	—	3,513

Net income (loss)	$37,073	$(5,090)	$6,346	$35,817	$(37,073)	$37,073

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$213,297	$270,908	$397,536	$—	$881,741
Cost of goods sold	—	149,726	172,765	189,804	—	512,295

Gross profit	—	63,571	98,143	207,732	—	369,446
SG&A expenses (including amortization of intangible assets)	—	46,557	94,937	149,124	—	290,618
Pension expense (income)	—	(698)	—	5	—	(693)

Operating income (loss)	—	17,712	3,206	58,603	—	79,521
Equity in income of subsidiaries	(51,752)	—	—	—	51,752	—
Intercompany	—	(4,394)	(4,418)	8,812	—	—
Other (income) loss	—	12	(6)	(6,888)	—	(6,882)
Interest (income) expense, net	—	15,836	(5)	1,939	—	17,770

Income (loss) from continuing operations before provision for income taxes	51,752	6,258	7,635	54,740	(51,752)	68,633
		—	—	—
Provision (benefit) for income taxes	—	2,254	1,071	15,492	—	18,817

Income (loss) from continuing operations	51,752	4,004	6,564	39,248	(51,752)	49,816
Income (loss) from discontinued operations, net of income taxes	—	1,177	(2,684)	3,443	—	1,936

Net income (loss)	$51,752	$5,181	$3,880	$42,691	$(51,752)	$51,752

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(14,708)	$(8,623)	$13,415	$66,304	$—	$56,388
Net cash used in operating activities from discontinued operations	—	(1,695)	(10,304)	(5,849)	—	(17,848)

Net cash provided by (used in) operating activities	(14,708)	(10,318)	3,111	60,455	—	38,540

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	164	—	170
Purchase of property, plant and equipment	—	(6,726)	(645)	(12,184)	—	(19,555)
Proceeds from the sale of businesses, net	—	—	(2,430)	30,285	—	27,855
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)	—	(26,727)

Net cash used in investing activities from continuing operations	—	(8,747)	(3,075)	(8,791)	—	(20,613)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(8,747)	(3,075)	(8,791)	—	(20,613)

Cash flows from financing activities:
Repayment of Term B Note	—	(1,350)	—	—	—	(1,350)
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Decrease in short-term notes payable	—	—	—	(25,087)	—	(25,087)
Proceeds from the exercise of employee stock options	19,087	—	—	—	—	19,087
Purchase of treasury stock	(4,379)	—	—	—	—	(4,379)
Payment of deferred financing costs	—	(17)	—	—	—	(17)

Net cash provided by (used in) financing activities	14,708	(47,552)	—	(25,087)	—	(57,931)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2,602	—	2,602
Increase (decrease) in cash and cash equivalents	—	(66,617)	36	29,179	—	(37,402)
Cash and cash equivalents at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents at end of period	$—	$9,557	$233	$144,726	$—	$154,516

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$22,035	$46,068	$(32,287)	$25,820	$—	$61,636
Net cash provided by operating activities from discontinued operations	—	68	33,781	1,722	—	35,571

Net cash provided by operating activities	22,035	46,136	1,494	27,542	—	97,207

Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(6,422)	(280)	(7,770)	—	(14,472)
Business acquisitions, net of cash acquired	—	(665)	—	(810)	—	(1,475)
Other	—	692	(1,028)	197		(139)

Net cash used in investing activities from continuing operations	—	(4,864)	(1,308)	(8,383)	—	(14,555)
Net cash used in investing activities from discontinued operations	—	—	—	(258)	—	(258)

Net cash used in investing activities	—	(4,864)	(1,308)	(8,641)	—	(14,813)

Cash flows from financing activities:
Repayment of Term B Note	—	(40,900)	—	—	—	(40,900)
Borrowings under revolving credit facility	—	—	—	—	—	—
Decrease in short-term CKJEA notes payable	—	—	—	(24,211)	—	(24,211)
Proceeds from the exercise of employee stock options	10,526	—	—	—	—	10,526
Repurchase of treasury stock	(32,561)	—	—	—	—	(32,561)
Other	—	57	—	(212)	—	(155)

Net cash provided by (used in) financing activities	(22,035)	(40,843)	—	(24,423)	—	(87,301)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	971	—	971
Decrease in cash and cash equivalents	—	429	186	(4,551)	—	(3,936)
Cash and cash equivalents, at beginning of period	—	68,255	104	98,631	—	166,990

Cash and cash equivalents, at end of period	$—	$68,684	$290	$94,080	$—	$163,054

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 19 —	Commitments

Except as set forth below, the contractual obligations and commitments in existence as of July 5, 2008 did not differ materially from those disclosed as of December 29, 2007 in the Company’s Annual Report on Form 10-K for Fiscal 2007.

	Payments Due by Year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating leases entered into during the Six Months Ended July 5, 2008	$8,907	$15,652	$14,020	$10,899	$9,168	$32,686	$91,332
Other contractual obligations pursuant to agreements entered into during the Six Months Ended July 5, 2008	2,817	347	157	301	—	145	$3,767

Total	$11,724	$15,999	$14,177	$11,200	$9,168	$32,831	$95,099

In addition, as of July 5, 2008, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $31,065 for a total of approximately €20,302 at a weighted average exchange rate of $1.53 to €1.00. The foreign currency exchange contracts mature through August 2009 and are designed to fix the number of euros required to satisfy 50% of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded losses of approximately $243 for the Six Months Ended July 5, 2008 in the Other loss (income) line item in the Consolidated Condensed Statement of Operations.

As of July 5, 2008, the Company was also party to outstanding foreign currency exchange contracts to purchase approximately $6,301 for a total of approximately €4,107 at a weighted average exchange rate of $1.53 to €1.00. These foreign currency exchange contracts mature through December 2008 and are designed to fix the number of euros required to satisfy certain dollar denominated minimum royalty and advertising expenses incurred by certain of the Company’s European subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s common stock. Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Statement Regarding Forward-Looking Disclosure.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (“Fiscal 2007”).

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) contained 52 weeks of operations. Additionally, the period from April 6, 2008 to July 5, 2008 (the “Three Months Ended July 5, 2008”) and the period from April 1, 2007 to June 30, 2007 (the “Three Months Ended June 30, 2007”) each contained thirteen weeks of operations. The period from December 30, 2007 to July 5, 2008 (the “Six Months Ended July 5, 2008”), and the period from December 31, 2006 to June 30, 2007 (the “Six Months Ended June 30, 2007”), contained twenty-seven and twenty-six weeks of operations, respectively.

References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. “Core Intimates” refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession/“shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group.

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s, J.C. Penney, Kohl’s, Sears, Target, and Costco. As of July 5, 2008, the Company operated: (i) 804 Calvin Klein retail stores worldwide (consisting of 135 free-standing stores (including one on-line store) and 669 shop-in-shop/concession stores); and (ii) one Speedo® on-line store. As of July 5, 2008, there were also 525 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Highlights for the Three and Six Months Ended July 5, 2008 included:

•	Net revenues increased $91.3 million, or 22.1%, to $503.8 million for the Three Months Ended July 5, 2008 and increased $190.3 million, or 21.6%, to $1,072.1 million for the Six Months Ended July 5, 2008, led primarily by the Company’s Calvin Klein businesses. Operating income increased $20.7 million, or 73.5%, to $48.9 million for the Three Months Ended July 5, 2008 and increased $25.3 million, or 31.8%, to $104.8 million for the Six Months Ended July 5, 2008. Operating income for the Three Months and Six Months Ended July 5, 2008 includes restructuring charges of $6.0 million and $26.3 million, respectively, of which zero and $18.5 million, respectively, (the “Collection License Company Charge”) recorded in the Sportswear segment related to the transfer of the Collection License Company (defined below) to Phillips-Van Heusen Corporation (“PVH”). Both net revenues and operating income for the Three and Six Months Ended July 5, 2008 benefited from the favorable impact of foreign currency translation (see below). In addition, the Six Months Ended July 5, 2008 benefited from an extra week of operating activity as the Six Months Ended July 5, 2008 contained twenty-seven weeks of operations while the Six Months Ended June 30, 2007 contained twenty-six weeks of operations. Net revenues related to the extra week of operations were approximately $23.0 million.

•	In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in $17.0 million and $44.7 million increases in net revenues and $2.0 million and $5.5 million increases in operating income for the Three and Six Months Ended July 5, 2008, respectively.

•	Income from continuing operations for the Three Months Ended July 5, 2008 was $0.57 per diluted share, a 23.9% increase compared to the $0.46 per diluted share for the Three Months Ended June 30, 2007. Income from continuing operations for the Six Months Ended July 5, 2008 was $0.72 per diluted share, a 32.7% decrease compared to the $1.07 per diluted share for the Six Months Ended June 30, 2007. Included in income from continuing operations for the Six Months Ended July 5, 2008 is a tax charge of approximately $19.0 million, or $0.42 per diluted share, related to the repatriation, to the U.S., of the net proceeds received in connection with the sale of the Company’s Lejaby business as well as restructuring charges of $25.1 million (net of income tax benefits of $1.2 million), or $0.54 per diluted share.

•	On January 30, 2008, the Company entered into an agreement with PVH whereby, for total payments of approximately $42 million (net of expected adjustments for working capital), the Company transferred 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for Calvin Klein men’s and women’s Collection apparel and accessories worldwide to PVH and acquired new, and amended certain existing, Calvin Klein licenses. The new licenses acquired and amendments to existing licenses will allow the Company to further extend its Calvin Klein direct-to-consumer business in Europe, Asia and South America. The additional rights granted to the Company extend through 2046. During the Six Months Ended July 5, 2008, the Company recorded intangible assets of $24.7 million related to the new licenses acquired and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million related to the transfer of the Collection License Company to PVH. See Note 3 of Notes to Consolidated Condensed Financial Statements.

•	On February 14, 2008, the Company entered into an agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (nominal value of approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers. During March 2008, the Company recorded a gain of $11.1 million (as part of income from discontinued operations, net of income taxes) related to the sale of Lejaby. In addition, during the Six Months Ended July 5, 2008, the Company repatriated, in the form of a dividend, to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of approximately $19.0 million which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations.

•	During the Six Months Ended July 5, 2008, from the proceeds from the sale of the Lejaby business, the Company repurchased $44.1 million aggregate principal amount of the outstanding Senior Notes (defined below) for total consideration of $46.2 million. In connection with the purchase, the Company recognized a loss of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs.

•	During the Three Months Ended July 5, 2008, in an effort to increase efficiencies related to financial reporting, the Company initiated a plan to upgrade and standardize certain of its financial reporting information systems on a global basis. The Company expects to complete the system upgrades during the third quarter of 2008.

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

Recent Accounting Pronouncements:  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of July 5, 2008, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk — related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of the asset). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(revised 2007), Business Combinations, and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that the adoption of FSP 142-3 will have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007 and the Six Months Ended July 5, 2008 compared to the Six Months ended June 30, 2007. The results of the Company’s discontinued operations are included in “Income from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended July 5, 2008 and June 30, 2007, 27 weeks of activity for the Six Months Ended July 5, 2008 and 26 weeks of activity for the Six Months Ended June 30, 2007.

	Three Months		Three Months		Six Months		Six Months
	Ended	% of Net	Ended	% of Net	Ended	% of Net	Ended	% of Net
	July 5, 2008	Revenues	June 30, 2007	Revenues	July 5, 2008	Revenues	June 30, 2007	Revenues
	(In thousands of dollars)

Net revenues	$503,835	100.0%	$412,501	100.0%	$1,072,063	100.0%	$881,741	100.0%
Cost of goods sold	278,924	55.4%	240,413	58.3%	592,781	55.3%	512,295	58.1%

Gross profit	224,911	44.6%	172,088	41.7%	479,282	44.7%	369,446	41.9%
Selling, general and administrative expenses	173,682	34.5%	140,770	34.1%	369,988	34.5%	283,567	32.2%
Amortization of intangible assets	2,588	0.5%	3,617	0.9%	5,062	0.5%	7,051	0.8%
Pension income	(291)	(0.1)%	(509)	(0.1)%	(582)	(0.1)%	(693)	(0.1)%

Operating income	48,932	9.7%	28,210	6.8%	104,814	9.8%	79,521	9.0%
Other loss (income)	(1,203)		(6,280)		4,258		(6,882)
Interest expense	7,086		9,494		16,476		18,806
Interest income	(671)		(753)		(1,604)		(1,036)

Income from continuing operations before provision for income taxes and minority interest	43,720		25,749		85,684		68,633
Provision for income taxes	17,078		4,181		51,765		18,817

Income from continuing operations before minority interest	26,642		21,568		33,919		49,816
Minority Interest	(148)		—		(359)		—

Income from continuing operations	26,494		21,568		33,560		49,816
Income (loss) from discontinued operations, net of taxes	(7,130)		(7,791)		3,513		1,936

Net income	$19,364		$13,777		$37,073		$51,752

Net Revenues

Net revenues by group were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended	Increase		Ended	Ended	Increase
	July 5, 2008	June 30, 2007	(Decrease)	% Change	July 5, 2008	June 30, 2007	(Decrease)	% Change
	(In thousands of dollars)

Sportswear Group	$249,395	$192,890	$56,505	29.3%	$549,514	$428,321	$121,193	28.3%
Intimate Apparel Group	172,746	139,453	33,293	23.9%	340,345	276,823	63,522	22.9%
Swimwear Group	81,694	80,158	1,536	1.9%	182,204	176,597	5,607	3.2%

Net revenues (a)	$503,835	$412,501	$91,334	22.1%	$1,072,063	$881,741	$190,322	21.6%

(a)	Includes $345.0 million and $256.8 million for the Three Months Ended July 5, 2008 and June 30, 2007, respectively, and $746.3 million and $562.1 million for the Six Months Ended July 5, 2008 and June 30, 2007, respectively, related to the Company’s total Calvin Klein businesses.

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

The $56.5 million increase in Sportswear net revenues and the $33.3 million increase in Intimate Apparel net revenues relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in both Europe and Asia. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $17.0 million increase in net revenues for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

The $121.2 million increase in Sportswear net revenues and the $63.5 million increase in Intimate Apparel net revenues relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in the U.S., Europe and Asia. The $5.6 million increase in Swimwear Group net revenues primarily reflects increases in Calvin Klein swimwear in Europe. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $44.7 million increase in net revenues for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. In addition, net revenues for the Six Months Ended July 5, 2008 benefited from an extra week of operations relative to the Six Months Ended June 30, 2007.

The following table summarizes the Company’s net revenues by channel of distribution for the Six Months Ended July 5, 2008 and the Six Months Ended June 30, 2007:

	Six Months	Six Months
	Ended	Ended
	July 5, 2008	June 30, 2007

United States — wholesale
Department stores and independent retailers	14%	14%
Specialty stores	9%	9%
Chain stores	6%	8%
Mass merchandisers	2%	2%
Membership clubs	8%	8%
Off price and other	8%	14%

Total United States — wholesale	47%	55%
International — wholesale	33%	28%
Retail	20%	17%

Net revenues — consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended	Increase		Ended	Ended	Increase
	July 5, 2008	June 30, 2007	(Decrease)	% Change	July 5, 2008	June 30, 2007	(Decrease)	% Change
	(In thousands of dollars)

Calvin Klein Jeans	$141,392	$103,472	$37,920	36.6%	$335,020	$249,518	$85,502	34.3%
Chaps	42,442	42,469	(27)	(0.1)%	82,159	83,139	(980)	(1.2)%
Mass sportswear licensing	—	13	(13)	(100.0)%	—	233	(233)	(100.0)%

Sportswear wholesale	183,834	145,954	37,880	26.0%	417,179	332,890	84,289	25.3%
Sportswear Calvin Klein retail	65,561	46,936	18,625	39.7%	132,335	95,431	36,904	38.7%

Sportswear Group(a) (b)	$249,395	$192,890	$56,505	29.3%	$549,514	$428,321	$121,193	28.3%

(a)	Includes net revenues of $15.4 million and $7.8 million for the Three Months Ended July 5, 2008 and June 30, 2007, respectively, and $42.3 million and $20.5 million, for the Six Months Ended July 5, 2008 and June 30, 2007, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	Includes approximately $12.8 million and $9.9 million for the Three Months Ended July 5, 2008 and June 30, 2007, respectively, and $25.7 million and $19.1 million for the Six Months Ended July 5, 2008 and June 30, 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

The $37.9 million increase in Calvin Klein jeans wholesale net revenues reflects increases of $17.4 million in the Americas, $14.8 million in Europe and $5.7 million in Asia. The increase in net revenues in the

Americas reflects increases in the U.S of $8.3 million, increases in Mexico, Central and South America of $8.0 million and increases in Canada of $1.1 million. The increase in the U.S. primarily reflects an increase in sales to department stores of approximately $1.4 million (primarily related to increases in the Plus size jeans business which launched in 2007) and increases of $5.3 million and $1.6 million in sales to offprice customers and membership clubs, respectively. Approximately 86.7% of the increase in Mexico, Central and South America reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The increase in wholesale net revenues in Europe primarily reflects an increase in selling prices coupled with volume growth in both the jeans and accessories business and the favorable effects of foreign currency translation. The increase in wholesale net revenues in Asia primarily relates to volume growth in this region, particularly in China.

The flat Chaps net revenues reflect a $0.7 million increase in the U.S, offset by a decline of $0.7 million in Canada and Mexico. The increase in Chaps net revenues in the U.S from $38.4 million for the Three Months Ended June 30, 2007 to $39.1 million for the Three Months Ended July 5, 2008 primarily reflects volume decreases in the department store and offprice channels, more than offset by the favorable effects of reductions in the level of customer allowances.

The increase in Sportswear retail net revenues primarily reflects a $12.2 million increase in Asia (primarily related to volume increases in Korea and new store openings in China) and a $6.3 million increase in Europe (primarily related to the effect of new store openings in the second, third and fourth quarters of 2007, volume increases and the favorable effect of foreign currency translation).

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

The increase in Calvin Klein jeans wholesale net revenues reflects increases of $42.0 million in Europe, $31.4 million in the Americas and $12.1 million in Asia. The increase in Europe primarily reflects an increase in selling prices coupled with volume growth in both the jeans and accessories business and the favorable effects of foreign currency translation and the extra week of operations. The increase in net revenues in the Americas reflects increases in Mexico, Central and South America of $15.3 million, increases in the U.S of $13.5 million and increases in Canada of $2.6 million. Approximately 91.6% of the increase in Mexico, Central and South America reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The increase in the U.S. reflects an increase in sales to department stores of approximately $9.5 million (primarily related to increases in the Plus size jeans business which launched in 2007) and increases in sales to offprice stores of $6.3 million, partially offset by a decline in sales to membership clubs of $1.8 million. The decline in sales to membership clubs for the Six Months Ended July 5, 2008 versus the Six Months Ended June 30, 2007 is primarily related to the timing of comparable shipments. The increase in Asia primarily relates to the favorable impact of an extra week of operations and the Company’s expansion efforts in this region, particularly in China.

The decrease in Chaps net revenues reflects a $3.2 million increase in the U.S., more than offset by a decline of $4.2 million in Canada and Mexico. The increase in Chaps net revenues in the U.S from $72.5 million for the Six Months Ended June 30, 2007 to $75.7 million for the Six Months Ended July 5, 2008 primarily reflects increases in sales to customers in the chain store distribution channel coupled with the favorable effect of a reduction in the level of customer allowances, partially offset by decreases in the sales to customers in the off-price channel and decreases in sales to the military. Chaps sales in the U.S. were also favorably impacted by the additional week of operations.

The increase in Sportswear retail net revenues primarily reflects a $25.4 million increase in Asia (primarily related to volume increases in Korea and new store openings in China) and a $11.2 million increase in Europe (primarily related to volume increases, the effect of new store openings in the second, third and fourth quarters of 2007 and the favorable effect of foreign currency translation). The increases in retail revenues in Asia and Europe were both positively impacted by the additional week of operations.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended	Increase		Ended	Ended	Increase
	July 5, 2008	June 30, 2007	(Decrease)	% Change	July 5, 2008	June 30, 2007	(Decrease)	% Change
	(In thousands of dollars)

Calvin Klein Underwear	$93,619	$74,674	$18,945	25.4%	$183,112	$149,581	$33,531	22.4%
Core Intimates	44,876	40,050	4,826	12.0%	87,580	77,997	9,583	12.3%

Intimate Apparel wholesale	138,495	114,724	23,771	20.7%	270,692	227,578	43,114	18.9%
Calvin Klein Underwear retail	34,251	24,729	9,522	38.5%	69,653	49,245	20,408	41.4%

Intimate Apparel Group	$172,746	$139,453	$33,293	23.9%	$340,345	$276,823	$63,522	22.9%

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

The $18.9 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $8.3 million, increases in Mexico, Central and South America of $2.6 million, increases in Asia of $2.3 million, increases in Canada of $1.9 million and increases in the U.S. of $3.8 million. The increase in Europe (from $20.5 million to $28.8 million) primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the third quarter of 2007) and women’s fashion lines during the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007 coupled with the positive impact of foreign currency translation. The increase in the Calvin Klein Underwear wholesale business in the U.S. (from $42.1 million to $45.9 million) primarily related to increases in sales to membership clubs and stores operated by the licensor of the Calvin Klein brand, partially offset by decreases in sales to customers in the off-price channel of distribution.

The $4.8 million increase in Core Intimates net revenues reflects a $2.5 million increase in the U.S., coupled with a $1.9 million increase in Canada, a $0.3 million increase in Mexico and a $0.1 million increase in Asia. The increase in the U.S. is primarily related to sales of the Company’s Warner’s product to JC Penney coupled with increases in sales of the Company’s Olga line. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007. Increases in Olga reflect an increase in replenishment orders coupled with increases related to new product offerings.

The $9.5 million increase in Calvin Klein Underwear retail net revenues primarily reflects a $7.5 million increase in Europe and a $1.0 million increase in Asia, with the remainder comprised of increases in Canada ($0.7 million) and Mexico ($0.3 million). The increase in net revenues in Europe from $17.5 million for the Three Months Ended June 30, 2007 to $25.0 million for the Three Months Ended July 5, 2008 primarily reflects volume increases and the positive impact of foreign currency translation. The increase in net revenues in Asia from $4.5 million for the Three Months Ended June 30, 2007 to $5.5 million for the Three Months Ended July 5, 2008 primarily reflects increases related to continued growth in China.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

The $33.5 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $14.9 million, increases in Mexico, Central and South America of $5.5 million, increases in Asia of $4.6 million, increases in Canada of $3.8 million and increases in the U.S. of $4.7 million. The increase in Europe (from $45.2 million to $60.1 million) primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the third quarter of 2007) and women’s lines during the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007 coupled with the positive impact of foreign currency translation and the favorable impact of an extra week of operations. The increase in the U.S (from $82.7 million to $87.4 million) of the Company’s Calvin Klein Underwear wholesale business primarily related to an increase in sales of the Steel line.

The $9.6 million increase in Core Intimates net revenues reflects a $6.0 million increase in the U.S., coupled with a $2.7 million increase in Canada, a $0.8 million increase in Mexico and a $0.1 million increase in Asia. The increase in the U.S. is primarily related to sales of the Company’s Warner’s product to JC Penney, increases related to sales of the Olga line as well as the favorable impact of an extra week of operations. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007. Increases in Olga reflect an increase in replenishment orders coupled with increases related to new product offerings.

The $20.4 million increase in Calvin Klein Underwear retail net revenues primarily reflects a $14.7 million increase in Europe and a $3.1 million increase in Asia. The increase in net revenues in Europe from $35.9 million for the Six Months Ended June 30, 2007 to $50.6 million for the Six Months Ended July 5, 2008 primarily reflects the favorable impact of an extra week of operations, volume increases and the positive impact of foreign currency translation. The increase in net revenues in Asia from $9.1 million for the Six Months Ended June 30, 2007 to $12.2 million for the Six Months Ended July 5, 2008 primarily reflects increases related to continued growth in China.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended	Increase		Ended	Ended	Increase
	July 5, 2008	June 30, 2007	(Decrease)	% Change	July 5, 2008	June 30, 2007	(Decrease)	% Change
	(In thousands of dollars)

Speedo	$68,271	$70,305	$(2,034)	(2.9)%	$150,176	$152,801	$(2,625)	(1.7)%
Calvin Klein	6,364	4,538	1,826	40.2%	21,804	15,666	6,138	39.2%

Swimwear wholesale	74,635	74,843	(208)	(0.3)%	171,980	168,467	3,513	2.1%
Swimwear retail (a)	7,059	5,315	1,744	32.8%	10,224	8,130	2,094	25.8%

Swimwear Group	$81,694	$80,158	$1,536	1.9%	$182,204	$176,597	$5,607	3.2%

(a)	Includes $3.6 million and $2.4 million for the Three Months Ended July 5, 2008 and June 30, 2007, respectively, and $4.0 million and $2.7 million for the Six Months Ended July 5, 2008 and June 30, 2007, respectively, related to Calvin Klein retail swimwear.

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

The $2.0 million decrease in net revenues for Speedo wholesale is due primarily to a $2.4 million decrease in the U.S., partially offset by a $0.4 million increase in Mexico, Central and South America. The decrease in the U.S. primarily reflects a $1.8 million increase in sales to membership clubs, more than offset by declines in the mass merchandise, department store, chain store and off price channels of distribution. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

The $1.8 million increase in Calvin Klein wholesale net revenues primarily reflects a $2.4 million increase in Europe offset by a $0.7 million decrease in the U.S. The increase in Europe relates to growth in the Calvin Klein swim business which the Company believes is the result of design improvements made to the European collection combined with the positive effect of foreign currency translation.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

The $2.6 million decrease in net revenues for Speedo wholesale is due primarily to a $3.7 million decrease in the U.S., partially offset by a $0.7 million increase in Mexico, Central and South America and a $0.4 million increase in Canada. The decrease in the U.S. primarily reflects a $7.9 million increase in sales to membership clubs due to timing of sales and the favorable impact of an extra week of operations, more than offset by declines in the mass merchandise, department store, chain store and off price channels of distribution. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

The $6.1 million increase in Calvin Klein swimwear wholesale net revenues primarily reflects a $1.2 million decrease in the U.S. offset by a $6.9 million increase in Europe. The increase in Europe relates to growth in the Calvin Klein swim business which the Company believes is the result of design improvements made to the European collection combined with the positive effect of foreign currency translation.

Gross Profit

Gross profit was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended	Segment Net	Ended	Segment Net	Ended	Segment Net	Ended	Segment Net
	July 5, 2008	Revenues	June 30, 2007	Revenues	July 5, 2008	Revenues	June 30, 2007	Revenues
	(In thousands of dollars)

Sportswear Group	$111,045	44.5%	$83,692	43.4%	$247,037	45.0%	$181,623	42.4%
Intimate Apparel Group	84,039	48.6%	62,364	44.7%	165,313	48.6%	122,143	44.1%
Swimwear Group	29,827	36.5%	26,032	32.5%	66,932	36.7%	65,680	37.2%

Total gross profit	$224,911	44.6%	$172,088	41.7%	$479,282	44.7%	$369,446	41.9%

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Gross profit was $224.9 million, or 44.6% of net revenues, for the Three Months Ended July 5, 2008 compared to $172.1 million, or 41.7% of net revenues, for the Three Months Ended June 30, 2007. The $52.8 million increase in gross profit was due to increases in the Sportswear Group ($27.4 million), the Intimate Apparel Group ($21.6 million), and the Swimwear Group ($3.8 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in an $8.1 million increase in gross profit for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007.

Sportswear Group gross profit increased $27.4 million and gross margin increased 110 basis points for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007. Sportswear gross profit during the Three Months Ended July 5, 2008 was favorably impacted by the effects of foreign currency translation. The increase in gross profit reflects a $17.3 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), an $8.3 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $1.8 million increase in Chaps (due primarily to the increase in net revenues in the U.S). The Chaps business also experienced a 440 basis point increase in gross margin for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007 primarily related to a more favorable sales mix and a decrease in the level of customer allowances.

Intimate Apparel Group gross profit increased $21.6 million and gross margin increased 390 basis points for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007. The increase in Intimate Apparel gross profit is reflective of the favorable impact of foreign currency translation and consists of a $12.8 million increase in Calvin Klein Underwear wholesale, a $6.9 million increase in Calvin Klein Underwear retail and a $1.9 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe and Asia and increases related to new and existing retail stores.

Swimwear Group gross profit increased $3.8 million and gross margin increased 400 basis points for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007. The increase in gross profit primarily reflects an increase in net revenues (discussed above) coupled with a $2.8 million decrease in restructuring expenses associated with the disposal, in 2007, of manufacturing facilities in Mexico (see Note 5 of Notes to Consolidated Condensed Financial Statements). The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Gross profit was $479.3 million, or 44.7% of net revenues, for the Six Months Ended July 5, 2008 compared to $369.5 million, or 41.9% of net revenues, for the Six Months Ended June 30, 2007. The $109.8 million increase in gross profit was due to increases in the Sportswear Group ($65.4 million) and the Intimate Apparel Group ($43.2 million)and Swimwear Group ($1.2 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $22.6 million increase in gross profit for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. In addition, gross profit for the Six Months Ended July 5, 2008 benefited by an extra week of operations when compared to the Six Months Ended June 30, 2007.

Sportswear Group gross profit increased $65.4 million and gross margin increased 260 basis points for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. Sportswear gross profit during the Six Months Ended July 5, 2008 was favorably impacted by the effects of foreign currency translation and the extra week of operations. The increase in gross profit primarily reflects a $41.7 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), an $19.8 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $3.9 million increase in Chaps (due primarily to the increase in net revenues in the U.S.). The Chaps business also experienced a 510 basis point increase in gross margin for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007 primarily related to a more favorable sales mix and a decrease in the level of customer allowances.

Intimate Apparel Group gross profit increased $43.2 million and gross margin increased 440 basis points for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. The increase in Intimate Apparel gross profit is reflective of the favorable impact of foreign currency translation coupled with the extra week of operations and consists of a $23.8 million increase in Calvin Klein Underwear wholesale, an $15.0 million increase in Calvin Klein Underwear retail and a $4.4 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe and increases related to new and existing retail stores.

Swimwear Group gross profit increased $1.2 million and gross margin decreased 50 basis points for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. The increase in gross profit primarily reflects an increase in net revenues (discussed above) coupled with a $2.1 million decrease in restructuring expenses, primarily associated with the disposal, in 2007, of manufacturing facilities in Mexico (see Note 5 of Notes to Consolidated Condensed Financial Statements). The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Selling, General and Administrative Expenses

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Selling, general & administrative (“SG&A”) expenses increased $32.9 million to $173.7 million (34.5% of net revenues) for the Three Months Ended July 5, 2008 compared to $140.8 million (34.1% of net revenues) for the Three Months Ended June 30, 2007. The increase in SG&A reflects a $5.0 million increase in restructuring expenses, a $3.9 million increase in marketing expenses (primarily in the Company’s Calvin Klein businesses in Europe and Asia), a $16.0 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a decrease in the Swimwear segment), and an $8.0 million increase in administrative expenses (primarily due to increased professional and recruiting fees in connection with the expansion of operations in Europe and Asia). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $6.2 million unfavorable effect which increased SG&A expenses for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Selling, general & administrative (“SG&A”) expenses increased $86.4 million to $370.0 million (34.5% of net revenues) for the Six Months Ended July 5, 2008 compared to $283.6 million (32.2% of net revenues) for the Six Months Ended June 30, 2007. The increase in SG&A reflects a $24.3 million increase in restructuring expenses (primarily related to the initial Collection License Company Charge of $18.5 million, discussed previously, and legal and other costs), a $9.7 million increase in marketing expenses, a $37.0 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a decrease in the Swimwear segment), and a $15.4 million increase in administrative expenses (primarily due to increased professional and recruiting fees in connection with the expansion of operations in Europe and Asia). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $17.0 million unfavorable effect which increased SG&A expenses for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. In addition, SG&A expenses were negatively impacted by the extra week of operations.

Amortization of Intangible Assets

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Amortization of intangible assets was $2.6 million for the Three Months Ended July 5, 2008 compared to $3.6 million for the Three Months Ended June 30, 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Amortization of intangible assets was $5.1 million for the Six Months Ended July 5, 2008 compared to $7.1 million for the Six Months Ended June 30, 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.

Operating Income

The following table presents operating income by group:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
	(In thousands of dollars)

Sportswear Group	$23,040	$18,300	$45,119	$45,226
Intimate Apparel Group	31,826	22,016	64,250	45,734
Swimwear Group	7,658	937	22,476	14,415
Unallocated corporate expenses	(13,592)	(13,043)	(27,031)	(25,854)

Operating income (a)	$48,932	$28,210	$104,814	$79,521

Operating income as a percentage of net revenue	9.7%	6.8%	9.8%	9.0%

(a)	Includes approximately $6.0 million and $3.2 million for the Three Months Ended July 5, 2008 and June 30, 2007, respectively and $26.3 million and $4.1 million for the Six Months Ended July 5, 2008 and June 30, 2007, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Operating income was $48.9 million (9.7% of net revenues) for the Three Months Ended July 5, 2008 compared to $28.2 million (6.8% of net revenues) for the Three Months Ended June 30, 2007. Included in operating income for the Three Months Ended July 5, 2008 are restructuring charges of $6.0 million, primarily related to legal and other costs. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.0 million increase in operating income for the Three Months Ended July 5, 2008 compared to the Three Months Ended June 30, 2007.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Operating income was $104.8 million (9.8% of net revenues) for the Six Months Ended July 5, 2008 compared to $79.5 million (9.0% of net revenues) for the Six Months Ended June 30, 2007. Included in operating income for the Six Months Ended July 5, 2008 are restructuring charges of $26.3 million of which $18.5 million relates to the initial Collection License Company Charge. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $5.5 million increase in operating income for the Six Months Ended July 5, 2008 compared to the Six Months Ended June 30, 2007. In addition, operating income was favorably impacted by the additional week of operations.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net
	July 5, 2008(b)	Revenues	June 30, 2007(b)	Revenues	July 5, 2008(b)	Revenues	June 30, 2007(b)	Revenues
	(In thousands of dollars)

Calvin Klein Jeans	$13,134	9.3%	$8,745	8.5%	$27,848	8.3%	$30,869	12.4%
Chaps	5,790	13.6%	2,541	6.0%	8,588	10.5%	3,176	3.8%
Mass sportswear licensing	—	n/m	(19)	(146.2)%	—	0.0%	(138)	(59.2)%

Sportswear wholesale	18,924	10.3%	11,267	7.7%	36,436	8.7%	33,907	10.2%
Sportswear Calvin Klein retail	4,116	6.3%	7,033	15.0%	8,683	6.6%	11,319	11.9%

Sportswear Group(a)	$23,040	9.2%	$18,300	9.5%	$45,119	8.2%	$45,226	10.6%

(a)	Includes the initial Collection License Company Charge of $18.5 million for the Six Months ended July 5, 2008, respectively related to the transfer of the Collection License Company to PVH.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
	(In thousands of dollars)

Calvin Klein Jeans	$3,250	$3,161	$6,497	$6,402
Chaps	2,116	2,260	4,231	4,519
Mass sportswear licensing	—	—	—	—

Sportswear wholesale	5,366	5,421	10,728	10,921
Sportswear Calvin Klein retail	87	163	182	244

Sportswear Group	$5,453	$5,584	$10,910	$11,165

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Sportswear Group operating income increased $4.7 million, or 25.8% primarily reflecting a $4.4 million increase in the Calvin Klein Jeans wholesale business and a $3.2 million increase in the Chaps business, partially offset by a decrease of $2.9 million in the Calvin Klein Jeans retail business. The increase in Sportswear operating income reflects a $27.4 million increase in gross profit, partially offset by a $22.7 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of sales increased 2.1% including an increase of $4.4 million in restructuring charges, primarily related to legal and other costs. Sportswear operating margin declined 30 basis points primarily reflecting a decrease of 870 basis points related to gross margin decreases in the Company’s Calvin Klein Jeans retail business (primarily related to increases in sales discounts in Europe and a change in sales mix in Asia) , partially offset by an increase of 840 basis points primarily related to the effects of gross margin increases in the Company’s Chaps business and Calvin Klein jeans wholesale business in Asia.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Sportswear Group operating income decreased $0.1 million, or 0.3% primarily reflecting a $3.0 million decrease in the Calvin Klein Jeans wholesale business and a $2.6 million decrease in the Calvin Klein Jeans retail business, offset by a $5.4 million increase in the Chaps business. The decrease in Sportswear operating income primarily reflects a $65.4 million increase in gross profit, more than offset by a $65.5 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses in the Calvin Klein Jeans wholesale business includes restructuring charges of $23.1 million, primarily related to the initial Collection License Company Charge of $18.5 million (see Note 3 of Notes to Consolidated Condensed Financial Statements) and legal and other costs. Sportswear operating margin declined 240 basis points primarily reflecting a decrease of 340 basis points related to the initial Collection License Company Charge, partially offset by an increase of 100 basis points primarily related to the effects of gross margin increases in the Company’s Chaps and Calvin Klein jeans businesses, exclusive of the initial Collection License Company charge.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net
	July 5, 2008(a)	Revenues	June 30, 2007(a)	Revenues	July 5, 2008(a)	Revenues	June 30, 2007(a)	Revenues
	(In thousands of dollars)

Calvin Klein Underwear	$18,556	19.8%	$13,151	17.6%	$37,522	20.5%	$28,590	19.1%
Core Intimates	4,540	10.1%	3,133	7.8%	9,404	10.7%	5,729	7.3%

Intimate Apparel wholesale	23,096	16.7%	16,284	14.2%	46,926	17.3%	34,319	15.1%
Calvin Klein Underwear retail	8,730	25.5%	5,732	23.2%	17,324	24.9%	11,415	23.2%

Intimate Apparel Group	$31,826	18.4%	$22,016	15.8%	$64,250	18.9%	$45,734	16.5%

(a)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
	(In thousands of dollars)

Calvin Klein Underwear	$2,654	$2,572	$5,307	$5,147
Core Intimates	1,776	1,717	3,554	3,434

Intimate Apparel wholesale	4,430	4,289	8,861	8,581
Calvin Klein Underwear retail	—	—	—	—

Intimate Apparel Group	$4,430	$4,289	$8,861	$8,581

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Intimate Apparel Group operating income increased $9.8 million, or 44.6%, over the prior year reflecting a $5.4 million increase in Calvin Klein Underwear wholesale, a $3.0 million increase in Calvin Klein Underwear retail and a $1.4 million increase in Core Intimates. The 260 basis point improvement in operating income as a percentage of net revenues primarily reflects a 390 basis point increase in gross margin, partially offset by the effects of a 130 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses and the unfavorable impact of foreign currency translation.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Intimate Apparel Group operating income increased $18.5 million, or 40.5%, over the prior year reflecting a $8.9 million increase in Calvin Klein Underwear wholesale, a $5.9 million increase in Calvin Klein Underwear retail and a $3.7 million increase in Core Intimates. The 240 basis point improvement in operating income as a percentage of net revenues primarily reflects a 440 basis point increase in gross margin, partially offset by the effects of a 200 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses and the unfavorable impact of foreign currency translation.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net	Ended	Brand Net
	July 5, 2008(a)	Revenues	June 30, 2007(a)	Revenues	July 5, 2008(a)	Revenues	June 30, 2007(a)	Revenues
	(In thousands of dollars)

Speedo	$5,645	8.3%	$1,733	2.5%	$15,450	10.3%	$13,387	8.8%
Calvin Klein	(33)	(0.5)%	(2,715)	(59.8)%	3,968	18.2%	(1,817)	(11.6)%

Swimwear wholesale	5,612	7.5%	(982)	(1.3)%	19,418	11.3%	11,570	6.9%
Swimwear retail	2,046	29.0%	1,919	36.1%	3,058	29.9%	2,845	35.0%

Swimwear Group	$7,658	9.4%	$937	1.2%	$22,476	12.3%	$14,415	8.2%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
	(In thousands of dollars)

Speedo	$3,711	$4,817	$7,421	$9,634
Designer	113	163	227	326

Swimwear wholesale	3,824	4,980	7,648	9,960
Swimwear retail	—	—	—	—

Swimwear Group	$3,824	$4,980	$7,648	$9,960

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Swimwear Group operating income increased $6.7 million, or 717%, reflecting a $3.9 million increase in Speedo wholesale and increases of $2.7 million in Calvin Klein wholesale and $0.1 million in Swimwear retail. The 820 basis point improvement in operating income as a percentage of net revenues primarily reflects a 400 basis point increase in gross margin (primarily related to a decrease in restructuring charges), enhanced by the effects of a 420 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to a decline in distribution, selling and restructuring costs in the Speedo wholesale and Calvin Klein wholesale businesses. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Swimwear Group operating income increased $8.1 million, or 55.9%, reflecting a $2.1 million increase in Speedo wholesale, a $5.8 million increase in Calvin Klein wholesale and a $0.2 million increase in Swimwear retail. Operating income for the Six Months Ended July 5, 2008 includes restructuring expenses of $1.1 million primarily related to additional costs associated with the disposal, in 2007, of manufacturing facilities in Mexico. The 420 basis point improvement in operating income as a percentage of net revenues primarily reflects a 50 basis point decrease in gross margin (including a reduction in restructuring costs), offset by the effects of a 470 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to a decline in distribution, selling and restructuring costs in the Speedo wholesale and Calvin Klein wholesale businesses, partially offset by increases in marketing, selling and distribution expenses in the Calvin Klein retail business. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Other Loss (Income)

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Income of $1.2 million for the Three Months Ended July 5, 2008 primarily reflects net income of $0.2 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $1.0 million gain related to foreign currency exchange contracts designed to fix the number of euros required to satisfy 50% of inventory purchases made by certain of the Company’s European subsidiaries. Income of $6.3 million for the Three Months Ended June 30, 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Loss of $4.3 million for the Six Months Ended July 5, 2008 primarily reflects net losses of $0.9 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $0.2 million loss related to foreign currency exchange contracts designed to fix the number of euros required to satisfy 50% of inventory purchases made by certain of the Company’s European subsidiaries, a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million. Income of $6.9 million for the Six Months Ended June 30, 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Interest expense decreased $2.4 million to $7.1 million for the Three Months Ended July 5, 2008 from $9.5 million for the Three Months Ended June 30, 2007. The decrease primarily relates to declines in interest associated with the Senior Notes and Term B Note in the U.S and foreign bank and credit line fees, partially offset by an increase in interest on the CKJEA short term notes payable.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Interest expense decreased $2.3 million to $16.5 million for the Six Months Ended July 5, 2008 from $18.8 million for the Six Months Ended June 30, 2007. The decrease primarily relates to declines in interest associated with the Senior Notes and Term B Note in the U.S and foreign bank and credit line fees, partially offset by an increase in interest on the CKJEA short term notes payable.

Interest Income

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Interest income decreased $0.1 million to $0.7 million for the Three Months Ended July 5, 2008 from $0.8 million for the Three Months Ended June 30, 2007. The decrease in interest income was due primarily to a decrease in interest earned on outstanding cash balances in foreign countries.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Interest income increased $0.6 million to $1.6 million for the Six Months Ended July 5, 2008 from $1.0 million for the Six Months Ended June 30, 2007. The increase in interest income was due primarily to an increase in interest earned on outstanding cash balances in foreign countries.

Income Taxes

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

The provision for income taxes was $17.1 million, or an effective tax rate of 39.1% for the Three Months Ended July 5, 2008, compared to $4.2 million, or an effective tax rate of 16.2% for the Three Months Ended June 30, 2007. The effective tax rate for the Three Months Ended July 5, 2008 includes an increase in estimated non-deductible expenses, restructuring costs which provided no tax benefit to the Company, an earnings mix between higher and lower taxing jurisdictions and income tax charges related to prior years’ tax provisions. The effective tax rate for the Three Months Ended June 30, 2007 included a reduction based on a change in the earnings mix between higher and lower taxing jurisdictions from the first quarter of the 2007 fiscal year to the second quarter of the 2007 fiscal year. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

The provision for income taxes was $51.8 million, or an effective tax rate of 60.4% for the Six Months Ended July 5, 2008, compared to $18.8 million, or an effective tax rate of 27.4% for the Six Months Ended June 30, 2007. The higher effective tax rate for the Six Months Ended July 5, 2008 reflects a charge of approximately $19.0 million related to the repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4 of Notes to Consolidated Condensed Financial Statements). The higher tax rate also reflects certain restructuring expenses associated with the transfer of the Collection License Company to PVH which provided no tax benefits to the Company and income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

Three Months Ended July 5, 2008 compared to Three Months Ended June 30, 2007

Loss from discontinued operations, net of taxes, was $7.1 million for the Three Months Ended July 5, 2008 compared to a loss of $7.8 million for the Three Months Ended June 30, 2007. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Six Months Ended July 5, 2008 compared to Six Months Ended June 30, 2007

Income from discontinued operations, net of taxes, was $3.5 million for the Six Months Ended July 5, 2008 compared to income of $1.9 million for the Six Months Ended June 30, 2007. See Note 4 of Notes to Consolidated Condensed Financial Statements.

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

The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of July 5, 2008 and $205.0 million as of December 29, 2007 and June 30, 2007.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the covenants of the Senior Notes as of July 5, 2008, December 29, 2007 and June 30, 2007.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (“LIBOR”) plus 4.11% (7.24% at July 5, 2008). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.47% at July 5, 2008). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.15% as of July 5, 2008 and 9.14% as of June 30, 2007.

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and the 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the fair value (unrealized gains (losses)) of the Company’s outstanding swap agreements:

	July 5,	December 29,	June 30,
	2008	2007	2007
	(In thousands of dollars)

Unrealized gain (loss):
2003 Swap Agreement	$301	$128	$(2,378)
2004 Swap Agreement	(50)	(148)	(1,449)

Net unrealized gain (loss)	$251	$(20)	$(3,827)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated (as further amended, the “Amended and Restated Credit Agreement”) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the “Term B Note”) which was used to finance a portion of the CKJEA Acquisition. The Amended and Restated Credit Agreement was also amended on November 6, 2006 to, among other things, allow for the sale of the trademarks and certain other assets of its OP businesses. The Amended and Restated Credit Agreement was further amended in December

2007 to, among other things, permit the sale of the Company’s Catalina, Anne Cole and Cole of California businesses and designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of July 5, 2008, the weighted average interest rate for the loans outstanding under the Term B Note was 4.38%. The Term B Note matures on December 31, 2012. As of July 5, 2008, principal payments due under the Term B Note were: (i) quarterly installments of $450,000 through March 31, 2012; (ii) $42.3 million on each of June 30, 2012 and September 30, 2012; and (iii) $14.6 million on December 31, 2012. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. In accordance with the Amended and Restated Credit Agreement, effective July 3, 2007, rates for the revolving credit facility were adjusted to Citibank N.A’s base rate plus 0.25% (5.25% at July 5, 2008) or at LIBOR plus 1.25% (approximately 4.04% at July 5, 2008), in each case, on a per annum basis. Prior to the July 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% (8.75% at June 30, 2007) or at LIBOR plus 1.5% (approximately 6.86% at June 30, 2007), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of July 5, 2008, under the Amended and Restated Credit Agreement, the Company had $106.0 million outstanding under the Term B Note and no amount outstanding under the revolving credit facility. As of July 5, 2008, the Company had $130.3 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $189.3 million (based upon the current borrowing base calculations) and borrowings available against cash on hand of $3.9 million, less outstanding letters of credit of $62.9 million.

The revolving credit facility portion of the Company’s Amended and Restated Credit Agreement expires on February 3, 2009. In July 2008, the Company signed a proposal letter with two banks as Co-Lead Arrangers to syndicate a senior secured revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility is expected to replace the Company’s existing Amended and Restated Credit Agreement and the Company’s Foreign Revolving Credit Facility. The New Revolving Credit Facility is expected to close during the third quarter of 2008.

Foreign Revolving Credit Facility

During fiscal 2005, certain of the Company’s foreign subsidiaries (the “Foreign Subsidiaries”) entered into a $25 million revolving credit facility with Bank of America, N.A. (the “Foreign Revolving Credit Facility”). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, Bank of America, N.A.’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others’ obligations under the Foreign Revolving Credit Facility. The Company has never had any borrowings outstanding under the Foreign Revolving Credit Facility.

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of July 5, 2008, December 29, 2007 and June 30, 2007.

CKJEA Notes Payable

The total CKJEA notes payable of $29.2 million at July 5, 2008 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of July 5, 2008 and June 30, 2007, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 5.67% and 5.01%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 5, 2008 for additional terms of no more than 12 months.

Liquidity

As of July 5, 2008, the Company had working capital of $596.0 million, cash and cash equivalents of $154.5 million, short-term debt of $35.6 million. As of July 5, 2008, under the Amended and Restated Credit Agreement, the Company had $106.0 million outstanding under the Term B Note and no amount outstanding under the revolving credit facility. As of July 5, 2008, the Company had $130.3 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $189.3 million (based upon the current borrowing base calculations) and borrowings available against cash on hand of $3.9 million, less outstanding letters of credit of $62.9 million.

The Company’s total debt as of July 5, 2008 was $300.9 million, consisting of $160.9 million of the Senior Notes, $106.0 million and zero of the Term B Note and revolving credit facility, respectively, under the Amended and Restated Credit Agreement, $29.2 million of the CKJEA short-term notes payable and $4.8 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Three Months Ended April 5, 2008.

The Company believes that cash available under its Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next 12 months. The revolving credit facility portion of the Company’s Amended and Restated Credit Agreement expires on February 3, 2009. In July 2008, the Company signed a proposal letter with two banks as Co-Lead Arrangers to syndicate the New Revolving Credit Facility. The New Revolving Credit Facility is expected to replace the Company’s existing Amended and Restated Credit Agreement and the Company’s Foreign Revolving Credit Facility. The New Revolving Credit Facility is expected to close during the third quarter of 2008.

Accounts receivable increased $43.4 million to $310.9 million at July 5, 2008 from $267.5 million at December 29, 2007, reflecting a $17.8 million increase in the Sportswear Group (due primarily to growth in the overseas Calvin Klein Jeans business), a $11.7 million increase in the Intimate Apparel Group and a $13.9 million increase in the Swimwear Group (reflecting the seasonal shipment of swimwear products). The balance at

December 29, 2007 includes approximately $4.0 million related to operations discontinued during the Six Months ended July 5, 2008. Excluding these discontinued operations, accounts receivable increased $47.4 million reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Accounts receivable increased $32.3 million to $310.9 million at July 5, 2008 from $278.6 million at June 30, 2007. The balance at June 30, 2007 includes approximately $37.1 million related to operations discontinued during the Year Ended July 5, 2008. Excluding these discontinued operations, accounts receivable increased $69.4 million primarily reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Inventories decreased $16.3 million to $316.4 million at July 5, 2008 from $332.7 million at December 29, 2007 primarily related to declines in the Swimwear group due to the seasonal sell-off of swimwear product, partially offset by increases in both Sportswear and Intimate Apparel inventory levels to support expected sales. The balance at December 29, 2007 includes approximately $7.9 million related to operations discontinued during the Six Months Ended July 5, 2008. Excluding these discontinued operations, inventory decreased $8.4 million.

Inventories decreased $40.7 million to $316.4 million at July 5, 2008 from $357.1 million at June 30, 2007. The balance at June 30, 2007 includes approximately $53.6 million related to operations discontinued during the Year Ended July 5, 2008. Excluding these discontinued operations, inventory increased $12.9 million.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Six Months Ended July 5, 2008, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Six Months Ended July 5, 2008 and June 30, 2007:

	Six Months Ended
	July 5,	June 30,
	2008	2007
	(In thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$56,388	$61,636
Discontinued operations	(17,848)	35,571
Net cash used in investing activities:
Continuing operations	(20,613)	(14,555)
Discontinued operations	—	(258)
Net cash used in financing activities:
Continuing operations	(57,931)	(87,301)
Effect of exchange rate changes on cash and cash equivalents	2,602	971

Decrease in cash and cash equivalents	$(37,402)	$(3,936)

Cash provided by operating activities from continuing operations was $56.4 million for the Six Months Ended July 5, 2008 compared to $61.6 million for the Six Months Ended June 30, 2007. The $5.2 million decrease in cash used in operating activities from continuing operations was due primarily to a $14.7 million decrease in net income coupled with the changes to non-cash charges and working capital. The Company experienced an $8.0 million decrease in cash required to support working capital primarily related to increases in accounts payable and accrued income taxes (mainly due to an accrual during the Six Months Ended July 5, 2008 of approximately $19.0 million associated with the repatriation, to the U.S., of the net proceeds related to the sale of the Lejaby business), partially offset by outflows associated with increases in accounts receivable, prepaid expenses and other assets. The Company experienced a $1.4 million increase in non-cash charges primarily reflecting, among other items, a $4.6 million reduction in foreign exchange gains and a $3.2 million loss on repurchase of Senior Notes, partially offset by a $3.5 million decrease in depreciation and amortization and a $2.9 million decrease in inventory write-downs (primarily related to the Company’s Swimwear group).

Cash used in investing activities from continuing operations was $20.6 million for the Six Months Ended July 5, 2008, mainly attributable to purchases of property, plant and equipment of $19.6 million and cash used for business acquisitions, net of cash acquired of $2.4 million, mainly related to the acquisition of a business which operates 11 retail stores in China and purchase of intangible assets of $26.7 million, mainly related to new licenses acquired from PVH on January 30, 2008. (see Note 3 of Notes to Consolidated Condensed Financial Statements). Those amounts were partially offset by a net amount of $27.9 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements). For the Six Months Ended June 30, 2007, cash used in investing activities from continuing operations was $14.6 million, primarily due to purchases of property, plant and equipment.

For the Six Months Ended July 5, 2008, cash used in financing activities was $57.9 million, attributable mainly to the repurchase of $46.2 million of Senior Notes, decrease in short-term notes payable of $25.1 million, repurchase of treasury stock of $4.3 million (related to the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees) and repayments of the Term B note of $1.4 million. Those amounts were partially offset by $19.1 million received from the exercise of employee stock options. Cash used in financing activities in the Six Months Ended June 30, 2007 was $87.3 million primarily due to repayments of the Term B Note of $40.9 million, a decrease in short term notes payable of $24.2 million and purchase of treasury stock of $32.6 million (primarily related to the Company’s stock repurchase programs). These amounts were partially offset by $10.5 million received from the exercise of employee stock options.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of July 5, 2008 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Six Months Ended July 5, 2008 (see Note 19 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2007 for a description of those obligations and commitments outstanding as of December 29, 2007.

Off-Balance Sheet Arrangements

None.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contain “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company’s estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results, targets or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact, including without limitation, future financial targets, are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “may,” “project,” “scheduled to,” “seek,” “should,” “will be,” “will continue,” “will likely result,” “targeted,” or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2007 filed with the SEC on February 27, 2008 (including, without limitation, those described under the headings Item 1A. Risk Factors and “Statement Regarding Forward-Looking Disclosure,” as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase programs contained in the Company’s debt instruments, the number of shares that the Company purchases under such programs and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and, as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies under “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Discussion of Critical Accounting Policies” included in the Company’s Annual Report on Form 10-K for Fiscal 2007, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds and pooled investment accounts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $138.1 million at December 29, 2007 and $130.9 million at July 5, 2008. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $13.8 million for Fiscal 2007. The Company estimates pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.4 million in pension expense (increase/decrease in pension income) for Fiscal 2008.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and on its $106.0 million of loans outstanding at July 5, 2008 under the Term B Note under the Amended and Restated Credit Agreement. There was no exposure on the revolving credit facility under the Amended and Restated Credit Agreement since the balance at July 5, 2008 was zero. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.3 million in the Six Months Ended July 5, 2008 and $0.4 million in the Six Months Ended June 30, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.2 million in the Six Months Ended July 5, 2008 and $0.5 million in the Six Months Ended June 30, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the revolving credit facility would have had no effect in the Six Months Ended July 5, 2008 and the Six Months Ended June 30, 2007 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Mexican, Central and South American and European operations, which accounted for approximately 37.5% of the Company’s total net revenues for the Six Months Ended July 5, 2008. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $92.9 million for the Six Months Ended July 5, 2008. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $9.29 million for the Six Months Ended July 5, 2008.

As July 5, 2008, the Company had foreign currency exchange contracts outstanding to purchase approximately $31.1 million for a total of approximately €20.3 million at a weighted-average exchange rate of $1.53 to €1.00. These foreign currency exchange contracts mature through August 2009 and are designed to fix the number of euros required to satisfy the first 50% of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.53 to 1.68) would have increased the unrealized loss, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts by approximately $3.1 million at July 5, 2008.

As of July 5, 2008, the Company was also party to outstanding foreign currency exchange contracts to purchase approximately $6,301 for a total of approximately €4,107 at a weighted average exchange rate of $1.53 to €1.00. The foreign currency exchange contracts mature through December 2008 and are designed to fix the number of euros required to satisfy certain dollar denominated minimum royalty and advertising expenses incurred by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.53 to 1.68) would have increased the unrealized loss, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts by approximately $0.6 million at July 5, 2008.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Six Months Ended July 5, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 17 Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A.  Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2007, filed with the SEC on February 27, 2008, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended July 5, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Six Months Ended July 5, 2008.

In May 2007, the Company’s Board of Directors authorized a new share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Six Months Ended July 5, 2008, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

An aggregate of 117,641 shares included below as repurchased during the Six Months Ended July 5, 2008 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

December 30, 2007 — February 2, 2008	1,631	$34.21	—	2,433,131
February 3, 2008 — March 1, 2008	29,816	$39.51	—	2,433,131
March 2, 2008 — April 5, 2008	78,616	$35.73	—	2,433,131
April 6, 2008 — May 3, 2008	5,948	$43.17	—	2,433,131
May 4, 2008 — May 31, 2008	894	$50.28	—	2,433,131
June 1, 2008 — July 5, 2008	736	$46.36	—	2,433,131

The Amended and Restated Credit Agreement and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 14, 2008. There were present in person or by proxy, holders of 42,345,123 shares of Common Stock, or 93.48% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

	For	Against	Abstain

David A. Bell	37,111,861	5,223,039	10,223
Robert A. Bowman	41,639,977	692,437	12,709
Richard Karl Goeltz	41,699,570	635,831	9,722
Joseph R. Gromek	42,162,534	180,671	1,918
Sheila A. Hopkins	42,162,437	172,467	10,218
Charles R. Perrin	42,156,176	173,035	15,912
Nancy A. Reardon	42,162,411	172,493	10,218
Donald L. Seeley	42,162,362	172,542	10,218
Cheryl Nido Turpin	42,162,879	172,019	10,225

The proposal for the Amendment and Restatement of The Warnaco Group, Inc. 2005 Stock Incentive Plan was approved. The votes were 35,773,981 For; 4,391,705 Against; and 472,487 Abstentions.

The proposal for The Warnaco Group, Inc. Incentive Compensation Plan was approved. The votes were 40,593,647 For; 1,275,779 Against; and 475,521 Abstentions.

The proposal for Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2009 was ratified. The votes were 41,941,009 For; 403,642 Against; and 472 Abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

2.1	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*
10.1	The Warnaco Group, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Appendix A to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
10.2	The Warnaco Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Appendix B to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: August 7, 2008	/s/ Joseph R. Gromek Joseph R. Gromek President and Chief Executive Officer

Date: August 7, 2008	/s/ Lawrence R. Rutkowski Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer