Form 10-Q
period 2008-10-04
WARNACO GROUP INC /DE/
filed 2008-11-07
CIK 801351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2008

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 31, 2008 is as follows: 46,625,841.

THE WARNACO GROUP, INC.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2008

		Page
		Number

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of October 4, 2008, December 29, 2007 and September 29, 2007	1
	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 4, 2008 and for the Three and Nine Months Ended September 29, 2007	2
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 4, 2008 and for the Nine Months Ended September 29, 2007	3
	Notes to Consolidated Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	67

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Submission of Matters to a Vote of Security Holders	69
Item 5.	Other Information	69
Item 6.	Exhibits	69
SIGNATURES		72
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	October 4,	December 29,	September 29,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$122,904	$191,918	$188,877
Accounts receivable, net of reserves of $82,492, $86,703 and $80,981 as of October 4, 2008, December 29, 2007 and September 29, 2007, respectively	326,560	267,450	288,046
Inventories	315,648	332,652	340,180
Assets of discontinued operations	7,537	67,931	93,063
Prepaid expenses and other current assets (including deferred income taxes of $78,924, $74,271, and $8,934 as of October 4, 2008, December 29, 2007, and September 29, 2007, respectively)	166,487	133,211	58,031

Total current assets	939,136	993,162	968,197
Property, plant and equipment, net	108,773	111,916	103,861
Other assets:
Licenses, trademarks and other intangible assets, net	286,897	282,827	455,307
Goodwill	98,278	106,948	106,950
Other assets (including deferred income taxes of $71,830, $90,635, and $16,847 as of October 4, 2008, December 29, 2007, and September 29, 2007, respectively)	112,553	111,650	27,398

Total assets	$1,545,637	$1,606,503	$1,661,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$85,331	$56,115	$51,927
Accounts payable	130,871	138,944	139,615
Accrued liabilities	173,550	155,327	156,209
Liabilities of discontinued operations	13,809	42,566	35,181
Accrued income taxes payable (including deferred income taxes of $1,996, $2,221 and $980 as of October 4, 2008, December 29, 2007, and September 29, 2007, respectively)	30,133	12,199	7,081

Total current liabilities	433,694	405,151	390,013

Long-term debt	162,456	310,500	330,950
Other long-term liabilities (including deferred income taxes of $59,169, $64,062, and $131,161 as of October 4, 2008, December 29, 2007, and September 29, 2007, respectively)	112,598	117,956	185,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 14)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,108,061, 48,202,442 and 47,947,932 issued as of October 4, 2008, December 29, 2007 and September 29, 2007, respectively	501	482	479
Additional paid-in capital	627,563	587,099	578,335
Accumulated other comprehensive income	34,043	69,583	58,652
Retained earnings	284,346	220,762	197,820
Treasury stock, at cost 3,917,147, 3,796,302 and 3,158,914 shares as of October 4, 2008, December 29, 2007 and September 29, 2007, respectively	(109,564)	(105,030)	(80,247)

Total stockholders’ equity	836,889	772,896	755,039

Total liabilities and stockholders’ equity	$1,545,637	$1,606,503	$1,661,713

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Net revenues	$548,687	$473,164	$1,620,750	$1,354,905
Cost of goods sold	293,516	277,812	886,297	790,107

Gross profit	255,171	195,352	734,453	564,798
Selling, general and administrative expenses	205,059	155,942	575,047	439,509
Amortization of intangible assets	2,460	2,996	7,522	10,047
Pension expense (income)	(203)	(345)	(785)	(1,038)

Operating income	47,855	36,759	152,669	116,280
Other loss (income)	(1,196)	419	3,062	(6,463)
Interest expense	6,853	9,177	23,329	27,983
Interest income	(909)	(1,257)	(2,513)	(2,293)

Income from continuing operations before provision for income taxes and minority interest	43,107	28,420	128,791	97,053
Provision for income taxes	13,451	11,835	65,216	30,652

Income from continuing operations before minority interest	29,656	16,585	63,575	66,401
Minority interest	(367)	—	(726)	—

Income from continuing operations	29,289	16,585	62,849	66,401
Income (loss) from discontinued operations, net of taxes	(2,778)	(12,174)	735	(10,238)

Net income	$26,511	$4,411	$63,584	$56,163

Basic income per common share:
Income from continuing operations	$0.64	$0.37	$1.39	$1.48
Income (loss) from discontinued operations	(0.06)	(0.27)	0.02	(0.23)

Net income	$0.58	$0.10	$1.41	$1.25

Diluted income per common share:
Income from continuing operations	$0.62	$0.36	$1.34	$1.43
Income (loss) from discontinued operations	(0.06)	(0.26)	0.02	(0.22)

Net income	$0.56	$0.10	$1.36	$1.21

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,875,657	44,762,763	45,253,013	44,960,238

Diluted	47,142,607	46,347,574	46,886,802	46,535,915

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	October 4,	September 29,
	2008	2007

Cash flows from operating activities:
Net income	$63,584	$56,163
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange loss (gain)	16,053	(7,221)
Income from discontinued operations	(735)	10,238
Depreciation and amortization	35,206	51,762
Stock compensation	11,032	10,684
Amortization of deferred financing costs	2,212	2,059
Provision for trade and other bad debts	4,178	2,039
Inventory writedown	16,109	24,272
Loss on repurchase of Senior Notes/ refinancing of debt facilities	5,329	—
Other	362	51
Changes in operating assets and liabilities:
Accounts receivable	(78,913)	(23,003)
Inventories	(21,067)	(19,631)
Prepaid expenses and other assets	(30,395)	2,313
Accounts payable, accrued expenses and other liabilities	34,223	(23,214)
Accrued income taxes	37,396	(4,468)

Net cash provided by operating activities from continuing operations	94,574	82,044
Net cash provided by (used in) operating activities from discontinued operations	(23,701)	44,739

Net cash provided by operating activities	70,873	126,783

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	331	1,531
Purchases of property, plant & equipment	(31,114)	(24,308)
Proceeds from the sale of businesses	27,469	—
Business acquisitions, net of cash acquired	(2,356)	(1,691)
Purchase of intangible assets	(26,727)	—
Other	—	3

Net cash used in investing activities from continuing operations	(32,397)	(24,465)
Net cash used in investing activities from discontinued operations	—	(443)

Net cash used in investing activities	(32,397)	(24,908)

Cash flows from financing activities:
Repayments of Term B Note	(107,300)	(41,350)
Repurchase of Senior Notes due 2013	(46,185)	—
Increase (decrease) in short-term notes payable	2,546	(20,866)
Borrowings under revolving credit facility	30,227	—
Payment of deferred financing costs	(3,591)	—
Proceeds from the exercise of employee stock options	28,495	11,117
Purchase of treasury stock	(4,534)	(32,908)
Other	—	(255)

Net cash used in financing activities from continuing operations	(100,342)	(84,262)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(100,342)	(84,262)
Effect of foreign exchange rate changes on cash and cash equivalents	(7,148)	4,274

Decrease in cash and cash equivalents	(69,014)	21,887
Cash and cash equivalents at beginning of period	191,918	166,990

Cash and cash equivalents at end of period	$122,904	$188,877

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

Periods Covered:  The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. The period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) contained 52 weeks of operations. Additionally, the period from July 6, 2008 to October 4, 2008 (the “Three Months Ended October 4, 2008”) and the period from July 1, 2007 to September 29, 2007 (the “Three Months Ended September 29, 2007”) each contained thirteen weeks of operations. The period from December 30, 2007 to October 4, 2008 (the “Nine Months Ended October 4, 2008”), and the period from December 31, 2006 to September 29, 2007 (the “Nine Months Ended September 29, 2007”), contained forty and thirty-nine weeks of operations, respectively.

Reclassifications:  Prior period items on the Company’s Consolidated Condensed Statement of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Stock-Based Compensation:  42,900 and 460,300 stock options were granted during the Three and Nine Months Ended October 4, 2008, respectively, and 300,700 stock options were granted during the Nine Months Ended September 29, 2007. No stock options were granted during the Three Months Ended September 29, 2007. The fair values of stock options granted during the Three and Nine Months Ended October 4, 2008 and the Nine Months Ended September 29, 2007 were estimated at the dates of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	October 4,	October 4,	September 29,
	2008	2008	2007

Weighted average risk free rate of return(a)	3.03%	3.19%	4.44%
Dividend yield(b)	—	—	—
Expected volatility of the market price of the Company’s common stock	36.1%	36.1%	31.3%
Expected option life	6 years	6 years	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements, Amended and Restated Credit Agreement and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last four fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Stock-based compensation expense before income taxes:
Stock options	$1,413	$1,647	$4,077	$5,112
Restricted stock grants	2,572	1,853	7,262	5,732

Total(a)	3,985	3,500	11,339	10,844

Income tax benefit:
Stock options	493	583	1,423	1,811
Restricted stock grants	404	657	1,140	2,031

Total	897	1,240	2,563	3,842

Stock-based compensation expense after income taxes:
Stock options	920	1,064	2,654	3,301
Restricted stock grants	2,168	1,196	6,122	3,701

Total	$3,088	$2,260	$8,776	$7,002

(a)	Stock-based compensation has been reflected in the Company’s consolidated condensed statement of operations as follows:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Included in income from continuing operations	$3,985	$3,441	$11,032	$10,684
Included in income from discontinued operations	—	59	307	160

	$3,985	$3,500	$11,339	$10,844

Foreign Currency Exchange Contracts:  During the Three and Nine Months Ended October 4, 2008, the Company entered into foreign currency exchange contracts which were designed to fix the number of Euros required to satisfy up to 50% of future dollar denominated purchases of inventory that certain of the Company’s European subsidiaries expect to make. Prior to January 2008, the Company’s policy was to enter into foreign currency exchange contracts designed to fix the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. Some of the foreign currency exchange contracts entered into during the Three and Nine Months Ended October 4, 2008 were designated as cash flow hedges. See Notes 11 and 19.

Recent Accounting Pronouncements:  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of October 4, 2008, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Company does not expect the adoption of FSP 157-3 to have a material impact on its financial condition, results of operations or cash flows.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

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

The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operated Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company has entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia for a period contemplated to run through December 31, 2012 (which duration is contemplated to be renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

During the quarter ended April 5, 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and recorded a restructuring charge (included in selling, general and administrative expenses) of $18,535 (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH.

Retail Stores in China:  Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2,524.

Note 4 —	Discontinued Operations

Designer Swimwear brands (except for Calvin Klein):  During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of October 4, 2008, December 29, 2007 and September 29, 2007 and for the Three and Nine Months Ended October 4, 2008 and Three and Nine Months Ended September 29, 2007. Pursuant to the agreement related to the sale of the Catalina, Anne Cole and Cole of California businesses, the Company was obligated to provide transition services to the buyer through June 30, 2008. In addition, the selling price is subject to working capital adjustments. During the Three and Nine Months Ended October 4, 2008, the Company recorded charges of approximately $1 and $6,763, primarily related to working capital adjustments associated with the disposition of these brands. In addition, during the Three Months Ended July 5, 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses. As a result, these business units have been classified as discontinued operations as of October 4, 2008 and for the Three and Nine Months Ended October 4, 2008 and the Three and Nine Months Ended September 29, 2007. During the Three and Nine Months Ended October 4, 2008, the Company recognized losses (as part of “Income (loss) from discontinued operations, net of taxes”) of $153 and $2,366, respectively, related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.

Lejaby Sale:  During Fiscal 2007, the Company began exploring strategic alternatives for its Lejaby business including the potential sale of this business. On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement (the “TSA”) with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers (primarily related to information technology, operational and logistical, accounting and finance, real estate and human resources and payroll services) for which the Company is being reimbursed. Pursuant to the TSA the Company will continue to operate the Canadian portion of the Lejaby business through the term of the TSA. As a result, the Lejaby business (with the exception of the Company’s Canadian Lejaby division) has been classified as a

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

discontinued operation as of October 4, 2008, December 29, 2007 and September 29, 2007 and for the Three and Nine Months Ended October 4, 2008 and Three and Nine Months Ended September 29, 2007. During March 2008, the Company recorded a gain (as part of “Income (loss) from discontinued operations, net of taxes”) of $11,142 related to the sale of Lejaby. In addition, during the Three Months Ended April 5, 2008, the Company repatriated, in the form of a dividend to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $15,500 which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations.

Summarized operating results for the discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Net revenues	$292	$28,750	$40,101	$169,530

(Loss) before provision for income taxes	$(3,249)	$(15,809)	$(3,473)	$(9,869)
Provision (benefit) for income taxes	(471)	(3,635)	(4,208)	369

Income (loss) from discontinued operations	$(2,778)	$(12,174)	$735	$(10,238)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	October 4,	December 29,	September 29,
	2008	2007	2007

Accounts receivable, net	$6,227	$21,487	19,342
Inventories	357	28,167	33,983
Prepaid expenses and other current assets	588	6,217	4,804
Deferred Tax Asset — Current	40	524	1,868
Property, plant and equipment, net	325	3,001	3,215
Licenses, trademarks and other intangible assets, net	0	6,351	27,669
Deferred Tax Asset — Non Current	0	1,924	1,870
Other assets	0	260	312

Assets of discontinued operations	$7,537	$67,931	93,063

Accounts payable	$947	$14,867	9,974
Accrued liabilities	10,360	21,693	16,728
Deferred Tax Liability — Current	104	7	7
Accrued Income tax payable	147	0	0
Deferred Tax Liability — Long Term	0	935	3,457
Other long-term liabilities	2,251	5,064	5,015

Liabilities of discontinued operations	$13,809	$42,566	35,181

Note 5 —	Restructuring Expenses

During the Three and Nine Months Ended October 4, 2008, the Company incurred restructuring charges of $4,418 and $30,735, respectively. For the Three Months Ended October 4, 2008, charges related to the

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

rationalization and consolidation of the Company’s European operations, contract termination and employee severance costs associated with management’s initiatives to increase productivity and profitability in the Swimwear Group and other charges. For the Nine Months ended October 4, 2008, charges related to the Collection License Company Charge, the rationalization and consolidation of the Company’s European operations and contract termination and employee severance costs associated with management’s initiatives to increase productivity and profitability in the Swimwear Group, impairment/writedown of property, plant and equipment, costs associated with the disposition of the Company’s manufacturing plants in Mexico and other charges.

During the Three and Nine Months Ended September 29, 2007, the Company incurred restructuring charges of $14,096 and $18,184, respectively, primarily related to expenses associated with management’s initiatives to increase productivity and profitability in the Swimwear Group. Actions taken in that regard included the closure of the Company’s swim goggle manufacturing facility in Canada, the sale of the Company’s Mexican manufacturing facilities and the shutdown of a technical research operation in Rhode Island. As relates to the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local business partner whereby the Company transferred the facilities to the buyer. As part of the transfer the buyer agreed to assume certain liabilities associated with the facilities and the facilities’ employees. Restructuring charges related to those activities included (a) rationalization of the swimwear workforce in Canada (92 employees), California and Mexico (452 employees) and Rhode Island (five employees); (b) impairment/writedown of property, plant and equipment at the locations mentioned above; (c) inventory writedown related to the closure of the swim goggle manufacturing facility located in Canada; (d) legal fees and (e) lease and contract termination costs.

Employee termination costs and legal fees are recorded in accrued liabilities on the Company’s balance sheet and are expected to be settled within twelve months. Lease and contract termination costs are recorded in other long-term liabilities on the Company’s balance sheet and are expected to be settled over the next five years. Amounts incurred during the Nine Months Ended October 4, 2008 relating to the Collection License Company Charge and to costs associated with the disposition of the Company’s manufacturing plants in Mexico have been paid during the Nine Months Ended October 4, 2008.

For the Three and Nine Months Ended October 4, 2008, the cash portion of restructuring items was $4,418 and $29,296, respectively, and the non-cash portion was zero and $1,439, respectively. For the Three Months and Nine Months Ended September 29, 2007, the cash portion of restructuring items was $1,202 and $3,897, respectively, and the non-cash portion was $12,894 and $14,287, respectively.

Restructuring charges have been recorded in the consolidated condensed statement of operations for the Three and Nine Months Ended October 4, 2008 and Three and Nine Months Ended September 29, 2007, as follows:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Cost of goods sold	$281	$7,166	$1,121	$10,167
Selling, general and administrative expenses	4,137	6,930	29,614	8,017

	$4,418	$14,096	$30,735	$18,184

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Changes in liabilities related to restructuring expenses for the Nine Months Ended October 4, 2008 are summarized below:

Balance at December 29, 2007	$4,718
Charges for the Nine Months Ended October 4, 2008	30,735
Cash reductions for the Nine Months Ended October 4, 2008	(31,806)
Non-cash changes and foreign currency effects	(493)

Balance at October 4, 2008	$3,154

Note 6 —	Business Segments and Geographic Information

Business Segments:  The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of October 4, 2008, the Sportswear Group operated 378 Calvin Klein retail stores worldwide (consisting of 29 full price free-standing stores, 25 outlet free standing stores and 324 shop-in-shop/concession stores). As of October 4, 2008, there were also 345 retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s® , Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of October 4, 2008, the Intimate Apparel Group operated: (i) 463 Calvin Klein retail stores worldwide (consisting of 45 free-standing stores, 52 outlet free-standing stores, one on-line store and 365 shop-in-shop/concession stores). As of October 4, 2008, there were also 222 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo® , Lifeguard® ,and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Information by business group is set forth below:

	Sportswear	Intimate	Swimwear		Corporate/
	Group	Apparel Group	Group	Group Total	Other	Total

Three Months Ended October 4, 2008
Net revenues	$316,782	$200,272	$31,633	$548,687	$—	$548,687
Operating income (loss)	39,728	34,615	(10,232)	64,111	(16,256)	47,855
Depreciation and amortization(a)	9,043	2,994	600	12,637	237	12,874
Restructuring expense	3,149	204	1,064	4,417	1	4,418
Capital expenditures	4,074	5,963	485	10,522	1,592	12,114
Three Months Ended September 29, 2007
Net revenues	$265,098	$175,034	$33,032	$473,164	$—	$473,164
Operating income (loss)	36,471	33,003	(22,871)	46,603	(9,844)	36,759
Depreciation and amortization	7,614	3,622	13,758	24,994	985	25,979
Restructuring expense	—	921	13,175	14,096	—	14,096
Capital expenditures	5,211	2,759	131	8,101	2,172	10,273
Nine Months Ended October 4, 2008
Net revenues	$866,296	$540,617	$213,837	$1,620,750	$—	$1,620,750
Operating income (loss)	84,847	98,865	12,244	195,956	(43,287)	152,669
Depreciation and amortization(a)	23,444	8,662	1,701	33,807	1,399	35,206
Restructuring expense	26,246	898	2,179	29,323	1,412	30,735
Capital expenditures	9,524	12,324	617	22,465	5,876	28,341
Nine Months Ended September 29, 2007
Net revenues	$693,419	$451,857	$209,629	$1,354,905	$—	$1,354,905
Operating income (loss)	81,697	78,737	(8,456)	151,978	(35,698)	116,280
Depreciation and amortization	20,975	9,051	18,584	48,610	3,152	51,762
Restructuring expense (income)	119	1,041	17,047	18,207	(23)	18,184
Capital expenditures	12,859	5,485	416	18,760	5,189	23,949
Balance Sheet
Total Assets:
October 4, 2008	$862,899	$326,468	$111,929	$1,301,296	$244,341	$1,545,637
December 29, 2007	758,311	359,508	166,862	1,284,681	321,822	1,606,503
September 29, 2007	859,453	445,147	169,664	1,474,264	187,449	1,661,713
Property, Plant and Equipment:
October 4, 2008	$22,338	$29,432	$4,226	$55,996	$52,777	$108,773
December 29, 2007	24,187	26,112	4,613	54,912	57,004	111,916
September 29, 2007	23,253	17,090	4,069	44,412	59,449	103,861

(a)	In connection with its estimate of depreciation expense, the Company recorded an additional depreciation charge of $1,644 during the Three Months Ended October 4, 2008, which amount related to the correction of amounts recorded in prior periods. The amount was not material to any prior period.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Unallocated corporate expenses	$16,018	$8,859	$40,476	$32,569
Restructuring expense	1	—	1,412	(23)
Depreciation and amortization of corporate assets	237	985	1,399	3,152

Corporate/other	$16,256	$9,844	$43,287	$35,698

A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Operating income from operating groups	$64,111	$46,603	$195,956	$151,978
Corporate/other	(16,256)	(9,844)	(43,287)	(35,698)

Operating income	47,855	36,759	152,669	116,280
Other loss (income)	(1,196)	419	3,062	(6,463)
Interest expense	6,853	9,177	23,329	27,983
Interest income	(909)	(1,257)	(2,513)	(2,293)

Income from continuing operations before provision for income taxes and minority interest	$43,107	$28,420	$128,791	$97,053

Geographic Information:  Net revenues summarized by geographic region are as follows:

	Three Months Ended
	October 4,		September 29,
	2008	%	2007	%

Net revenues:
United States	$233,938	42.6%	$219,783	46.5%
Europe	166,412	30.3%	143,747	30.4%
Asia	89,248	16.3%	68,352	14.4%
Canada	28,313	5.2%	24,019	5.1%
Mexico, Central and South America	30,776	5.6%	17,263	3.6%

	$548,687	100.0%	$473,164	100.0%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended
	October 4,		September 29,
	2008	%	2007	%

Net revenues:
United States	$745,436	46.0%	$707,509	52.3%
Europe	458,368	28.2%	344,723	25.4%
Asia	247,621	15.3%	181,173	13.4%
Canada	87,163	5.4%	73,531	5.4%
Mexico, Central and South America	82,162	5.1%	47,969	3.5%

	$1,620,750	100.0%	$1,354,905	100.0%

Information about Major Customers:  For the Three and Nine Months Ended October 4, 2008 and the Three and Nine Months Ended September 29, 2007, no one customer accounted for 10% or more of the Company’s net revenues.

Note 7 —	Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Provision for income taxes included in income from continuing operations
Domestic	$12,374	$1,221	$37,953	$7,191
Foreign	1,077	10,614	27,263	23,461

	$13,451	$11,835	$65,216	$30,652

The provision for income taxes was $13,451 or an effective tax rate of 31.2% for the Three Months Ended October 4, 2008, compared to $11,835 or an effective tax rate of 41.6% for the Three Months Ended September 29, 2007. The effective tax rate for the Three Months Ended October 4, 2008 reflects a shift in the mix of earnings between higher and lower taxing jurisdictions, partially offset by a benefit of approximately $2,000 related to the correction of errors in prior period income tax provisions primarily associated with the finalization of the Company’s tax return in the Netherlands for 2006. These errors were not material to any prior period. The effective tax rate for the Three Months Ended September 29, 2007 reflects nondeductible restructuring expenses in the United States.

The provision for income taxes was $65,216, or an effective tax rate of 50.6% for the Nine Months Ended October 4, 2008, compared to $30,652, or an effective tax rate of 31.6% for the Nine Months Ended September 29, 2007. The higher effective tax rate for the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007 primarily reflects: (i) a charge of approximately $15,500 related to the repatriation, in the form of a dividend, to the U.S., of the proceeds received in connection with the Lejaby sale, net of adjustments for working capital (see Note 4); (ii) certain nondeductible restructuring expenses associated with the transfer of the Collection License Company to PVH, which provided no tax benefits to the Company and (iii) a shift in the mix of earnings between higher and lower taxing jurisdictions.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. Valuation allowances are determined on a jurisdiction-by-jurisdiction basis. The Company does not have a valuation allowance against its U.S. federal deferred tax assets but has established a valuation allowance against certain of its U.S. state and foreign deferred tax assets of approximately $6,000 and $6,500, respectively, as of October 4, 2008. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations and is effective for fiscal years beginning after December 15, 2008. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes by requiring that adjustments to tax contingencies and valuation allowances provided on deferred taxes related to acquisitions which were completed prior to the effective date of SFAS 141(R) will generally impact income tax expense rather than goodwill. Accordingly, through the end of the Company’s fiscal year ending on January 3, 2009, of the $6,000 and $6,500 of valuation allowances, approximately $3,000 and $2,500, respectively, will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies. The remainder of the valuation allowance will be applied to reduce goodwill or intangible assets until exhausted and thereafter will be reported as a direct addition to paid-in capital or benefit to net income. Beginning on January 4, 2009, the provisions of SFAS 141(R) will apply.

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

The Company applies the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Nine Months Ended October 4, 2008 the Company reduced its liability for uncertain tax positions by approximately $5,100 reflecting a decrease of approximately $3,200 related to uncertain tax positions in existence on the date of acquisition of the CKJEA business, a decrease of approximately $2,000 related to the conclusion of audit examinations in certain of the Company’s foreign jurisdictions, and a decrease of approximately $4,200 resulting from the completion of certain filing obligations of the Company. Those decreases were partially offset by increases to the liability of approximately $4,300 associated with various uncertain tax positions.

It is the Company’s belief that it is reasonably possible that an adjustment to the FIN 48 liability could occur within the next 12 months related to certain of the Company’s uncertain tax positions. Any additional impact on the Company’s income tax liability resulting from those positions cannot presently be determined. The Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

The Company recognizes penalties and interest related to uncertain tax positions in income tax expense and had accrued interest and penalties as of October 4, 2008 of approximately $2,500.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

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

The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Nine Months Ended October 4, 2008, the actual rate of return on the Pension Plan’s assets has been a loss of approximately 13%. However, based upon historical results, the Company has been using an assumed rate of return of 8% per year on Pension Plan assets to estimate pension income/expense on an interim basis.

The fair value of the Pension Plan’s assets was approximately $120,000 at October 4, 2008, compared to approximately $138,147 at December 30, 2007. The fair value of the Pension Plan’s assets reflects a $24,000 decline from their assumed value of approximately $144,000, net of benefits paid, at October 4, 2008. The Company will record any decrease in the fair value of the Pension Plan’s assets as a reduction in Pension Plan income (increase in pension expense) in the fourth quarter of fiscal 2008. Assuming that the fair value of the investment portfolio does not recover from its value at October 4, 2008, in light of the actual 13% decline in the fair value of the Company’s pension plan investment portfolio to $120,000 at October 4, 2008, the Company could recognize $20,000 to $30,000 of pension expense for the year ending January 3, 2009. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for fiscal 2008.

The following table includes the Company’s U.S. Plan. The Foreign Plans were not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Service cost	$—	$—	$5	$49
Interest cost	2,472	2,199	81	110
Expected return on plan assets	(2,763)	(2,544)	—	—
Amortization of actuarial loss (gain)	—	—	(22)	36

Net benefit (income) cost(a)	$(291)	$(345)	$64	$195

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007

Service cost	$—	$—	$127	$147
Interest cost	7,421	6,594	242	330
Expected return on plan assets	(8,294)	(7,632)	—	—
Amortization of actuarial loss (gain)	—	—	(66)	108

Net benefit (income) cost(a)	$(873)	$(1,038)	$303	$585

(a)	Pension Plan net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of $88 for the Three Months and Nine Months Ended October 4, 2008.

The Company’s contributions to the domestic plan were $7,483 during the Nine Months Ended October 4, 2008 and are expected to be $8,133 in total for the fiscal year ending January 3, 2009.

Deferred Compensation Plans

The Company’s liability for employee contributions and investment activity was $1,647, $1,379 and $1,324 as of October 4, 2008, December 29, 2007 and September 29, 2007, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $405 and $242 as of October 4, 2008 and December 29, 2007, respectively. This liability is included in other long-term liabilities.

Note 9 —	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended			Nine Months Ended
	October 4,		September 29,	October 4,	September 29,
	2008		2007	2008	2007

Net income	$26,511		$4,411	$63,584	$56,163
Other comprehensive (loss) income:
Foreign currency translation adjustments	(61,127	)(a)	23,329	(35,619)	27,385
Other	9		(291)	79	(186)

Total comprehensive (loss) income	$(34,607)		$27,449	$28,044	$83,362

(a)	The loss of $61,127 related to foreign currency translation adjustments for the Three Months Ended October 4, 2008 reflects the decline in the strength of foreign currencies relative to the US dollar during the Three Months Ended October 4, 2008 coupled with the fact that more than 60% of the Company’s assets are based outside of the U.S.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The components of accumulated other comprehensive income as of October 4, 2008, December 29, 2007 and September 29, 2007 are summarized below:

	October 4,	December 29,	September 29,
	2008	2007	2007

Foreign currency translation adjustments(a)	$34,991	$70,610	$61,462
Actuarial gains (losses), net related to post retirement medical plans	(727)	(793)	(2,350)
Other	(221)	(234)	(460)

Total accumulated other comprehensive income	$34,043	$69,583	$58,652

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 10 —	Fair Value Measurement

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

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts meets the definition of level 2 fair value, as defined above.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 4, 2008, as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swaps	$—	$1,566	$—
Foreign currency exchange contracts	$—	$2,654	$—

Note 11 —	Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	October 4,	December 29,	September 29,
	2008	2007	2007

Finished goods	$265,414	$260,478	$271,701
Work in process / in transit	47,538	57,074	51,594
Raw materials	2,696	15,100	16,885

	$315,648	$332,652	$340,180

During the Three Months Ended October 4, 2008, the Company’s Calvin Klein (“CK”) Jeans Europe (“CKJE”) subsidiary entered into foreign currency exchange forward contracts, which were designated as cash flow hedges for financial reporting purposes in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS 138”). These foreign currency exchange forward contracts, which were outstanding at October 4, 2008, require the purchase of approximately $9,400 for a total of approximately €6,656 at a weighted average exchange rate of $1.41 to €1.00 and mature through August 2009. CKJE’s foreign currency exchange forward contracts that are designated as cash flow hedges are designed to offset the risk of changes in the functional currency cash flows attributable to changes in the related foreign currency exchange rate by fixing the number of Euros required to satisfy up to 50% of purchases of inventory by CKJE in a given month for a period up to eighteen months in the future. Such purchase commitments are denominated in United States dollars; the functional currency of CKJE is the Euro. During the Three Months Ended October 4, 2008, the amount of gains/losses related to these cash flow hedges that was recorded in Accumulated Other Comprehensive Income (“AOCI”) and the amount of AOCI that was reclassified to earnings were immaterial.

In addition, as of October 4, 2008, the Company was party to other outstanding foreign currency exchange contracts to purchase approximately $27,280 for a total of approximately €17,726 at a weighted average exchange rate of $1.54 to €1.00. The foreign currency exchange contracts mature through November 2009 and are designed to fix the number of euros required to satisfy 50% of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were not designated as cash flow hedges for financial reporting purposes and the Company recorded a gain of approximately $3,113 for the Nine Months Ended October 4, 2008 in the Other loss (income) line item in the Consolidated Condensed Statement of Operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 12 —	Intangible Assets and Goodwill

The following tables set forth intangible assets as of October 4, 2008, December 29, 2007 and September 29, 2007 and the activity in the intangible asset accounts for the Nine Months Ended October 4, 2008:

	October 4, 2008			December 29, 2007			September 29, 2007
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$283,998	$35,236	$248,762	$271,634	$29,525	$242,109	$333,518	$27,097	$306,421
Sales order backlog	—	—	—	—	—	—	1,600	1,600	—
Other	16,140	6,280	9,860	16,912	4,469	12,443	16,575	3,777	12,798

	300,138	41,516	258,622	288,546	33,994	254,552	351,693	32,474	319,219

Indefinite-lived intangible assets:
Trademarks	19,366	—	19,366	19,366	—	19,366	96,074	—	96,074
Licenses in perpetuity	8,909	—	8,909	8,909	—	8,909	40,014	—	40,014

	28,275	—	28,275	28,275	—	28,275	136,088	—	136,088

Intangible Assets(a)	$328,413	$41,516	$286,897	$316,821	$33,994	$282,827	$487,781	$32,474	$455,307

(a)	During Fiscal 2007, reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets in existence as of the Effective Date) of $188,557 were ratably applied against non-current intangible assets in existence as of the Effective Date as follows: $178,095 to intangibles of continuing operations, $10,401 to intangibles of discontinued operations and $61 to intangible assets that were sold during Fiscal 2007.

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at December 29, 2007	$19,366	$8,909	$242,109	$12,443	$282,827
Amortization expense	—	—	(5,711)	(1,811)	(7,522)
Acquisitions(a)	—	—	24,700	—	24,700
Renewal of Chaps license(b)	—	—	2,027	—	2,027
Translation adjustments	—	—	(14,363)	(772)	(15,135)

Balance at October 4, 2008	$19,366	$8,909	$248,762	$9,860	$286,897

(a)	In connection with the purchase of the 2008 CK Licenses, the Company recorded intangible assets of $24,700 during the Nine Months Ended October 4, 2008 related to licenses for a term. See Note 3. The Company expects to amortize the 2008 CK Licenses over a weighted average period of approximately 37 years.

(b)	During the Nine Months Ended October 4, 2008, the Company paid $2,027 to renew its Chaps license through December 31, 2013. The Company expects to amortize the rights associated with the Chaps renewal payment over a period of approximately five years.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2009	$9,909
2010	9,038
2011	8,429
2012	8,243
2013	7,977

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 4, 2008:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at December 29, 2007	$105,906	$400	$642	$106,948
Adjustment:
Translation adjustments	(6,716)	(24)	—	(6,740)
Other(a)	(1,930)	—	—	(1,930)

Goodwill balance at October 4, 2008	$97,260	$376	$642	$98,278

(a)	Primarily related to the reduction of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA businesses.

The Company reviews its intangible assets and goodwill for impairment in the fourth quarter of each fiscal year or sooner if events or changes in circumstances indicate that the carrying amount of any of those assets may not be recoverable. Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

During the Three Months and Nine Months Ended October 4, 2008, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that no triggering events had occurred that would require an interim impairment test. The Company noted that cash provided by operating activities from continuing operations during the Nine Months Ended October 4, 2008 had increased by 15% compared to the same period in Fiscal 2007. The magnitude of such increases may be impacted by the current weakness in the credit markets, which has potentially reduced the ability of its customers to obtain credit, and thereby their ability in the future to purchase the Company’s merchandise at the same or higher levels as in the past. The Company also noted that although its stock price has declined significantly during the Three Months Ended October 4, 2008, the market capitalization of the Company remained significantly above the value of its net assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 13 —	Debt

Debt was as follows:

	October 4,	December 29,	September 29,
	2008	2007	2007

Short-term debt:
CKJEA notes payable and other	$55,104	$54,315	$50,127
Revolving credit facility	30,227	—	—
Current portion of Term B Note due 2012		1,800	1,800

	85,331	56,115	51,927

Long-term debt:
8 7/8% Senior Notes due 2013	160,890	205,000	205,000
Unrealized gain on swap agreements	1,566	—	—
Term B Note due 2012	—	105,500	125,950

	162,456	310,500	330,950

Total Debt	$247,787	$366,615	$382,877

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

Interest Rate Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”), the weighted average effective interest rate of the Senior Notes was 8.15% as of October 4, 2008, 8.93% as of December 29, 2007 and 9.14% as of September 29, 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
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

	October 4,	December 29,	September 29,
	2008	2007	2007

Unrealized gain (loss):
2003 Swap Agreement	$1,140	$128	$(1,352)
2004 Swap Agreement	426	(148)	(932)

Net unrealized gain (loss)	$1,566	$(20)	$(2,284)

New Credit Agreements

On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company (“Warnaco Canada”), an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit (the “Lenders and Issuers”).

The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note, and were used to refinance the Term B Note. In addition, the New Credit Agreements will be used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.

The New Credit Agreement provides for a five-year asset-based revolving credit facility under which up to $270,000 initially will be available. In addition, during the term of the New Credit Agreement, Warnaco may make up to three requests for additional credit commitments in an aggregate amount not to exceed $200,000. The New Canadian Credit Agreement provides for a five-year asset-based revolving credit facility in an aggregate amount up to U.S. $30,000. The New Credit Agreements mature on August 26, 2013.

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (5.75% at October 4, 2008) or (ii) a Eurodollar Rate (as defined in the New Credit Agreement) plus 1.75% (6.08% at October 4, 2008) , in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (5.50% at October 4, 2008), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (5.95% at October 4, 2008), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The New Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The New Credit Agreements also include certain other restrictive covenants.

The covenants under the New Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the New Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the New Credit Agreements) for the last four quarters was at least 1.1 to 1 and certain other requirements are met. In addition, if Available Credit is less than a Trigger Amount (as defined in the New Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the New Credit Agreements) must be at least 1.1 to 1.0.

The New Credit Agreements contain events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the Lenders and Issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of October 4, 2008 and November 6, 2008, the Company was in compliance with all financial covenants contained in the New Credit Agreements.

The obligations of Warnaco under the New Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the New Canadian Credit Agreement are guaranteed by the Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the New Credit Agreements and the guarantees thereof, the Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the New Canadian Credit Agreement and the guarantee thereof by Warnaco Canada’s sole subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the New Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership subsidiaries, as well as liens on intellectual property rights.

On August 26, 2008, the Company used $90,000 of the proceeds from the New Credit Agreements and $16,000 of its existing cash and cash equivalents to repay $106,000 in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full. The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. In September 2008, the Company used its cash and cash equivalents to repay borrowings of $59,800 under the New Credit Agreement. As of October 4, 2008, the Company had approximately $30,200 in loans and approximately $60,900 in letters of credit outstanding under the New Credit Agreement, leaving approximately $118,500 of availability under the New Credit Agreement. As of October 4, 2008, there were no loans or letters of credit outstanding under the New Canadian Credit Agreement and available credit was approximately $26,000.

In connection with the termination of the Amended and Restated Credit Agreement, during the Three Months Ended October 4, 2008, in accordance with Emerging Issues Task Force Issue No. 98-14 Debtor’s Accounting for

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Changes in Line-of-Credit or Revolving Debt Arrangements (“EITF 98-14”), the Company wrote-off approximately $2,100 of deferred financing costs, which had been recorded as Other Assets on the balance sheet. The write-off of deferred financing costs is included in interest expense in the Consolidated Statement of Operations. In addition, approximately $200 of deferred financing costs related to the Amended and Restated Credit Agreement was not written-off in accordance with the provision of EITF 98-14 and will be amortized over the term of the New Credit Agreements. The Company recorded approximately $4,200 of deferred financing costs in connection with the New Credit Agreements, which will be amortized using the straight-line method through August 25, 2013.

Revolving Credit Facility; Amended and Restated Credit Agreement and Foreign Revolving Credit Facility

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement in connection with the closing of the New Credit Agreements (see above). In addition, during the Three Months Ended October 4, 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.

Euro-Denominated CKJEA Notes Payable

The weighted average effective interest rate for the outstanding CKJEA notes payable was 5.18% as of October 4, 2008, 4.88% as of December 29, 2007 and 4.81% as of September 29, 2007. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 4, 2008 for additional terms of no more than 12 months.

Note 14 —	Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at October 4, 2008, December 29, 2007 and September 29, 2007.

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Nine Months Ended October 4, 2008 is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of December 29, 2007	3,369,348	$18.76
Granted	460,300	49.32
Exercised	(1,582,071)	18.02
Forfeited / Expired	(59,815)	26.42

Outstanding as of October 4, 2008	2,187,762	$25.62

Exercisable as of October 4, 2008	1,310,718	$17.43

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of and for the Nine Months Ended October 4, 2008 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	Shares/Units	Value

Unvested as of December 29, 2007	833,292	$26.06
Granted	250,040	48.24
Vested	(332,460)	25.33
Forfeited	(50,484)	27.11

Unvested as of October 4, 2008	700,388	$34.25

Note 15 —	Supplemental Cash Flow Information

	Nine Months Ended
	October 4,	September 29,
	2008	2007

Cash paid (received) during the period for:
Interest expense	$18,795	$20,390
Interest income	(1,533)	(1,661)
Income taxes, net of refunds received	27,939	37,303
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,218	3,393

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 16 —	Income per Common Share

	Three Months Ended
	October 4,	September 29,
	2008	2007

Numerator for basic and diluted income per common share:
Income from continuing operations	$29,289	$16,585

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,875,657	44,762,763

Income per common share from continuing operations	$0.64	$0.37

Diluted:
Weighted average number of shares outstanding	45,875,657	44,762,763
Effect of dilutive securities:
Employee stock options	916,272	1,211,534
Unvested employees’ restricted stock	350,678	373,277

Weighted average number of shares and share equivalents outstanding	47,142,607	46,347,574

Income per common share from continuing operations	$0.62	$0.36

Number of anti-dilutive “out-of-the-money” stock options outstanding(a)	434,150	—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended
	October 4, 2008	September 29, 2007

Numerator for basic and diluted income per common share:
Income from continuing operations	$62,849	$66,401

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,253,013	44,960,238

Income per common share from continuing operations	$1.39	$1.48

Diluted:
Weighted average number of shares outstanding	45,253,013	44,960,238
Effect of dilutive securities:
Employee stock options	1,209,698	1,168,855
Unvested employees’ restricted stock	424,091	406,822

Weighted average number of shares and share equivalents outstanding	46,886,802	46,535,915

Income per common share from continuing operations	$1.34	$1.43

Number of anti-dilutive “out-of-the-money” stock options outstanding(a)	442,850	—

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 17 —	Legal Matters

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

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

The following tables set forth supplemental consolidating condensed financial information as of October 4, 2008, December 29, 2007 and September 29, 2007 and for the Three and Nine Months Ended October 4, 2008 and the Three and Nine Months Ended September 29, 2007 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,866	$(38)	$120,076	$—	$122,904
Accounts receivable, net	—	—	125,955	200,605	—	326,560
Inventories	—	64,204	73,172	178,272	—	315,648
Prepaid expenses and other current assets	—	76,787	22,848	74,389	—	174,024

Total current assets	—	143,857	221,937	573,342	—	939,136

Property, plant and equipment, net	—	53,125	6,196	49,452	—	108,773
Investment in subsidiaries	1,072,617	551,617	—	—	(1,624,234)	—
Other assets	—	86,430	51,550	359,748	—	497,728

Total assets	$1,072,617	$835,029	$279,683	$982,542	$(1,624,234)	$1,545,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$104,902	$49,985	$278,807	$—	$433,694

Total current liabilities	—	104,902	49,985	278,807	—	433,694

Intercompany accounts	235,729	74,863	(429,008)	118,416	—	—
Long-term debt	—	162,456	—	—	—	162,456
Other long-term liabilities	—	14,404	2,565	95,629	—	112,598
Stockholders’ equity	836,888	478,404	656,141	489,690	(1,624,234)	836,889

Total liabilities and stockholders’ equity	$1,072,617	$835,029	$279,683	$982,542	$(1,624,234)	$1,545,637

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	December 29, 2007
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$76,174	$197	$115,547	$—	$191,918
Accounts receivable, net	—	—	90,721	176,729	—	267,450
Inventories	—	69,578	109,318	153,756	—	332,652
Prepaid expenses and other current assets	—	76,689	10,576	113,877	—	201,142

Total current assets	—	222,441	210,812	559,909	—	993,162

Property, plant and equipment, net	—	56,639	6,644	48,633	—	111,916
Investment in subsidiaries	1,044,573	551,617	—	—	(1,596,190)	—
Other assets	—	20,640	125,482	355,303	—	501,425

Total assets	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$74,987	$54,171	$275,993	$—	$405,151

Total current liabilities	—	74,987	54,171	275,993	—	405,151

Intercompany accounts	271,677	(41,887)	(356,915)	127,125	—	—
Long-term debt	—	310,500	—	—	—	310,500
Other long-term liabilities	—	28,457	2,427	87,072	—	117,956
Stockholders’ equity	772,896	479,280	643,255	473,655	(1,596,190)	772,896

Total liabilities and stockholders’ equity	$1,044,573	$851,337	$342,938	$963,845	$(1,596,190)	$1,606,503

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	September 29, 2007
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$87,297	$197	$101,383	$—	$188,877
Accounts receivable, net	—	—	110,542	177,504	—	288,046
Inventories	—	83,152	104,214	152,814	—	340,180
Prepaid expenses and other current assets	—	3,848	23,194	124,052	—	151,094

Total current assets	—	174,297	238,147	555,753	—	968,197

Property, plant and equipment, net	—	55,869	7,516	40,476	—	103,861
Investment in subsidiaries	1,010,699	551,617	—	—	(1,562,316)	—
Other assets	—	19,766	218,810	351,079	—	589,655

Total assets	$1,010,699	$801,549	$464,473	$947,308	$(1,562,316)	$1,661,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$78,446	$34,323	$277,244	$—	$390,013

Total current liabilities	—	78,446	34,323	277,244	—	390,013

Intercompany accounts	255,660	(183,770)	(231,822)	159,932	—	—
Long-term debt	—	330,950	—	—	—	330,950
Other long-term liabilities	—	100,973	1,587	83,151	—	185,711
Stockholders’ equity	755,039	474,950	660,385	426,981	(1,562,316)	755,039

Total liabilities and stockholders’ equity	$1,010,699	$801,549	$464,473	$947,308	$(1,562,316)	$1,661,713

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended October 4, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$125,096	$101,522	$322,069	$—	$548,687
Cost of goods sold	—	79,891	64,324	149,301	—	293,516

Gross profit	—	45,205	37,198	172,768	—	255,171
SG&A expenses (including amortization of intangible assets)	—	42,079	33,072	132,368	—	207,519
Pension expense (income)	—	(291)	—	88	—	(203)

Operating income (loss)	—	3,417	4,126	40,312	—	47,855
Equity in income of subsidiaries	(26,511)	—	—	—	26,511	—
Intercompany	—	(12,001)	(1,557)	13,558	—	—
Other (income) loss	—	(1,341)	—	145	—	(1,196)
Interest (income) expense, net	—	5,667	(1)	278	—	5,944

Income (loss) from continuing operations before provision for income taxes and minority interest	26,511	11,092	5,684	26,331	(26,511)	43,107
Provision (benefit) for income taxes	—	6,837	(785)	7,399	—	13,451

Income (loss) from continuing operations before minority interest	26,511	4,255	6,469	18,932	(26,511)	29,656
Minority interest	—	—	—	(367)	—	(367)

Income (loss) from continuing operations	26,511	4,255	6,469	18,565	(26,511)	29,289
Income (loss) from discontinued operations, net of income taxes	—	13	94	(2,885)	—	(2,778)

Net income (loss)	$26,511	$4,268	$6,563	$15,680	$(26,511)	$26,511

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 29, 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$118,635	$96,936	$257,593	$—	$473,164
Cost of goods sold	—	81,715	74,290	121,807	—	277,812

Gross profit	—	36,920	22,646	135,786	—	195,352
SG&A expenses (including amortization of intangible assets)	—	36,243	35,536	87,159	—	158,938
Pension expense (income)	—	(350)	—	5	—	(345)

Operating income (loss)	—	1,027	(12,890)	48,622	—	36,759
Equity in income of subsidiaries	(4,411)	—	—	—	4,411	—
Intercompany	—	(3,999)	(891)	4,890	—	—
Other (income) loss	—	1	—	418	—	419
Interest (income) expense, net	—	6,926	(1)	995	—	7,920

Income (loss) from continuing operations before provision for income taxes	4,411	(1,901)	(11,998)	42,319	(4,411)	28,420
Provision (benefit) for income taxes	—	(784)	(4,726)	17,345	—	11,835

Income (loss) from continuing operations	4,411	(1,117)	(7,272)	24,974	(4,411)	16,585
Income (loss) from discontinued operations, net of income taxes	—	(1,151)	(7,026)	(3,997)	—	(12,174)

Net income (loss)	$4,411	$(2,268)	$(14,298)	$20,977	$(4,411)	$4,411

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$347,475	$381,432	$891,843	$—	$1,620,750
Cost of goods sold	—	224,854	251,220	410,223	—	886,297

Gross profit	—	122,621	130,212	481,620	—	734,453
SG&A expenses (including amortization of intangible assets)	—	119,277	91,721	371,571	—	582,569
Pension expense (income)	—	(873)	—	88	—	(785)

Operating income (loss)	—	4,217	38,491	109,961	—	152,669
Equity in income of subsidiaries	(63,584)	—	—	—	63,584	—
Intercompany	—	(15,730)	(4,512)	20,242	—	—
Other (income) loss	—	2,183	(170)	1,049	—	3,062
Interest (income) expense, net	—	19,198	(2)	1,620	—	20,816

Income (loss) from continuing operations before provision for income taxes and minority interest	63,584	(1,434)	43,175	87,050	(63,584)	128,791
Provision (benefit) for income taxes	—	(726)	21,863	44,079	—	65,216

Income (loss) from continuing operations before minority interest	63,584	(708)	21,312	42,971	(63,584)	63,575
Minority interest	—	—	—	(726)	—	(726)

Income (loss) from continuing operations	63,584	(708)	21,312	42,245	(63,584)	62,849
Income (loss) from discontinued operations, net of income taxes	—	(114)	(8,403)	9,252	—	735

Net income (loss)	$63,584	$(822)	$12,909	$51,497	$(63,584)	$63,584

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended September 29, 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$331,932	$367,844	$655,129	$—	$1,354,905
Cost of goods sold	—	231,441	247,055	311,611	—	790,107

Gross profit	—	100,491	120,789	343,518	—	564,798
SG&A expenses (including amortization of intangible assets)	—	82,800	130,473	236,283	—	449,556
Pension expense (income)	—	(1,048)	—	10	—	(1,038)

Operating income (loss)	—	18,739	(9,684)	107,225	—	116,280
Equity in income of subsidiaries	(56,163)	—	—	—	56,163	—
Intercompany	—	(8,393)	(5,309)	13,702	—	—
Other (income) loss	—	13	(6)	(6,470)	—	(6,463)
Interest (income) expense, net	—	22,762	(6)	2,934	—	25,690

Income (loss) from continuing operations before provision for income taxes	56,163	4,357	(4,363)	97,059	(56,163)	97,053
Provision (benefit) for income taxes	—	1,470	(3,655)	32,837	—	30,652

Income (loss) from continuing operations	56,163	2,887	(708)	64,222	(56,163)	66,401
Income (loss) from discontinued operations, net of income taxes	—	26	(9,710)	(554)	—	(10,238)

Net income (loss)	$56,163	$2,913	$(10,418)	$63,668	$(56,163)	$56,163

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended October 4, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(23,961)	$66,377	$13,220	$38,938	$—	$94,574
Net cash used in operating activities from discontinued operations	—	(1,709)	(9,707)	(12,285)	—	(23,701)

Net cash provided by (used in) operating activities	(23,961)	64,668	3,513	26,653	—	70,873

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5	—	326	—	331
Purchase of property, plant and equipment	—	(9,105)	(1,318)	(20,691)	—	(31,114)
Proceeds from the sale of businesses, net	—	—	(2,430)	29,899	—	27,469
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)	—	(26,727)

from discontinued operations	—	—	—	—	—	—
Net cash used in investing activities from continuing operations	—	(11,127)	(3,748)	(17,522)	—	(32,397)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(11,127)	(3,748)	(17,522)	—	(32,397)

Cash flows from financing activities:
Repayment of Term B Note	—	(107,300)	—	—	—	(107,300)
Borrowings under revolving credit facility	—	30,227	—	—	—	30,227
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Increase in short-term notes payable	—	—	—	2,546	—	2,546
Proceeds from the exercise of employee stock options	28,495	—	—	—	—	28,495
Purchase of treasury stock	(4,534)	—	—	—	—	(4,534)
Payment of deferred financing costs	—	(3,591)	—	—	—	(3,591)

Net cash provided by (used in) financing activities	23,961	(126,849)	—	2,546	—	(100,342)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(7,148)	—	(7,148)
Increase (decrease) in cash and cash equivalents	—	(73,308)	(235)	4,529	—	(69,014)
Cash and cash equivalents at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents at end of period	$—	$2,866	$(38)	$120,076	$—	$122,904

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended September 29, 2007
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$21,791	$68,997	$(39,883)	$31,139	$—	$82,044
Net cash provided by operating activities from discontinued operations	—	(1,326)	41,549	4,516	—	44,739

Net cash provided by operating activities	21,791	67,671	1,666	35,655	—	126,783

Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	—	1,531	—	—	—	1,531
Purchase of property, plant and equipment	—	(8,944)	(545)	(14,819)	—	(24,308)
Business acquisitions, net of cash acquired	—	(664)	—	(1,027)	—	(1,691)
Other	—	741	(1,028)	290		3

Net cash used in investing activities from continuing operations	—	(7,336)	(1,573)	(15,556)	—	(24,465)
Net cash used in investing activities from discontinued operations	—	—	—	(443)	—	(443)

Net cash used in investing activities	—	(7,336)	(1,573)	(15,999)	—	(24,908)

Cash flows from financing activities:
Repayment of Term B Note	—	(41,350)	—	—	—	(41,350)
Borrowings under revolving credit facility	—	—	—	—	—	—
Decrease in short-term CKJEA notes payable	—	—	—	(20,866)	—	(20,866)
Proceeds from the exercise of employee stock options	11,117	—	—	—	—	11,117
Repurchase of treasury stock	(32,908)	—	—	—	—	(32,908)
Other	—	57	—	(312)	—	(255)

Net cash used in financing activities	(21,791)	(41,293)	—	(21,178)	—	(84,262)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4,274	—	4,274
Increase in cash and cash equivalents	—	19,042	93	2,752	—	21,887
Cash and cash equivalents, at beginning of period	—	68,255	104	98,631	—	166,990

Cash and cash equivalents, at end of period	$—	$87,297	$197	$101,383	$—	$188,877

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 19 —	Commitments

Except as set forth below, the contractual obligations and commitments in existence as of October 4, 2008 did not differ materially from those disclosed as of December 29, 2007 in the Company’s Annual Report on Form 10-K for Fiscal 2007.

	Payments Due by Year
	2008	2009	2010	2011	2012	Thereafter	Total

Operating leases entered into during the Nine Months Ended October 4, 2008	$9,000	$20,645	$18,149	$14,960	$12,312	$37,973	$113,039
Other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 4, 2008	4,271	2,636	460	301	—	145	$7,813

Total	$13,271	$23,281	$18,609	$15,261	$12,312	$38,118	$120,852

As of October 4, 2008, the Company was also party to outstanding foreign currency exchange contracts to purchase approximately $12,332 for a total of approximately €8,717 at a weighted average exchange rate of $1.41 to €1.00. These foreign currency exchange contracts mature through September 2009 and are designed to fix the number of euros required to satisfy certain dollar denominated minimum royalty and advertising expenses incurred by certain of the Company’s European subsidiaries. These foreign currency exchange contracts were designated as cash flow hedges for financial reporting purposes and the Company recorded a loss of approximately $33 for the Nine Months Ended October 4, 2008 in the Accumulated Other Comprehensive Income line item in the Consolidated Balance Sheets. In addition, the Company entered into foreign currency exchange contracts related to the purchase of inventory (see Note 11 of Notes to the Consolidated Condensed Financial Statements).

As of October 4, 2008, it is the Company’s belief that it is reasonably possible that an adjustment to the FIN 48 liability could occur within the next 12 months related to certain of the Company’s uncertain tax positions. The Company believes that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

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

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) will contain 53 weeks of operations while the period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) contained 52 weeks of operations. Additionally, the period from July 6, 2008 to October 4, 2008 (the “Three Months Ended October 4, 2008”) and the period from July 1, 2007 to September 29, 2007 (the “Three Months Ended September 29, 2007”) each contained thirteen weeks of operations. The period from December 30, 2007 to October 4, 2008 (the “Nine Months Ended October 4, 2008”), and the period from December 31, 2006 to September 29, 2007 (the “Nine Months Ended September 29, 2007”), contained forty and thirty-nine weeks of operations, respectively.

References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. “Core Intimates” refer to the Intimate Apparel Group’s Warner’s® , Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession / “shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group.

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s, J.C. Penney, Kohl’s, Sears, Target, and Costco. As of October 4, 2008, the Company operated: (i) 841 Calvin Klein retail stores worldwide (consisting of 152 free-standing stores (including 74 full price and 77 outlet stores and one on-line store) and 689 shop-in-shop/concession stores); and (ii) one Speedo® on-line store. As of October 4, 2008, there were also 567 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Highlights for the Three and Nine Months Ended October 4, 2008 included:

•	Net revenues increased $75.5 million, or 16.0%, to $548.7 million for the Three Months Ended October 4, 2008 and increased $265.8 million, or 19.6%, to $1.6 billion for the Nine Months Ended October 4, 2008, led primarily by the Company’s Calvin Klein businesses. Operating income increased $11.1 million, or 30.2%, to $47.9 million for the Three Months Ended October 4, 2008 and increased $36.4 million, or 31.3%, to $152.7 million for the Nine Months Ended October 4, 2008. Operating income for the Three Months and Nine Months Ended October 4, 2008 includes restructuring charges of $4.4 million and $30.7 million, respectively. Restructuring charges for the Nine Months Ended October 4, 2008 include a charge of $18.5 million (the “Collection License Company Charge”) recorded in the Sportswear segment related to the transfer of the Collection License Company (defined below) to Phillips-Van Heusen Corporation (“PVH”). Both net revenues and operating income for the Three and Nine Months Ended October 4, 2008 were impacted by foreign currency translation (see below). In addition, the Nine Months Ended October 4, 2008 benefited from an extra week of operating activity as the Nine Months Ended October 4, 2008 contained forty weeks of operations while the Nine Months Ended September 29, 2007 contained thirty-nine weeks of operations. Net revenues related to the extra week of operations were approximately $23.0 million.

•	On August 26, 2008, Warnaco and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, each entered into separate revolving credit agreements (the “New Credit Agreements”). The New Credit Agreements provide for revolving credit facilities under which up to a total of $300.0 million will be available initially and up to an additional $200.0 million may be requested. The New Credit Agreements mature on August 26, 2013. The obligations under the New Credit Agreements are guaranteed by Warnaco Group and certain of its U.S. and Canadian subsidiaries. The guarantees are secured by first priority liens, for the benefit of the financial lending institutions and issuers of letters of credit, on substantially all of the tangible and intangible assets of the Warnaco Group and certain of its U.S. and Canadian subsidiaries. The Company used $90.0 million of the proceeds from the New Credit Agreements and $16.0 million of its cash and cash equivalents to repay in full the $106.0 million in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement (see Capital Resources and Liquidity, below). The Amended and Restated Credit Agreement and the Foreign Revolving Credit Facility (see Capital Resources and Liquidity, below) were terminated along with all related guarantees, mortgages, liens and security interests. In connection with the termination of the Amended and Restated Credit Agreement, during the Three Months Ended October 4, 2008, the Company wrote off $2.1 million of deferred financing costs, which had been recorded as Other Assets on the balance sheet. The Company recorded $4.2 million of deferred financing costs in connection with the New Credit Agreements, which will be amortized using the straight-line method through August 25, 2013.

•	During the Three and Nine Months Ended October 4, 2008, the U.S. dollar strengthened relative to the functional currencies of countries where the Company conducts certain of its operations overseas (primarily the Korean won, the Euro and the Canadian dollar) and continued to strengthen through October 30, 2008. Nevertheless, the U.S. dollar remained weaker relative to those currencies as compared to the same periods in 2007. Therefore, translating foreign currencies into the U.S. dollar resulted in $7.7 million and $52.3 million increases in net revenues and $2.3 million and $7.8 million increases in operating income for the Three and Nine Months Ended October 4, 2008, respectively (see Item 3. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).

•	In addition, as a result of the strengthening of the U.S. dollar relative to the Korean Won, Euro and Canadian dollar, the Company recorded losses of $14.3 million and $17.4 million, respectively, in the selling, general and administrative cost line in its Statements of Operations for the Three and Nine Months Ended October 4, 2008 related to foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign subsidiaries. During the Three Months Ended October 4, 2008, the Company recorded a $3.2 million gain (recorded in Other Income) associated with the hedging of certain U.S. dollar denominated inventory purchases by certain European subsidiaries.

•	Income from continuing operations for the Three Months Ended October 4, 2008 was $0.62 per diluted share, a 72.2% increase compared to the $0.36 per diluted share for the Three Months Ended September 29, 2007. Income from continuing operations for the Three Months Ended September 29, 2007 includes restructuring charges of $14.1 million. Income from continuing operations for the Nine Months Ended October 4, 2008 was $1.34 per diluted share, a 6.3% decrease compared to the $1.43 per diluted share for the Nine Months Ended September 29, 2007. Included in income from continuing operations for the Nine Months Ended October 4, 2008 is a tax charge of approximately $15.5 million, or $0.33 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $28.0 million (net of income tax benefits of $2.7 million), or $0.60 per diluted share. Income from continuing operations for the Nine Months Ended September 29, 2007 includes restructuring charges of $18.2 million.

•	On January 30, 2008, the Company entered into an agreement with PVH whereby, for total payments of approximately $42 million (net of expected adjustments for working capital), the Company transferred 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for Calvin Klein men’s and women’s Collection apparel and accessories worldwide to

PVH and acquired new, and amended certain existing, Calvin Klein licenses. The new licenses acquired and amendments to existing licenses will allow the Company to further extend its Calvin Klein direct-to-consumer business in Europe, Asia and South America. The additional rights granted to the Company extend through 2046. During the Nine Months Ended October 4, 2008, the Company recorded intangible assets of $24.7 million related to the new licenses acquired and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million related to the transfer of the Collection License Company to PVH. See Note 3 of Notes to Consolidated Condensed Financial Statements.

•	On February 14, 2008, the Company entered into an agreement with Palmers Textil AG (”Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (nominal value) (approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers. During March 2008, the Company recorded a gain of $11.1 million (as part of income from discontinued operations, net of income taxes) related to the sale of Lejaby. In addition, during the Nine Months Ended October 4, 2008, the Company repatriated, in the form of a dividend, to the U.S., the proceeds received in connection with the Lejaby sale, net of adjustments for working capital. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of approximately $15.5 million which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations.

•	During the Three Months Ended April 5, 2008, using the proceeds from the sale of the Lejaby business, the Company repurchased $44.1 million aggregate principal amount of the outstanding Senior Notes (defined below) for total consideration of $46.2 million. In connection with the purchase, the Company recognized a loss of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs.

•	During the Nine Months Ended October 4, 2008, in an effort to increase efficiencies related to financial reporting, the Company initiated a plan to upgrade and standardize certain of its financial reporting information systems on a global basis. The Company expects to complete the system upgrades during the first half of 2009.

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

Among those estimates and assumptions, the Company reviews its intangible assets and goodwill for impairment in the fourth quarter of each fiscal year or sooner if events or changes in circumstances indicate that the carrying amount of any of those assets may not be recoverable. Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

During the Three Months and Nine Months Ended October 4, 2008, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that no triggering events had occurred that would require an interim impairment test. The Company noted that cash provided by operating activities from continuing operations during the Nine Months Ended October 4, 2008, had increased by 15% compared to the same period in Fiscal 2007. The magnitude of such increases may be impacted by the current weakness in the credit markets, which has potentially reduced the ability of its customers to obtain credit, and thereby their ability in the future to purchase the Company’s merchandise at the same or higher levels as in the past. The Company also noted that although its stock price had declined significantly during the Three Months Ended October 4, 2008, the Company’s market capitalization remained significantly above the estimated fair value of its net assets.

Recent Accounting Pronouncements:  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of October 4, 2008, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore it has not yet determined the impact that it will have on its financial statements upon full adoption in the 2009 fiscal year.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Company does not expect the adoption of FSP 157-3 to have a material impact on its financial condition, results of operations or cash flows.

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

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended October 4, 2008 compared to the Three Months Ended September 29, 2007 and the Nine Months Ended October 4, 2008 compared to the Nine Months ended September 29, 2007. The results of the Company’s discontinued operations are included in “Income from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended October 4, 2008 and September 29, 2007, forty weeks of activity for the Nine Months Ended October 4, 2008 and thirty-nine weeks of activity for the Nine Months Ended September 29, 2007.

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 4,	% of Net	September 29,	% of Net	October 4,	% of Net	September 29,	% of Net
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
	(In thousands of dollars)

Net revenues	$548,687	100.0%	$473,164	100.0%	$1,620,750	100.0%	$1,354,905	100.0%
Cost of goods sold	293,516	53.5%	277,812	58.7%	886,297	54.7%	790,107	58.3%

Gross profit	255,171	46.5%	195,352	41.3%	734,453	45.3%	564,798	41.7%
Selling, general and administrative expenses	205,059	37.4%	155,942	33.0%	575,047	35.5%	439,509	32.4%
Amortization of intangible assets	2,460	0.4%	2,996	0.6%	7,522	0.5%	10,047	0.7%
Pension expense (income)	(203)	0.0%	(345)	(0.1)%	(785)	0.0%	(1,038)	(0.1)%

Operating income	47,855	8.7%	36,759	7.8%	152,669	9.4%	116,280	8.6%
Other loss (income)	(1,196)		419		3,062		(6,463)
Interest expense	6,853		9,177		23,329		27,983
Interest income	(909)		(1,257)		(2,513)		(2,293)

Income from continuing operations before provision for income taxes and minority interest	43,107		28,420		128,791		97,053
Provision for income taxes	13,451		11,835		65,216		30,652

Income from continuing operations before minority interest	29,656		16,585		63,575		66,401
Minority Interest	(367)		—		(726)		—

Income from continuing operations	29,289		16,585		62,849		66,401
Income (loss) from discontinued operations, net of taxes	(2,778)		(12,174)		735		(10,238)

Net income	$26,511		$4,411		$63,584		$56,163

Net Revenues

Net revenues by group were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 4,	September 29,	Increase	%	October 4,	September 29,	Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(In thousands of dollars)

Sportswear Group	$316,782	$265,098	$51,684	19.5%	$866,296	$693,419	$172,877	24.9%
Intimate Apparel Group	200,272	175,034	25,238	14.4%	540,617	451,857	88,760	19.6%
Swimwear Group	31,633	33,032	(1,399)	(4.2)%	213,837	209,629	4,208	2.0%

Net revenues(a)	$548,687	$473,164	$75,523	16.0%	$1,620,750	$1,354,905	$265,845	19.6%

(a)	Includes $430.0 million and $358.2 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, and $1,176.0 million and $920.4 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to the Company’s total Calvin Klein businesses.

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

The $51.7 million increase in Sportswear net revenues and the $25.2 million increase in Intimate Apparel net revenues relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in Europe, Asia and the U.S. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Three Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar), compared to the Three Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $7.7 million increase in net revenues for the Three Months Ended October 4, 2008.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

The $172.9 million increase in Sportswear net revenues and the $88.8 million increase in Intimate Apparel net revenues relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in Europe, Asia and the U.S. The $4.2 million increase in Swimwear Group net revenues primarily reflects increases in Calvin Klein swimwear in Europe. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Nine Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar), compared to the Nine Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $52.3 million increase in net revenues for the Three Months Ended October 4, 2008. In addition, net revenues for the Nine Months Ended October 4, 2008 benefited from an extra week of operations relative to the Nine Months Ended September 29, 2007.

The following table summarizes the Company’s net revenues by channel of distribution for the Nine Months Ended October 4, 2008 and the Nine Months Ended September 29, 2007:

	Nine Months	Nine Months
	Ended	Ended
	October 4,	September 29,
	2008	2007

United States — wholesale
Department stores and independent retailers	12%	14%
Specialty stores	8%	9%
Chain stores	8%	8%
Mass merchandisers	1%	2%
Membership clubs	7%	8%
Off price and other	9%	11%

Total United States — wholesale	45%	52%
International — wholesale	35%	31%
Retail	20%	17%

Net revenues — consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 4,	September 29,	Increase		October 4,	September 29,	Increase
	2008	2007	(Decrease)	% Change	2008	2007	(Decrease)	% Change
	(In thousands of dollars)

Calvin Klein Jeans	$203,449	$169,597	$33,852	20.0%	$538,469	$419,115	$119,354	28.5%
Chaps	48,248	45,238	3,010	6.7%	130,407	128,377	2,030	1.6%
Mass sportswear licensing	—	—	—	0.0%	—	233	(233)	(100.0)%

Sportswear wholesale	251,697	214,835	36,862	17.2%	668,876	547,725	121,151	22.1%
Sportswear Calvin Klein retail	65,085	50,263	14,822	29.5%	197,420	145,694	51,726	35.5%

Sportswear Group(a)(b)	$316,782	$265,098	$51,684	19.5%	$866,296	$693,419	$172,877	24.9%

(a)	Includes net revenues of $30.5 million and $16.0 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, and $72.8 million and $36.9 million, for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	Includes approximately $13.1 million and $11.0 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, and $38.9 million and $30.0 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

The $33.9 million increase in Calvin Klein jeans wholesale net revenues reflects increases of $17.1 million in the Americas, $11.2 million in Europe and $5.6 million in Asia. The increase in net revenues in the Americas reflects increases in the U.S of $7.1 million, increases in Mexico, Central and South America of $8.6 million and increases in Canada of $1.4 million. The increase in the U.S. primarily reflects increases in sales to membership clubs and off-price customers of approximately $8.5 million and $1.1 million, respectively, offset by a decrease of approximately $3.4 million in sales to department stores (primarily in the plus sizes jeans business which launched in the Fall of 2007 and the men’s jeans business) and the unfavorable effects of increases in the level of customer allowances. The increase in Mexico, Central and South America primarily reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The increase in wholesale net revenues in Europe primarily reflects an increase in the accessories business, partially offset by a decrease in the jeans business and increased customer allowances, and the favorable effects of foreign currency translation. The increase in wholesale net revenues in Asia primarily relates to volume growth in this region, particularly in China and Korea.

The increase in Chaps net revenues reflects a $2.6 million increase in the U.S, and an increase of $0.4 million in Canada and Mexico. The increase in Chaps net revenues in the U.S primarily reflects volume increases in the chain store and off-price channels and the favorable effects of reductions in the level of customer allowances, offset by decreased sales to department stores.

The increase in Sportswear retail net revenues primarily reflects a $9.4 million increase in Asia (primarily related to volume increases and new store openings in China and Korea, partially offset by the unfavorable effects of foreign currency translation) and a $4.8 million increase in Europe (primarily related to the effect of new store openings, volume increases and the favorable effect of foreign currency translation).

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

The increase in Calvin Klein jeans wholesale net revenues reflects increases of $53.2 million in Europe, $48.4 million in the Americas and $17.8 million in Asia. The increase in Europe primarily reflects an increase in selling prices coupled with volume growth in both the jeans and accessories businesses and the favorable effects of foreign currency translation and the extra week of operations. The increase in net revenues in the Americas reflects increases in Mexico, Central and South America of $23.9 million, increases in the U.S of $20.6 million and increases in Canada of $3.9 million. The increase in Mexico, Central and South America primarily reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The increase in the U.S. reflects an increase in sales to department stores of approximately $6.1 million (primarily related to increases in the Plus size jeans business which launched in the Fall of 2007 and the women’s jeans business) and increases in sales to off-price stores and membership clubs of $7.4 million and $6.7 million, respectively, partially offset by the unfavorable effects of increases in the level of customer allowances. The increase in Asia primarily relates to the favorable impact of an extra week of operations and the Company’s expansion efforts in this region, particularly in China.

The increase in Chaps net revenues reflects a $5.8 million increase in the U.S., more than offset by a decline of $3.8 million in Canada and Mexico. The increase in Chaps net revenues in the U.S primarily reflects increases in sales to customers in the chain store, membership club and specialty store distribution channels coupled with the favorable effect of a reduction in the level of customer allowances, partially offset by decreases in the sales to customers in the department store and off-price channels and decreases in sales to the military. Chaps sales in the U.S. were also favorably impacted by the additional week of operations.

The increase in Sportswear retail net revenues primarily reflects a $34.8 million increase in Asia (primarily related to volume increases and new store openings in China and Korea, partially offset by the unfavorable effects of foreign currency translation) and a $16.1 million increase in Europe (primarily related to volume increases, the effect of new store openings and the favorable effect of foreign currency translation). The increases in retail revenues in Asia and Europe were both positively impacted by the additional week of operations.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 4,	September 29,	Increase		October 4,	September 29,	Increase
	2008	2007	(Decrease)	% Change	2008	2007	(Decrease)	% Change
	(In thousands of dollars)

Calvin Klein Underwear	$119,856	$104,388	$15,468	14.8%	$302,968	$253,969	$48,999	19.3%
Core Intimates	42,556	39,769	2,787	7.0%	130,136	117,766	12,370	10.5%

Intimate Apparel wholesale	162,412	144,157	18,255	12.7%	433,104	371,735	61,369	16.5%
Calvin Klein Underwear retail	37,860	30,877	6,983	22.6%	107,513	80,122	27,391	34.2%

Intimate Apparel Group	$200,272	$175,034	$25,238	14.4%	$540,617	$451,857	$88,760	19.6%

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

The $15.5 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $2.4 million, increases in Mexico, Central and South America of $1.7 million, increases in Asia of $5.0 million, increases in Canada of $0.8 million and increases in the U.S. of $5.6 million. The increase in Europe (from $37.8 million to $40.2 million) primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the third quarter of 2007) and women’s fashion lines during the Three Months Ended October 4, 2008 compared to the Three Months Ended September 29, 2007 coupled with the positive impact of foreign currency translation. The increase in the Calvin Klein Underwear wholesale business in the U.S. (from $50.7 million to $56.3 million) primarily relates to increases in sales to department stores and stores operated by the licensor of the Calvin Klein brand (sales were favorably impacted by the launch of the Seductive Comfort women’s line in the third quarter of 2008 and strong sales of the men’s Steel line), partially offset by decreases in sales to customers in the membership clubs and off-price channels of distribution. The increase in Asia primarily related to volume increases in China, Korea and Australia.

The $2.8 million increase in Core Intimates net revenues reflects a $1.5 million increase in the U.S., coupled with a $0.4 million increase in Canada, and a $1.0 million increase in Mexico. Sales in Asia were flat. The increase in the U.S. is primarily related to sales of the Company’s Warner’s product to JC Penney and Kohl’s coupled with increases in sales of the Company’s Olga line at Kohl’s. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007. Increases in Warner’s and Olga reflect an increase in new and replenishment orders coupled with increases related to new product offerings.

The $7.0 million increase in Calvin Klein Underwear retail net revenues primarily reflects a $3.7 million increase in Europe and a $1.0 million increase in Asia, with the remainder comprised of increases in Canada ($1.4 million), Mexico ($0.7 million) and the U.S.($0.2 million). The increase in net revenues in Europe from $23.3 million for the Three Months Ended September 29, 2007 to $27.0 million for the Three Months Ended October 4, 2008 primarily reflects volume increases at outlet stores and the positive impact of foreign currency translation. The increase in net revenues in Asia from $5.2 million for the Three Months Ended September 29, 2007 to $6.2 million for the Three Months Ended October 4, 2008 primarily reflects increases related to continued volume growth in China and Hong Kong.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

The $49.0 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $17.3 million, increases in Mexico, Central and South America of $7.3 million, increases in Asia of $9.5 million, increases in Canada of $4.6 million and increases in the U.S. of $10.3 million. The increase in Europe (from $83.0 million to $100.3 million) primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the third quarter of 2007) and women’s lines during the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007 coupled with the positive impacts of foreign currency translation and an extra week of operations. The increase in the U.S (from $133.4 million to $143.7 million) of the Company’s Calvin Klein Underwear wholesale business primarily related to increases in sales to department stores and stores operated by the licensor of the Calvin Klein brand (sales were favorably impacted by the launch of the Seductive Comfort women’s line in the third quarter of 2008 and strong sales of the men’s Steel line), as well as increased sales to membership clubs and specialty stores, partially offset by decreases in sales to customers in the off-price channel of distribution. The increase in Asia primarily related to volume increases in China, Korea and Australia.

The $12.4 million increase in Core Intimates net revenues reflects a $7.5 million increase in the U.S., coupled with a $3.1 million increase in Canada, a $1.7 million increase in Mexico and a $0.1 million increase in Asia. The increase in the U.S. is primarily related to sales of the Company’s Warner’s product to JC Penney and Kohl’s, increases related to sales of the Olga line as well as the favorable impact of an extra week of operations. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007. Increases in Warner’s and Olga reflect an increase in replenishment orders coupled with increases related to new product offerings.

The $27.4 million increase in Calvin Klein Underwear retail net revenues primarily reflects an $18.4 million increase in Europe and a $4.1 million increase in Asia, with the remainder comprised of increases in Canada ($2.9 million), Mexico ($1.2 million) and the U.S.($0.8 million). The increase in net revenues in Europe from $59.3 million for the Nine Months Ended September 29, 2007 to $77.7 million for the Nine Months Ended October 4, 2008 primarily reflects the favorable impact of an extra week of operations, volume increases at outlet stores and the positive impact of foreign currency translation. The increase in net revenues in Asia from $14.3 million for the Nine Months Ended September 29, 2007 to $18.4 million for the Nine Months Ended October 4, 2008 primarily reflects increases related to continued growth in China and Hong Kong.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 4,	September 29,	Increase		October 4,	September 29,	Increase
	2008	2007	(Decrease)	% Change	2008	2007	(Decrease)	% Change
	(In thousands of dollars)

Speedo	$25,093	$27,728	$(2,635)	(9.5)%	$175,269	$180,529	$(5,260)	(2.9)%
Calvin Klein	991	479	512	106.9%	22,795	16,145	6,650	41.2%

Swimwear wholesale	26,084	28,207	(2,123)	(7.5)%	198,064	196,674	1,390	0.7%
Swimwear retail(a)	5,549	4,825	724	15.0%	15,773	12,955	2,818	21.8%

Swimwear Group	$31,633	$33,032	$(1,399)	(4.2)%	$213,837	$209,629	$4,208	2.0%

(a)	Includes $2.7 million and $2.1 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, and $6.7 million and $4.9 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to Calvin Klein retail swimwear.

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

The $2.6 million decrease in net revenues for Speedo wholesale is due primarily to a $3.1 million decrease in the U.S., partially offset by a $0.3 million increase in Mexico, Central and South America and a $0.2 million increase in Canada. The decrease in the U.S. primarily reflects a decrease in sales to membership clubs, department stores chain stores, mass merchandise and off price channels of distribution (primarily due to timing of orders and shipments), offset by increases in sales to specialty stores (due to strong and early orders for merchandise related to the Olympics, including the LZRacer swimsuit). The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

The $0.7 million increase in Swimwear retail net revenues primarily reflects a $0.6 million increase in Europe and a $0.1 million increase in the U.S. The increase in net revenues in Europe from $2.1 million for the Three

Months Ended September 29, 2007 to $2.7 million for the Three Months Ended October 4, 2008 primarily reflects the positive impact of foreign currency translation.

Nine Months Ended July 5, 2008 compared to Nine Months Ended September 29, 2007

The $5.3 million decrease in net revenues for Speedo wholesale is due primarily to a $6.8 million decrease in the U.S., partially offset by a $0.9 million increase in Mexico, Central and South America and a $0.6 million increase in Canada. The decrease in the U.S. primarily reflects a decrease in sales to mass merchandise, department store, chain store and off price channels of distribution, offset by increases in sales to specialty stores (due to strong and early orders for merchandise related to the Olympics, including the LZRacer swimsuit) and membership clubs (due to timing of orders and shipments) and the favorable impact of an extra week of operations. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

The $6.7 million increase in Calvin Klein swimwear wholesale net revenues primarily reflects a $1.0 million decrease in the U.S. offset by a $6.9 million increase in Europe and a $0.6 million increase in Canada. The increase in Europe relates to growth in the Calvin Klein swim business which the Company believes is the result of design improvements made to the European collection combined with the positive effect of foreign currency translation.

The $2.8 million increase in Swimwear retail net revenues primarily reflects a $1.8 million increase in Europe and a $1.0 million increase in the U.S. The increase in net revenues in Europe from $4.9 million for the Nine Months Ended September 29, 2007 to $6.7 million for the Nine Months Ended October 4, 2008 primarily reflects the favorable impact of an extra week of operations, volume increases at outlet stores and the positive impact of foreign currency translation. The increase in net revenues in the U.S. from $8.0 million for the Nine Months Ended September 29, 2007 to $9.0 million for the Nine Months Ended October 4, 2008 primarily reflects the favorable impact of an extra week of operations and volume increases.

Gross Profit

Gross profit was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	October 4,	Brand Net	September 29,	Brand Net	October 4,	Brand Net	September 29,	Brand Net
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
	(In thousands of dollars)

Sportswear Group	$143,016	45.1%	$112,959	42.6%	$390,053	45.0%	$294,582	42.5%
Intimate Apparel Group	100,232	50.0%	81,685	46.7%	265,545	49.1%	203,828	45.1%
Swimwear Group	11,923	37.7%	708	2.1%	78,855	36.9%	66,388	31.7%

Total gross profit	$255,171	46.5%	$195,352	41.3%	$734,453	45.3%	$564,798	41.7%

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Gross profit was $255.2 million, or 46.5% of net revenues, for the Three Months Ended October 4, 2008 compared to $195.4 million, or 41.3% of net revenues, for the Three Months Ended September 29, 2007. The $59.8 million increase in gross profit was due to increases in the Sportswear Group ($30.1 million), the Intimate Apparel Group ($18.5 million), and the Swimwear Group ($11.2 million). In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Three Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and the Canadian dollar), compared to the Three Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $2.4 million net increase in gross profit for the Three Months Ended October 4, 2008.

Sportswear Group gross profit increased $30.1 million and gross margin increased 250 basis points for the Three Months Ended October 4, 2008 compared to the Three Months Ended September 29, 2007. Sportswear gross profit during the Three Months Ended October 4, 2008 was favorably impacted by the effects of foreign currency translation. The increase in gross profit reflects a $19.4 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), a $8.0 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $2.6 million increase in Chaps (due primarily to the increase in net revenues in the U.S., a more favorable sales mix and a decrease in the level of customer allowances). Sportswear Group gross profit includes approximately $9.4 million and $8.1 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Intimate Apparel Group gross profit increased $18.5 million and gross margin increased 340 basis points for the Three Months Ended October 4, 2008 compared to the Three Months Ended September 29, 2007. The increase in Intimate Apparel gross profit is reflective of the favorable impact of foreign currency translation and consists of an $11.5 million increase in Calvin Klein Underwear wholesale, a $4.8 million increase in Calvin Klein Underwear retail and a $2.2 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe, Asia and the U.S. and increases related to new and existing retail stores.

Swimwear Group gross profit increased $11.2 million and gross margin increased 3,560 basis points for the Three Months Ended October 4, 2008 compared to the Three Months Ended September 29, 2007. The increase in gross profit primarily reflects a decrease in net revenues (discussed above) more than offset by production cost reductions of $2.0 million, a $6.9 million decrease in restructuring expenses associated with the disposal, in 2007, of manufacturing facilities in Mexico (see Note 5 of Notes to Consolidated Condensed Financial Statements) and a $3.7 million decrease in inventory markdowns and other costs in the third quarter of 2008 compared to the third quarter of 2007. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Gross profit was $734.5 million, or 45.3% of net revenues, for the Nine Months Ended October 4, 2008 compared to $564.8 million, or 41.7% of net revenues, for the Nine Months Ended September 29, 2007. The $169.7 million increase in gross profit was due to increases in the Sportswear Group ($95.5 million) and the Intimate Apparel Group ($61.7 million) and Swimwear Group ($12.5 million). In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Nine Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and the Canadian dollar), compared to the Nine Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $25.0 million increase in gross profit for the Nine Months Ended October 4, 2008. In addition, gross profit for the Nine Months Ended October 4, 2008 benefited by an extra week of operations when compared to the Nine Months Ended September 29, 2007.

Sportswear Group gross profit increased $95.5 million and gross margin increased 250 basis points for the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007. Sportswear gross profit during the Nine Months Ended October 4, 2008 was favorably impacted by the effects of foreign currency translation and the extra week of operations. The increase in gross profit primarily reflects a $61.1 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), a $27.7 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $6.5 million increase in Chaps (due primarily to the increase in net revenues in the U.S, lower production costs, a more favorable sales mix and a decrease in the level of customer allowances). Sportswear Group gross profit includes approximately $27.6 million and $21.9 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Intimate Apparel Group gross profit increased $61.7 million and gross margin increased 400 basis points for the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007. The increase in Intimate Apparel gross profit is reflective of the favorable impact of foreign currency translation coupled with the extra week of operations and consists of a $35.3 million increase in Calvin Klein Underwear wholesale, an $19.8 million increase in Calvin Klein Underwear retail and a $6.6 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe, Asia and the U.S., more favorable sales variances and increases related to new and existing retail stores.

Swimwear Group gross profit increased $12.5 million and gross margin increased 520 basis points for the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007. The increase in gross profit primarily reflects an increase in net revenues (discussed above) coupled with a $0.9 million decrease in production costs, a $9.0 million decrease in restructuring expenses, primarily associated with the disposal, in 2007, of manufacturing facilities in Mexico (see Note 5 of Notes to Consolidated Condensed Financial Statements), $9.4 million in unfavorable variances and a $7.8 million decrease in other costs, primarily inventory markdowns in the third quarter of 2008 due to lower excess inventory. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Selling, General and Administrative Expenses

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Selling, general & administrative (“SG&A”) expenses increased $49.2 million to $205.1 million (37.4% of net revenues) for the Three Months Ended October 4, 2008 compared to $155.9 million (33.0% of net revenues) for the Three Months Ended September 29, 2007. The increase in SG&A reflects a $2.8 million decrease in restructuring expenses, a $7.5 million increase in marketing expenses (primarily in the Company’s Calvin Klein businesses in Europe and Asia as well as in the Speedo business in the U.S. related to the Olympics), an $18.7 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, and the Speedo business in the Swimwear segment in the U.S.), and a $25.7 million increase in administrative expenses. The increase in administrative expenses primarily relates to an increase of $15.2 million associated with the foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign subsidiaries (due to the strengthening of the U.S. dollar relative to the Korean Won, Euro and Canadian dollar), as well as increased expenses related to the expansion of operations in Europe and Asia. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Three Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar), compared to the Three Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which increased SG&A expenses by $0.1 million for the Three Months Ended October 4, 2008.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Selling, general & administrative (“SG&A”) expenses increased $135.5 million to $575.0 million (35.5% of net revenues) for the Nine Months Ended October 4, 2008 compared to $439.5 million (32.4% of net revenues) for the Nine Months Ended September 29, 2007. The increase in SG&A reflects a $21.6 million increase in restructuring expenses (primarily related to the Collection License Company Charge of $18.5 million, discussed previously, and legal and other costs), a $17.2 million increase in marketing expenses (primarily in the Company’s Calvin Klein businesses in Europe and Asia as well as in the Speedo business in the U.S. related to the Olympics), a $55.7 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a decrease in the Swimwear segment due to lower restructuring costs and a net reduction in selling and distribution costs), and a $41.0 million increase in administrative expenses. The increase in administrative expenses primarily relates to an increase of $20.5 million associated with the foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign subsidiaries (due to the strengthening of the U.S. dollar relative to the Korean Won, Euro and Canadian dollar), as well as increased expenses related to the expansion of operations in Europe and Asia. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Nine Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar), compared to the Nine Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which increased SG&A expenses by $17.1 million for the Nine Months Ended October 4, 2008. In addition, SG&A expenses were negatively impacted by the extra week of operations.

Amortization of Intangible Assets

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Amortization of intangible assets was $2.5 million for the Three Months Ended October 4, 2008 compared to $3.0 million for the Three Months Ended September 29, 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Amortization of intangible assets was $7.5 million for the Nine Months Ended October 4, 2008 compared to $10.0 million for the Nine Months Ended September 29, 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.

Operating Income

The following table presents operating income by group:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 29,	September 29,	September 29,
	2008	2007	2008	2007
	(In thousands of dollars)

Sportswear Group	$39,728	$36,471	$84,847	$81,697
Intimate Apparel Group	34,615	33,003	98,865	78,737
Swimwear Group	(10,232)	(22,871)	12,244	(8,456)
Unallocated corporate expenses	(16,256)	(9,844)	(43,287)	(35,698)

Operating income(a)	$47,855	$36,759	$152,669	$116,280

Operating income as a percentage of net revenue	8.7%	7.8%	9.4%	8.6%

(a)	Includes approximately $4.4 million and $14.1 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively and $30.7 million and $18.2 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Operating income was $47.9 million (8.7% of net revenues) for the Three Months Ended October 4, 2008 compared to $36.8 million (7.8% of net revenues) for the Three Months Ended September 29, 2007. Included in operating income for the Three Months Ended October 4, 2008 are restructuring charges of $4.4 million, primarily related to contract termination, employee severance and other costs. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Three Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar), compared to the Three Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $2.3 million increase in operating income for the Three Months Ended October 4, 2008.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Operating income was $152.7 million (9.4% of net revenues) for the Nine Months Ended October 4, 2008 compared to $116.3 million (8.6% of net revenues) for the Nine Months Ended September 29, 2007. Included in operating income for the Nine Months Ended October 4, 2008 are restructuring charges of $30.7 million of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. In translating foreign currencies into the U.S. dollar, although the U.S. dollar strengthened during the Nine Months Ended October 4, 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and the Canadian dollar), compared to the Nine Months Ended September 29, 2007, the U.S. dollar remained weaker relative to those currencies, which resulted in a $7.8 million increase in operating income for the Nine Months Ended October 4, 2008. In addition, operating income was favorably impacted by the additional week of operations.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	October 4,	Brand Net	September 29,	Brand Net	October 4,	Brand Net	October 29,	Brand Net
	2008(c)	Revenues	2007(c)	Revenues	2008(c)	Revenues	2007(c)	Revenues
	(In thousands of dollars)

Calvin Klein Jeans	$33,599	16.5%	$30,552	18.0%	$61,447	11.4%	$61,421	14.7%
Chaps	6,928	14.4%	3,952	8.7%	15,516	11.9%	7,128	5.6%
Mass sportswear licensing	—	n/m	(95)	n/m	—	0.0%	(233)	(100.0)%

Sportswear wholesale	40,527	16.1%	34,409	16.0%	76,963	11.5%	68,316	12.5%
Sportswear Calvin Klein retail	(799)	(1.2)%	2,062	4.1%	7,884	4.0%	13,381	9.2%

Sportswear Group(a)(b)	$39,728	12.5%	$36,471	13.8%	$84,847	9.8%	$81,697	11.8%

(a)	Includes the Collection License Company Charge of $18.5 million for the Nine Months ended October 4, 2008 related to the transfer of the Collection License Company to PVH.

(b)	Includes approximately $0.4 million and $1.1 million for the Three Months Ended October 4, 2008 and September 29, 2007, respectively, and $2.5 million and $2.9 million for the Nine Months Ended October 4, 2008 and September 29, 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(In thousands of dollars)

Calvin Klein Jeans	$3,267	$3,222	$9,764	$9,652
Chaps	2,115	2,259	6,346	6,778
Calvin Klein accessories	—	—		—
Mass sportswear licensing	—	—	—	—

Sportswear wholesale	5,382	5,481	16,110	16,430
Sportswear Calvin Klein retail	92	100	274	316

Sportswear Group	$5,474	$5,581	$16,384	$16,746

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Sportswear Group operating income increased $3.2 million, or 8.9%, primarily reflecting a $3.0 million increase in the Calvin Klein Jeans wholesale business and a $3.0 million increase in the Chaps business, partially offset by a decrease of $2.8 million in the Calvin Klein Jeans retail business. The increase in Sportswear operating income reflects a $30.1 million increase in gross profit, partially offset by a $26.9 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of sales increased 3.7% including an increase of $3.2 million in restructuring charges, primarily related to contract termination, employee severance and other costs. Sportswear operating margin declined 130 basis points primarily reflecting the increase in SG&A as a percentage of sales coupled with an increase of 250 basis points in gross margin (270 basis points decrease in gross margin in the Company’s Calvin Klein Jeans retail business, primarily related to unfavorable effects of foreign currency translation in Asia, offset by an increase of 520 basis points in gross margin in the Company’s Chaps business and Calvin Klein jeans wholesale business in Europe and Asia).

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Sportswear Group operating income increased $3.1 million, or 3.8%, primarily reflecting an $8.4 million increase in the Chaps business, offset by a $5.5 million decrease in the Calvin Klein Jeans retail business. Operating income for the Calvin Klein Jeans wholesale business was unchanged. The increase in Sportswear operating income primarily reflects a $95.5 million increase in gross profit, offset by a $92.4 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of sales increased 4.5% including an increase of $26.2 million in restructuring charges, primarily related to the Collection License Company Charge of $18.5 million (see Note 3 of Notes to Consolidated Condensed Financial Statements) and contract termination, employee severance, legal and other costs. Sportswear operating margin declined 200 basis points (primarily reflecting the increase in SG&A as a percentage of sales, including the increase of 210 basis points related to the Collection License Company Charge, partially offset by an increase of 250 basis points in gross margin in the Company’s Chaps and Calvin Klein jeans businesses, exclusive of the Collection License Company charge.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	October 4,	Brand Net	September 29,	Brand Net	October 4,	Brand Net	September 29,	Brand Net
	2008(a)	Revenues	2007(a)	Revenues	2008(a)	Revenues	2007(a)	Revenues
	(In thousands of dollars)

Calvin Klein Underwear	$23,171	19.3%	$22,024	21.1%	$60,693	20.0%	$50,614	19.9%
Core Intimates	4,797	11.3%	3,313	8.3%	14,201	10.9%	9,042	7.7%

Intimate Apparel wholesale	27,968	17.2%	25,337	17.6%	74,894	17.3%	59,656	16.0%
Calvin Klein Underwear retail	6,647	17.6%	7,666	24.8%	23,971	22.3%	19,081	23.8%

Intimate Apparel Group	$34,615	17.3%	$33,003	18.9%	$98,865	18.3%	$78,737	17.4%

(a)	Includes an allocation of shared services/other expenses by brand as detailed below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(In thousands of dollars)

Calvin Klein Underwear	$2,657	$2,572	$7,964	$7,719
Core Intimates	1,779	1,716	5,333	5,150

Intimate Apparel wholesale	4,436	4,288	13,297	12,869
Calvin Klein Underwear retail	—	—	—	—

Intimate Apparel Group	$4,436	$4,288	$13,297	$12,869

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Intimate Apparel Group operating income increased $1.6 million, or 4.9%, over the prior year reflecting a $0.8 million increase in Calvin Klein Underwear wholesale, a $1.5 million increase in Core Intimates and a $0.7 million decrease in Calvin Klein Underwear retail. The 160 basis point decline in operating income as a percentage of net revenues primarily reflects a 340 basis point increase in gross margin, more than offset by the effects of a 500 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses and the unfavorable impact of foreign currency translation.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Intimate Apparel Group operating income increased $20.1 million, or 25.6%, over the prior year reflecting a $10.1 million increase in Calvin Klein Underwear wholesale, a $4.9 million increase in Calvin Klein Underwear retail and a $5.1 million increase in Core Intimates. The 90 basis point improvement in operating income as a percentage of net revenues primarily reflects a 400 basis point increase in gross margin, partially offset by the effects of a 310 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses and the unfavorable impact of foreign currency translation.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	October 4,	Brand Net	September 29,	Brand Net	October 4,	Brand Net	September 29,	Brand Net
	2008(a)	Revenues	2007(a)	Revenues	2008(a)	Revenues	2007(a)	Revenues
	(In thousands of dollars)

Speedo	$(9,819)	(39.1)%	$(22,316)	(80.5)%	$5,631	3.2%	$(8,929)	(4.9)%
Calvin Klein	(1,262)	(127.3)%	(2,096)	(437.6)%	2,706	11.9%	(3,913)	(24.2)%

Swimwear wholesale	(11,081)	(42.5)%	(24,412)	(86.5)%	8,337	4.2%	(12,842)	(6.5)%
Swimwear retail	849	15.3%	1,541	31.9%	3,907	24.8%	4,386	33.9%

Swimwear Group	$(10,232)	(32.3)%	$(22,871)	(69.2)%	$12,244	5.7%	$(8,456)	(4.0)%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(In thousands of dollars)

Speedo	$3,710	$4,586	$11,131	$14,220
Designer	114	144	341	470

Swimwear wholesale	3,824	4,730	11,472	14,690
Swimwear retail	—	—	—	—

Swimwear Group	$3,824	$4,730	$11,472	$14,690

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Swimwear Group operating income increased $12.6 million, or 55.2%, reflecting a $12.5 million increase in Speedo wholesale and increases of $0.8 million in Calvin Klein wholesale, partially offset by a decrease of $0.7 million in Swimwear retail. The 3,690 basis point improvement in operating income as a percentage of net revenues primarily reflects a 3,560 basis point increase in gross margin (primarily related to a decrease in restructuring charges), enhanced by the effects of a 130 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to a decline in restructuring costs, selling and distribution costs in the Speedo wholesale and Calvin Klein wholesale businesses, partially offset by increases in marketing costs in the Speedo wholesale and Calvin Klein wholesale and retail businesses. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Swimwear Group operating income increased $20.7 million, or 244.8%, reflecting a $14.6 million increase in Speedo wholesale, a $6.6 million increase in Calvin Klein wholesale, partially offset by a decline of $0.5 million in Swimwear retail. Operating income for the Nine Months Ended October 4, 2008 includes restructuring expenses of $2.2 million primarily related to contract termination in the U.S. Swimwear business and additional costs associated with the disposal, in 2007, of manufacturing facilities in Mexico. The 980 basis point improvement in operating income as a percentage of net revenues primarily reflects a 520 basis point increase in gross margin (including a reduction in restructuring costs), offset by the effects of a 460 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to a decline in distribution, selling and restructuring costs in the Speedo wholesale and Calvin Klein wholesale businesses, partially offset by increases in marketing, selling and distribution expenses in the Calvin Klein retail business. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Other Loss (Income)

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Income of $1.2 million for the Three Months Ended October 4, 2008 primarily reflects a $3.4 million gain related to foreign currency exchange contracts designed to fix the number of Euros required to satisfy 50% of inventory purchases made by certain of the Company’s European subsidiaries and a loss of $2.1 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below). Loss of $0.4 million for the Three Months Ended September 29, 2007 primarily reflects net losses on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Loss of $3.1 million for the Nine Months Ended October 4, 2008 primarily reflects net losses of $0.8 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $3.1 million gain related to foreign currency exchange contracts designed to fix the number of Euros required to satisfy 50% of inventory purchases made by certain of the Company’s European subsidiaries, a loss of $2.1 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below), and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million. Income of $6.5 million for the Nine Months Ended September 29, 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Interest expense decreased $2.3 million to $6.9 million for the Three Months Ended October 4, 2008 from $9.2 million for the Three Months Ended September 29, 2007. The decrease primarily relates to a decline in interest associated with the Term B Note (which was repaid from the proceeds of the borrowing under the New Credit Agreement in August 2008), the Senior Notes in the U.S., which were partially repaid, and the decrease in the outstanding amount of the CKJEA short term notes payable, partially offset by an increase in foreign bank and credit line fees.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Interest expense decreased $4.7 million to $23.3 million for the Nine Months Ended October 4, 2008 from $28.0 million for the Nine Months Ended September 29, 2007. The decrease primarily relates to a decline in interest associated with the Term B Note (which was repaid from the proceeds of the borrowing under the New Credit Agreement in August 2008) and the Senior Notes in the U.S., which were partially repaid.

Interest Income

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Interest income decreased $0.3 million to $0.9 million for the Three Months Ended October 4, 2008 from $1.2 million for the Three Months Ended September 29, 2007. The decrease in interest income was due primarily to a decrease in interest earned on outstanding cash balances.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Interest income increased $0.2 million to $2.5 million for the Nine Months Ended October 4, 2008 from $2.3 million for the Nine Months Ended September 29, 2007, reflecting changes in interest rates and the amount of outstanding cash balances during both periods.

Income Taxes

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

The provision for income taxes was $13,451 or an effective tax rate of 31.2% for the Three Months Ended October 4, 2008, compared to $11,835 or an effective tax rate of 41.6% for the Three Months Ended September 29, 2007. The effective tax rate for the Three Months Ended October 4, 2008 reflects a shift in the mix of earnings between higher and lower taxing jurisdictions, partially offset by a benefit of approximately $2,000 related to the correction of errors in prior period income tax provisions primarily associated with the finalization of the Company’s tax return in the Netherlands for 2006. The effective tax rate for the Three Months Ended September 29, 2007 reflects nondeductible restructuring expenses in the United States. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007.

The provision for income taxes was $65,216, or an effective tax rate of 50.6% for the Nine Months Ended October 4, 2008, compared to $30,652, or an effective tax rate of 31.6% for the Nine Months Ended September 29, 2007. The higher effective tax rate for the Nine Months Ended October 4, 2008 compared to the Nine Months Ended September 29, 2007 primarily reflects; (i) a charge of approximately $15,500 related to the repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4); (ii) certain nondeductible restructuring expenses associated with the transfer of the Collection License Company to PVH, which provided no tax benefits to the Company and (iii) a shift in the mix of earnings between higher and lower taxing jurisdictions. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

Three Months Ended October 4, 2008 compared to Three Months Ended September 29, 2007

Loss from discontinued operations, net of taxes, was $2.8 million for the Three Months Ended October 4, 2008 compared to a loss of $12.2 million for the Three Months Ended September 29, 2007. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Nine Months Ended October 4, 2008 compared to Nine Months Ended September 29, 2007

Income from discontinued operations, net of taxes, was $0.7 million for the Nine Months Ended October 4, 2008 compared to a loss of $10.2 million for the Nine Months Ended September 29, 2007. See Note 4 of Notes to Consolidated Condensed Financial Statements.

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

The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of October 4, 2008 and $205.0 million as of December 29, 2007 and September 29, 2007.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company is not aware of any non-compliance with the financial covenants of the Senior Notes as of October 4, 2008, December 29, 2007 and September 29, 2007.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8 and pay a variable rate of interest based upon six month London Interbank Offered Rate (“LIBOR”) plus 4.11% (7.24% at October 4, 2008). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8 and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.47% at October 4, 2008). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.15% as of October 4, 2008 and 9.14% as of September 29, 2007.

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

	October 4,	December 29,	September 29,
	2008	2007	2007
	(In thousands of dollars)

Unrealized gain (loss):
2003 Swap Agreement	$1,140	$128	$(1,352)
2004 Swap Agreement	426	(148)	(932)

Net unrealized gain (loss)	$1,566	$(20)	$(2,284)

New Credit Agreements

On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company (“Warnaco Canada”), an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit (the “Lenders and Issuers”).

The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note, and were used to refinance the Term B Note. In addition, the New Credit Agreements will be used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.

The New Credit Agreement provides for a five-year asset-based revolving credit facility under which up to $270.0 million initially will be available. In addition, during the term of the New Credit Agreement, Warnaco may make up to three requests for additional credit commitments in an aggregate amount not to exceed $200.0 million. The New Canadian Credit Agreement provides for a five-year asset-based revolving credit facility in an aggregate amount up to U.S. $30.0 million. The New Credit Agreements mature on August 26, 2013.

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (5.75% at October 4, 2008) or (ii) a Eurodollar Rate (as defined in the New Credit Agreement) plus 1.75% (6.08% at October 4, 2008) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (5.50% at October 4, 2008), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (5.95% at October 4, 2008), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

The New Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and

(vii) enter into transactions with affiliates. The New Credit Agreements also include certain other restrictive covenants.

The covenants under the New Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the New Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the New Credit Agreements) for the last four quarters was at least 1.1 to 1 and certain other requirements are met. In addition, if Available Credit is less than a Trigger Amount (as defined in the New Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the New Credit Agreements) must be at least 1.1 to 1.0.

The New Credit Agreement contains events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the Lenders and Issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of October 4, 2008 and November 6, 2008, the Company was in compliance with all financial covenants contained in the New Credit Agreements.

The obligations of Warnaco under the New Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the New Canadian Credit Agreement are guaranteed by the Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the New Credit Agreements and the guarantees thereof, the Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the New Canadian Credit Agreement and the guarantee thereof by Warnaco Canada’s sole subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the new Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership subsidiaries, as well as liens on intellectual property rights.

On August 26, 2008, the Company used $90.0 million of the proceeds from the New Credit Agreements and $16.0 million of its existing cash and cash equivalents to repay $106.0 million in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full. The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. In September 2008, the Company used its cash and cash equivalents to repay borrowings of $59.8 million under the New Credit Agreement. As of October 4, 2008, the Company had approximately $30.2 million in loans and approximately $60.9 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $118.5 million of availability under the New Credit Agreement. As of October 4, 2008, Available Credit exceeded the Trigger Amount by approximately $88.5 million. As of October 4, 2008, there were no loans or letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $26.0 million.

Revolving Credit Facility; Amended and Restated Credit Agreement and Foreign Revolving Credit Facility

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement in connection with the closing of the New Credit Agreements (see above). In addition, during the Three Months Ended October 4, 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.

Euro-Denominated CKJEA Notes Payable

The total CKJEA notes payable of $53.4 million at October 4, 2008 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of October 4, 2008 and September 29, 2007, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 5.18% and 4.81%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 4, 2008 for additional terms of no more than 12 months.

Liquidity

The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Three Months and Nine Months Ended October 4, 2008, there were increases in net revenues of 16.0% and 19.6%, respectively, compared to the same periods in Fiscal 2007 (see Results of Operations — Net Revenues, above). However, the current weakness in the credit markets has reduced the ability of those customers to obtain credit, which creates uncertainty about their ability in the future to purchase the Company’s merchandise at the same or higher levels as in the past. A decline in future net revenues could have a material negative impact on the ability of the Company to conduct its operations at current levels.

However, the Company believes that, at October 4, 2008, cash on hand, cash available under its New Credit Agreements and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next 12 months. The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement on August 26, 2008 (see Capital Resources and Liquidity — Financing Arrangements, above).

The Company’s liquidity was negatively impacted during the Three Months and Nine Months Ended October 4, 2008 due to the strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and the Canadian dollar). In particular, the Euro declined 12% (from $1.57 to $1.38 to 1 Euro) and 6% (from $1.47 to $1.38 to 1 Euro) during the Three and Nine Months Ended October 4, 2008, respectively. The Canadian dollar declined 5% and 9% during those same periods. In contrast, fluctuations in the Euro and Canadian dollar had a positive impact on the Company’s liquidity during the Three and Nine Months Ended September 29, 2007 when the Euro increased 5% and 8%, respectively, and the Canadian dollar remained unchanged and increased 9%, respectively, relative to the U.S. dollar. In order to minimize foreign currency exchange risk, the Company enters into foreign currency exchange contracts which are designed to fix the number of Euros required to satisfy up to the first 50% of the dollar denominated purchases of inventory and of minimum royalty and advertising expenses incurred by certain of the Company’s European subsidiaries (see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk, below).

As of October 4, 2008, the Company had working capital of $505.4 million, cash and cash equivalents of $122.9 million, and short-term debt of $85.3 million. As of October 4, 2008, under the new Credit Agreement, the Company had approximately $30.2 million in loans and approximately $60.9 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $118.5 million of availability under the New Credit Agreement. As of October 4, 2008, there were no loans or letters of credit outstanding under the New Canadian Credit Agreement.

The Company’s total debt as of October 4, 2008 was $247.8 million, consisting of $160.9 million of the Senior Notes, $30.2 million under the New Credit Agreement, $53.4 million of the CKJEA short-term notes payable and $3.3 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Three Months Ended April 5, 2008.

The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A. and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The current turmoil in the credit markets is based on the illiquidity of certain financial instruments held by financial institutions which reduces their fair value. This illiquidity creates uncertainty for the Company as to its ability to obtain funding for its operations as needed from any one or more of the syndicated banks. The short- and long-term impact of the efforts of the U.S. Treasury to relieve the illiquidity in the capital markets remains to be seen. The inability of the Company to borrow sufficient funds, when needed, under the New Credit Agreements, could have a material negative impact on its ability to conduct its business. The Company continues to monitor the creditworthiness of the syndicated banks and does not expect that any of those banks will default. The Company expects that it will be able to obtain needed funds when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory. As of October 4, 2008, the Company was able to borrow funds as needed under the New Credit Agreements.

Accounts receivable increased $59.1 million to $326.6 million at October 4, 2008 from $267.5 million at December 29, 2007, reflecting a $54.7 million increase in the Sportswear Group (due primarily to growth in the domestic and overseas Calvin Klein Jeans business), a $26.2 million increase in the Intimate Apparel Group (due primarily to increased sales in the domestic and overseas businesses) and a $21.8 million decrease in the Swimwear Group (reflecting the seasonal shipment of swimwear products). The balance at December 29, 2007 includes approximately $4.0 million related to operations discontinued during the Nine Months ended October 4, 2008. Excluding these discontinued operations, accounts receivable increased $63.1 million reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Accounts receivable increased $38.6 million to $326.6 million at October 4, 2008 from $288.0 million at September 29, 2007. The balance at September 29, 2007 includes approximately $0.9 million related to operations discontinued during the Year Ended October 4, 2008. Excluding these discontinued operations, accounts receivable increased $39.5 million primarily reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Inventories decreased $17.1 million to $315.6 million at October 4, 2008 from $332.7 million at December 29, 2007 primarily related to declines in the Swimwear group due to the seasonal sell-off of swimwear product, partially offset by increases in both Sportswear and Intimate Apparel inventory levels to support expected sales. The balance at December 29, 2007 includes approximately $7.9 million related to operations discontinued during the Nine Months Ended October 4, 2008. Excluding these discontinued operations, inventory decreased $9.2 million.

Inventories decreased $24.6 million to $315.6 million at October 4, 2008 from $340.2 million at September 29, 2007. The balance at September 29, 2007 includes approximately $5.1 million related to operations discontinued during the Year Ended October 4, 2008. Excluding these discontinued operations, inventory decreased $19.5 million.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Nine Months Ended October 4, 2008, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Nine Months Ended October 4, 2008 and September 29, 2007:

	Nine Months Ended
	October 4,	September 29,
	2008	2007
	(In thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$94,574	$82,044
Discontinued operations	(23,701)	44,739
Net cash used in investing activities:
Continuing operations	(32,397)	(24,465)
Discontinued operations	—	(443)
Net cash used in financing activities:
Continuing operations	(100,342)	(84,262)
Effect of exchange rate changes on cash and cash equivalents	(7,148)	4,274

(Decrease) increase in cash and cash equivalents	$(69,014)	$21,887

Cash provided by operating activities from continuing operations was $94.5 million for the Nine Months Ended October 4, 2008 compared to $82.0 million for the Nine Months Ended September 29, 2007. The $12.5 million increase in cash provided by operating activities from continuing operations was due primarily to a $7.4 million increase in net income coupled with the changes to non-cash charges and working capital. The Company experienced a $9.2 million increase in cash required to support working capital primarily related to increases in accounts payable and accrued expenses and accrued income taxes (mainly due to an accrual during the Nine Months Ended October 4, 2008 of approximately $15.5 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business) , net of adjustments for working capital, partially offset by outflows associated with increases in accounts receivable, prepaid expenses and other assets. The Company experienced a $4.1 million decrease in non-cash charges primarily reflecting, among other items, a $23.3 million increase in foreign exchange losses and a $5.3 million loss on repurchase of Senior Notes and refinancing of revolving credit facility, partially offset by a $16.6 million decrease in depreciation and amortization, an $8.2 million decrease in inventory write-downs (primarily related to the Company’s Swimwear group) and an $11.0 million decrease in income from discontinued operations.

Cash used in investing activities from continuing operations was $32.4 million for the Nine Months Ended October 4, 2008, mainly attributable to purchases of property, plant and equipment of $31.1 million and cash used for business acquisitions, net of cash acquired of $2.4 million, mainly related to the acquisition of a business which operates 11 retail stores in China and purchase of intangible assets of $26.7 million, mainly related to new licenses acquired from PVH on January 30, 2008 (see Note 3 to Notes to the Consolidated Condensed Financial Statements). Those amounts were partially offset by a net amount of $27.5 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements). For the Nine Months Ended September 29, 2007, cash used in investing activities from continuing operations was $24.5 million, primarily due to purchases of property, plant and equipment.

For the Nine Months Ended October 4, 2008, cash used in financing activities was $100.3 million, attributable mainly to the repayments of the Term B note of $107.3 million, repurchase of $46.2 million of Senior Notes, repurchase of treasury stock of $4.5 million (related to the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees) and the payment of deferred financing costs of $3.6 million. Those amounts were partially offset by $30.2 million received under the New Credit Facility, $28.5 million received from the exercise of employee stock options and $2.5 million related to an increase in short-term notes payable. Cash used in financing activities in the Nine Months Ended September 29, 2007 was $84.3 million primarily due to repayments of the Term B Note of $41.4 million, a decrease in short term notes payable of $20.9 million and purchase of treasury stock of $32.9 million (primarily related to the Company’s stock repurchase programs). These amounts were partially offset by $11.1 million received from the exercise of employee stock options.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of October 4, 2008 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 4, 2008 (see Note 19 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2007 for a description of those obligations and commitments outstanding as of December 29, 2007.

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

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2007 filed with the SEC on February 27, 2008 (including, without limitation, those described under the headings Item 1A. Risk Factors and “Statement Regarding Forward-Looking Disclosure,” as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry, including the recent turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase programs contained in the Company’s debt instruments, the number of shares that the Company purchases under such programs and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and, as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

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

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds, common collective trusts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Investments are stated at fair value, except as disclosed below, based upon quoted market prices. Investments in limited partnerships are valued based on estimated fair value by the management of the limited partnerships in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. Investments in common collective trusts are valued at the net asset value, as determined by the trust manager, of the shares held by the pension plan at year end, which is based on the fair value of the underlying assets. The common collective trusts are not traded on a public exchange and maintains a net asset value of $1 per share.

During the third quarter of 2008, turmoil in the worldwide financial and credit markets has resulted in the decline in the fair value of debt and equity securities and other investments including the fair value of the pension plan’s investment portfolio. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $138.1 million at December 29, 2007. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $13.8 million for Fiscal 2007. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the Nine Months Ended October 4, 2008, has been estimating pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. However, assuming that the fair value of the investment portfolio does not recover from its value at October 4, 2008, in light of the actual 13% decline in the fair value of the Company’s pension plan investment portfolio to $120.0 million at October 4, 2008, the Company could recognize $20 million to $30 million of pension expense for the year ending January 3, 2009. A 1% increase/decrease in the actual return earned on pension plan assets (a decrease in the return on plan assets from 13% to 12% or an increase in the return on plan assets from 13% to 14%) would result in a decrease/increase of approximately $2.0 million in pension expense (increase/decrease in pension income) for Fiscal 2008.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $30.2 million outstanding at October 4, 2008 under the New Credit Agreements and, at September 29, 2007, on its $127.8 million of loans outstanding under the Term B Note under the Amended and Restated Credit Agreement. There was no exposure at September 29, 2007 on the revolving credit facility under the Amended and Restated Credit Agreement since the balance was zero. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.4 million in the Nine Months Ended October 4, 2008 and $0.6 million in the Nine Months Ended September 29, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.7 million in the Nine Months Ended September 29, 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreements would have had an unfavorable effect of $0.1 million in the Nine Months Ended October 4, 2008 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures have created significant foreign currency translation risk and have had a significant negative impact on the Company’s earnings during the Three and Nine Months Ended October 4, 2008. The negative impact has continued beyond the end of the quarter as the U.S. dollar has continued to strengthen against foreign currencies of the Company’s Canadian, Mexican, Central and South American, European and Asian operations. These operations accounted for approximately 54.0% of the Company’s total net revenues for the Nine Months Ended October 4, 2008. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $213.1 million for the Nine Months Ended October 4, 2008. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $21.3 million for the Nine Months Ended October 4, 2008.

As of October 28, 2008, the U.S. dollar continued to strengthen by 9.4% against the Euro, 16% against the Canadian dollar and 19.2% against the Korean Won above the foreign exchange rates at October 4, 2008. The impact of those changes on a hypothetical $3 million of purchases on October 4, 2008, $1 million in each of Europe, Canada and Korea, would be to increase cost of goods sold by $0.45 million at October 28, 2008.

The fair value of foreign currency exchange contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.

During the Three Months Ended October 4, 2008, the Company’s Calvin Klein (“CK”) Jeans Europe (“CKJE”) subsidiary entered into foreign currency exchange forward contracts, which were designated as cash flow hedges for financial reporting purposes in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS 138”). These foreign currency exchange forward contracts, which were outstanding at October 4, 2008, require the purchase of approximately $9.4 million for a total of approximately €6.7 million at a weighted average exchange rate of $1.41 to €1.00 and mature through August 2009. The Company’s foreign currency exchange forward contracts that are designated as cash flow hedges are designed to offset the risk of changes in the functional currency cash flows attributable to changes in the related foreign currency exchange rate by fixing the number of Euros required to satisfy up to 50% of purchases of inventory by CKJE in a given month for a period up to eighteen months in the future. Such purchase commitments are denominated in United States dollars; the functional currency of CKJE is the Euro. Gains and losses resulting from changes in foreign currency exchange rates are deferred in Other Comprehensive Income on the Company’s Balance Sheet and amortized as inventory variance within cost of good sold during the three-month period over which the purchased inventory is sold. A hypothetical 10% adverse change in the foreign currency exchange rate between the Euro and the U.S. dollar (i.e., an increase in the Euro/dollar exchange rate from 1.41 to 1.55) would have increased the loss recognized in cost of goods sold, in the Company’s Statement of Operations, by an immaterial amount at October 4, 2008.

As of October 4, 2008, the Company also had foreign currency exchange contracts outstanding to purchase approximately $27.3 million for a total of approximately €17.7 million at a weighted-average exchange rate of $1.54 to €1.00. These foreign currency exchange contracts mature through November 2009 and are designed to fix the number of Euros required to satisfy up to the first 50% of dollar denominated purchases of inventory in a given month by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the Euro and the U.S. dollar (i.e., an increase in the Euro/dollar exchange rate from 1.54 to 1.69) would have decreased the unrealized gain, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts by approximately $2.7 million at October 4, 2008.

As of October 4, 2008, the Company was also party to outstanding foreign currency exchange contracts to purchase approximately $12.3 million for a total of approximately €8.7 million at a weighted average exchange rate of $1.41 to €1.00. The foreign currency exchange contracts mature through September 2009 and are designed to fix the number of Euros required to satisfy certain dollar denominated minimum royalty and advertising expenses incurred by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the Euro and the U.S. dollar (i.e., an increase in the Euro/dollar exchange rate from 1.41 to 1.56) would have increased the unrealized loss, recognized by the Company in its Statement of Operations, on outstanding foreign exchange contracts by approximately $1.2 million at October 4, 2008.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 4, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part  I, Item 1. Financial Statements, Note 17 Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2007, filed with the SEC on February 27, 2008, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. In addition to the risk factors described in the Form 10-K, the Company notes the following additional risks and uncertainties:

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including as a result of the potential impact on the apparel industry, our customers and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. Similarly, such events could adversely affect the businesses of our wholesale and retail customers, which may, among other things, result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may cause such customers to reduce or discontinue orders of our products. Tightening of the credit markets could also make it difficult for our customers to obtain credit to purchase our products, which could adversely affect our results of operations. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect amounts related to previous purchases by that customer. Recent and future economic conditions may also adversely affect third parties that source certain of our products, which could adversely affect our results of operations.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

In addition, our stock price has experienced, and could continue to experience in the future, significant declines. For example, during the period between May 15, 2008 and October 30, 2008 the trading price of our common stock as reported on the New York Stock Exchange ranged from a high of $53.89 to a low of $22.46. Our stock price may fluctuate as a result of many factors (many of which are beyond our control), including recent global economic conditions and broad market fluctuations, public perception of the prospects for the apparel industry and other factors described under the heading “Risk Factors” in our SEC filings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Nine Months Ended October 4, 2008.

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made over a period of four years from the date the program was approved. During the Nine Months Ended October 4, 2008, the Company did not repurchase any shares of common stock under the

2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

An aggregate of 120,845 shares included below as repurchased during the Nine Months Ended October 4, 2008 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

December 30, 2007 — February 2, 2008	1,631	$34.21	—	2,433,131
February 3, 2008 — March 1, 2008	29,816	$39.51	—	2,433,131
March 2, 2008 — April 5, 2008	78,616	$35.73	—	2,433,131
April 6, 2008 — May 3, 2008	5,948	$43.17	—	2,433,131
May 4, 2008 — May 31, 2008	894	$50.28	—	2,433,131
June 1, 2008 — July 5, 2008	736	$46.36	—	2,433,131
July 6, 2008 — August 2, 2008	771	$39.67	—	2,433,131
August 3, 2008 — August 30, 2008	299	$50.42	—	2,433,131
September 1, 2008 — October 4, 2008	2,134	$51.21	—	2,433,131

The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
No	Description of Exhibit

2.1	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*

Exhibit
No	Description of Exhibit

10.1	Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., a Delaware corporation, The Warnaco Group, Inc., a Delaware corporation, the lenders and issuers party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the lenders and the issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the lenders and the issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.2	Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., a Delaware corporation, and each of the other entities listed on the signature pages thereof or that becomes a party thereto, in favor of Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the lenders and issuers party thereto, and the issuers and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.3	Pledge and Security Agreement, dated as of August 26, 2008, by the Registrant, Warnaco Inc., a Delaware corporation, and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.4	Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, a Nova Scotia unlimited liability company, The Warnaco Group, Inc., a Delaware corporation, the lenders and issuers party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the lenders and the issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the lenders and the issuers party thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.5	U.S. Loan Party Canadian Facility Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., a Delaware corporation, Warnaco Inc., a Delaware corporation, and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of, Bank of America, N.A. as administrative agent for the revolving credit facility and as collateral agent for the lenders and issuers party thereto, and the issuers and lenders party thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.6	Guaranty, dated as of August 26, 2008 by 4278941 Canada Inc., a corporation formed under the laws of Canada in favor of Bank of America, N.A. as lender (acting through its Canada branch) and as collateral agent, for itself and on behalf of the secured parties (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.7	General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company, a Nova Scotia unlimited liability company, to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.8	General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc., a company duly constituted under the laws of Canada, to Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.9	Securities Pledge Agreement, dated as of August 26, 2008 made by Warnaco of Canada Company, a Nova Scotia unlimited liability company, to and in favour of Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.10	Deed of Hypothec, dated as of August 26, 2008, between Warnaco of Canada Company, a Nova Scotia unlimited liability company, and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*
10.11	Deed of Hypothec, dated as of August 26, 2008, between 4278941 Canada Inc., a company duly constituted under the laws of Canada, and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by The Warnaco Group, Inc. on August 28, 2008).*

Exhibit
No	Description of Exhibit

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: November 6, 2008

/s/  Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer

Date: November 6, 2008