Form 10-K
period 2009-01-03
WARNACO GROUP INC /DE/
filed 2009-03-02
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-10857

THE WARNACO GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4032739
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Seventh Avenue
New York, New York 10018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 287-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of July 5, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates was $1,897,275,498, based upon the last sale price of $43.00 reported for such date on the New York Stock Exchange.

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 20, 2009: 45,667,678.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2008 year-end.

THE WARNACO GROUP, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Introduction

The Warnaco Group, Inc. (“Warnaco”), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the “Company”), designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company’s products are sold under several highly recognized brand names, including, but not limited to, Calvin Klein®, Speedo®, Chaps®, Warner’s® and Olga®.

The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. In addition, the Company distributes its Calvin Klein branded products through dedicated Calvin Klein retail stores, and as of January 3, 2009, the Company operated 902 Calvin Klein retail stores worldwide (consisting of 88 full price free-standing stores, 83 outlet free-standing stores, one on-line store and 730 shop-in-shop/concession stores). There were also 586 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. The Company also operates one Speedo on-line store. For the fiscal year ended January 3, 2009, approximately 45.6% of the Company’s net revenues were generated from domestic sales and approximately 54.4% were generated from international sales. In addition, approximately 21% of net revenues were from direct to consumer sales.

The Company owns and licenses a portfolio of highly recognized brand names. The trademarks owned or licensed in perpetuity by the Company generated approximately 45% of the Company’s revenues during Fiscal 2008. Brand names the Company licenses for a term generated approximately 55% of its revenues during Fiscal 2008. Owned brand names and brand names licensed for extended periods (at least through 2044) accounted for over 88% of the Company’s net revenues in Fiscal 2008. The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company’s trademarks and licenses as of February 20, 2009:

Owned Trademarks (a)

Calvin Klein and formatives (beneficially owned for men’s/women’s/children’s underwear, loungewear and sleepwear: see “Trademarks and Licensing Agreements”)	Warner’s Olga Body Nancy Ganz®/Bodyslimmers®

Trademarks Licensed in Perpetuity

Trademark	Territory

Speedo (a)	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands

Trademarks Licensed for a Term

Trademark	Territory	Expires (j)

Calvin Klein (for men’s/women’s/juniors’ jeans and certain jeans-related products) (b)	North, South and Central America	12/31/2044

CK/Calvin Klein Jeans (for retail stores selling men’s/women’s/juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (b)	Canada, Mexico and Central and South America	12/31/2044

CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046

CK/Calvin Klein (for retail stores selling bridge accessories and jeans accessories)(d)	Central and South America (excluding Mexico) Europe and Asia	12/31/2044 12/31/2046

Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans and other related apparel as well as retail stores selling such items and ancillary products) (c)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe, Russia, the Middle East and Africa, Japan, China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories)(d)	North America, Europe and Asia	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (d)	Central and South America (excluding Mexico)	12/31/2044

Calvin Klein (for jeans accessories) (c)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046

Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (e)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018

Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear) (f)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014

Trademark	Territory	Expires (j)

Calvin Klein (for men’s swimwear) (f)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014

Lifeguard® (for wearing apparel excluding underwear and loungewear) (g)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030

(a)	Licensed in perpetuity from Speedo International, Ltd. (“SIL”).

(b)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(c)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK/Calvin Klein “bridge” line of sportswear and accessories in Europe. See “—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.” In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See “-Trademarks and Licensing Agreements.”

(d)	By agreement dated January 31, 2008, the Company acquired the rights to operate CK/Calvin Klein retail stores for the sale of bridge and jeans accessories (in countries constituting Europe, Asia and Central and South America (excluding Mexico)) as well as the rights to operate CK/Calvin Klein independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories in the Americas (excluding Mexico), Europe and Asia.

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(f)	The current term extends through December 31, 2009. Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(g)	Expiration date reflects four successive renewal options of five years each (each subject to compliance with certain terms and conditions).

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

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to “Fiscal 2008” refer to the operations for the twelve months ended January 3, 2009. References to “Fiscal 2007” refer to the operations for the twelve months ended December 29, 2007. References to “Fiscal 2006” refer to the operations for the twelve months ended December 30, 2006. References to “Fiscal 2005” refer to the operations for the twelve months ended December 31, 2005. References to “Fiscal 2004” refer to the operations for the twelve months ended January 1, 2005. There were 52 weeks per year for each period presented from Fiscal 2004 through Fiscal 2007 and 53 weeks in Fiscal 2008.

Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”).

Acquisitions, Dispositions and Discontinued Operations

CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the “CKJEA Business”) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK/Calvin Klein “bridge” line of sportswear and accessories in Europe (the “CKJEA Acquisition”) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240 million (approximately $292 million), consisting of cash consideration of approximately €179 million (approximately $218 million) and assumption of indebtedness of approximately €60 million (approximately $73 million), net of cash acquired of approximately €14 million (total assumed debt aggregating approximately €74 million (approximately $90 million)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8.5 million in connection with the acquisition. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement dated as of December 20, 2005 (as amended as of January 30, 2006). See Note 2 of Notes to Consolidated Financial Statements. The Company acquired the CKJEA Business to expand the distribution of its Calvin Klein Jeans products to Europe and Asia.

The Company funded the acquisition using a combination of cash on hand and borrowings under a $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements—Revolving Credit Facility; Amended and Restated Credit Agreement and Note 12 of Notes to Consolidated Financial Statements.

In connection with the consummation of the CKJEA Acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006, subject to the terms and conditions of each such exclusive agreement. See “—Trademarks and Licensing Agreements.”

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the fair value of the net assets acquired and liabilities assumed (approximately $90.3 million) has been recorded as goodwill. The results of the CKJEA Business’s operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated balance sheet from December 30, 2006.

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

The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the “Transfer Agreement”) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (“PVH”), the parent company of Calvin Klein Inc (“CKI”). In connection therewith, the Company paid approximately $42.0 million (net of expected working capital adjustments) to or on behalf of PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the “2008 CK Licenses”). The

Company and PVH are currently engaged in the process of determining the working capital adjustment pursuant to the terms of the Transfer Agreement.

The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company has entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia for a period contemplated to run through December 31, 2012 (which duration is contemplated to be renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

During Fiscal 2008, the Company recorded $24.7 million of intangible assets related to the 2008 CK Licenses and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH.

Retail Stores in China

Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2.5 million.

Dispositions and Discontinued Operations

Exit of Designer Swimwear Business (except Calvin Klein)

During Fiscal 2007, pursuant to an initiative to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), the Company disposed of its OP women’s and junior swimwear business. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the sale of its OP business (including the associated trademarks and goodwill) in 2006 (see discussion of the OP sale below). In addition, during Fiscal 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses to InMocean Group, LLC (“InMocean”) for total consideration of approximately $26 million (subject to adjustments for working capital), of which $20.6 million was received in cash on December 28, 2007. The remaining portion of the purchase price relates to raw materials and work-in-process acquired on December 28, 2007. Cash related to raw material and work-in-process at the sale date is being collected by drawing on letters of credit as the related finished goods are shipped. Under the agreement, the Company is entitled to receive an earnout from InMocean related to future sales between July 1, 2008 and June 30, 2009 (subject to the attainment of certain targets). The amount of the earnout will range from $0 to $3.0 million. In addition, through June 30, 2008, the Company provided certain transition services to InMocean for which the Company was reimbursed. The selling price was also subject to working capital adjustments. During Fiscal 2008, the Company recorded charges of approximately $6.9 million, primarily related to working capital adjustments associated with the disposition of these brands. The Company recorded a loss of $2.3 million related to the sale of the Catalina, Anne Cole and Cole of California businesses. As a result of these dispositions, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of January 3, 2009 and December 29, 2007.

In addition, during Fiscal 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses (all of which are components of the Company’s designer swimwear businesses). As a result, these business units have been classified as discontinued operations during Fiscal 2008. During Fiscal 2008, the Company recognized losses (as part of “Loss from discontinued operations, net of taxes”) of $2.0 million related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.

Lejaby Sale

On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement (the “TSA”) with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company provided certain transitional services to Palmers (primarily related to information technology, operational and logistical, accounting and finance, real estate and human resources and payroll services) for which the Company was reimbursed. Pursuant to the TSA, the Company operated the Canadian portion of the Lejaby business through December 10, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation as of January 3, 2009 and December 29, 2007. During Fiscal 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3.4 million related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the United States of America (“U.S.”), the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14.6 million, which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations.

OP Sale

On November 6, 2006, the Company sold its OP business (part of the Company’s Swimwear Group), including the associated trademarks and goodwill, to Iconix Brand Group Inc. (“Iconix”) for a total consideration of $54 million. During Fiscal 2006, the Company recorded a loss on the sale of its OP business of $0.9 million. For a period of 90 days following the closing, the Company was obligated to provide certain transition services to Iconix. In connection with the sale, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and juniors’ swimwear for an initial term of three years. As discussed above, the Company disposed of the OP women’s and juniors’ swimwear business in September 2007 and recorded a loss of $0.8 million in Fiscal 2007 associated with the disposition of this business.

J. Lo by Jennifer Lopez® (“JLO”), Lejaby Rose, Axcelerate Activewear and Speedo retail stores

During Fiscal 2006, the Company shut down its JLO (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group) and Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the U.S. In connection with the discontinuance of these businesses, the Company incurred pre-tax shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4.2 million. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented.

See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

Business Groups

The Company operates in three business groups: (i) Sportswear Group, (ii) Intimate Apparel Group, and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company’s business groups and for the Company on a consolidated basis. Each business group’s performance is evaluated based upon operating income, but before certain unallocated corporate expenses, interest, foreign currency gains and losses related to intercompany long-term notes and income taxes (which are not allocated to the business groups). The Company has revised net revenues and operating income for each of its business groups for Fiscal 2007 and Fiscal 2006 to eliminate the results of discontinued operations as discussed above.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	(in thousands of dollars)
		% of Total		% of Total		% of Total

Net revenues:
Sportswear Group	$1,102,771	53.4%	$939,147	51.6%	$791,634	49.1%
Intimate Apparel Group	702,252	34.0%	627,014	34.5%	545,151	33.9%
Swimwear Group	260,000	12.6%	253,418	13.9%	274,416	17.0%

Net revenues (a), (b), (c)	$2,065,023	100.0%	$1,819,579	100.0%	$1,611,201	100.0%

(a)	International operations accounted for approximately 54.4%, 49.0% and 42.2% of net revenues in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

(b)	Direct to consumer businesses accounted for approximately 20.7%, 18.3% and 15.3% of net revenues in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

(c)	Sales of products bearing the Calvin Klein brand name accounted for 72.6%, 68.2% and 62.1% of net revenues in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

		% of Total Net		% of Total Net		% of Total Net
	Fiscal 2008	Revenues	Fiscal 2007	Revenues	Fiscal 2006	Revenues
			(in thousands of dollars)

Operating income (loss):
Sportswear Group	$88,656		$97,946		$58,421
Intimate Apparel Group	126,133		108,343		78,273
Swimwear Group	11,478		(24,499)		20,292
Unallocated corporate expenses (a)	(85,946)		(38,100)		(37,745)

Operating income (b)	$140,321	6.8%	$143,690	7.9%	$119,241	7.4%

(a)	Includes $31.4 million of pension expense, $9.0 million of pension income and $2.8 million of pension income for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

(b)	Includes approximately $27.8 million, $1.3 million, $3.9 million and $2.3 million of restructuring expenses for Fiscal 2008 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, approximately $0.1 million, $2.1 million, $29.8 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, and approximately $0.4 million of restructuring expenses for Fiscal 2006 in Unallocated corporate expenses.

The following table sets forth, as of January 3, 2009 and December 29, 2007, total assets for each of the Company’s business groups, unallocated corporate/other and for the Company on a consolidated basis:

	January 3, 2009	% of Total	December 29, 2007	% of Total

Total assets:
Sportswear Group	$801,038	53.5%	$758,311	47.2%
Intimate Apparel Group	304,724	20.4%	359,508	22.4%
Swimwear Group	147,685	9.9%	166,862	10.4%
Corporate/Other	242,646	16.2%	321,822	20.0%

Total assets	$1,496,093	100.0%	$1,606,503	100.0%

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s jeanswear, sportswear and accessories. Net revenues of the Sportswear Group accounted for 53.4% of the Company’s net revenues in Fiscal 2008. The following table sets forth the Sportswear Group’s brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel

Calvin Klein	Better to premium	Men’s, women’s and children’s (b) designer jeanswear (bottoms and tops) and bridge sportswear in Europe; jeans accessories in Europe and Asia and bridge accessories in Europe
Chaps	Moderate	Men’s sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear (c)

(a)	In December 2003, the Company sold its White Stag® trademark to Wal-Mart Stores. Pursuant to the sale agreement, the Company provided certain sourcing and design services related to the White Stag women’s sportswear line. The design services agreement expired in January 2007.

(b)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.

(c)	The Sportswear Group sub-licenses the rights to produce men’s leather outerwear to a third party.

The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts, jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. The Company’s Calvin Klein Jeans license provides it with greater control over the design and product development calendar and setting forth the terms of the Company’s license to use the Calvin Klein name in connection with swimwear. The Company believes that this increased flexibility has allowed it to provide better service to retailers, which has resulted in improved sell-through of merchandise at retail. In January 2006, the Company acquired 100% of the shares of the companies that operate the wholesale, distribution and certain retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. See “—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.” As a result of the CKJEA Acquisition discussed above, the Company has been able to expand the distribution of its Calvin Klein products in Europe and Asia, primarily in its direct-to-consumer business, to $572.8 million of Sportswear Group net revenues from $456.0 million in Fiscal 2007, an increase of 25.6%. Direct-to-consumer products accounted for 23.7% of the Sportswear segment’s Fiscal 2008 net revenues.

In addition, on January 31, 2008, the Company entered into certain license agreements with CKI whereby, among other items, the Company acquired the rights to operate Calvin Klein jeans accessories retail stores in Europe, Asia and Latin America, as well as retail stores for Calvin Klein accessories in Europe. Additionally, the Company acquired e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans. The Company also secured e-commerce rights in Europe, Asia and Latin America for Calvin Klein jeans accessories. The Company also secured the right to enter into a sublicense and distribution rights for Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia, which agreements have not yet been finalized.

Chaps is a moderately priced men’s sportswear line providing a more casual product offering to the consumer. The Company negotiated an amendment and extension of the Chaps license through 2013, which allows further renewal through 2018, assuming the exercise of a renewal option and satisfaction of certain conditions. The renegotiated license granted the Company certain rights to extend the brand in terms of both product and distribution channels, which allowed the Company to launch Chaps sportswear in Fiscal 2004 in the mid-tier distribution channel.

The Sportswear Group’s apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and, to a lesser extent, specialty stores.

The following table sets forth, as of January 3, 2009, the Sportswear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc./ Carson’s/Bon Ton	Calvin Klein Jeans
	Stage Stores	Chaps
Independent Retailers	Nordstrom/ Dillard’s Belk	Calvin Klein Jeans Calvin Klein Jeans and Chaps
Chain Stores	Kohl’s	Chaps
Membership Clubs	Sam’s Club and BJ’s	Calvin Klein Jeans and Chaps
	Costco	Calvin Klein Jeans
Other	Military	Calvin Klein Jeans and Chaps
Europe	Stores operated under shop-in-shop and concession agreements	Calvin Klein Jeans
El Corte Ingles
Canada	Hudson Bay Company and Sears	Calvin Klein Jeans and Chaps
	Costco and Sam’s Club	Calvin Klein Jeans and Chaps
Mexico, Central and South America	Liverpool and Sears	Calvin Klein Jeans and Chaps
	Sam’s Clubs	Calvin Klein Jeans and Chaps
	Stores operated under distributor agreements	Calvin Klein Jeans
Asia	Company operated retail stores, shop-in-shop/concession locations/ stores under retail licenses or distributor agreements/direct wholesale distributors	Calvin Klein Jeans and Accessories

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends,and coincide with the appropriate selling season. The Sportswear Group recorded 49.9%, 45.6%, and 42.4% of its net revenues in the first halves of Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively.

During Fiscal 2008, the Sportswear Group had operations in the United States (“U.S.”), Canada, Mexico, Central and South America, Europe and Asia. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$420,388	38.1%	$405,188	43.1%	$403,002	50.9%
International	682,383	61.9%	533,959	56.9%	388,632	49.1%

	$1,102,771	100.0%	$939,147	100.0%	$791,634	100.0%

Intimate Apparel Group

The Intimate Apparel Group designs, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 34.0% of the Company’s net revenues in Fiscal 2008.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.

The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types as of February 20, 2009:

Brand Name	Price Range	Type of Apparel

Calvin Klein Underwear	Better to premium	Women’s intimate apparel and sleepwear and men’s underwear and loungewear
Warner’s	Moderate to better	Women’s intimate apparel
Olga	Moderate to better	Women’s intimate apparel
Olga’s Christina	Better	Women’s intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women’s intimate apparel

The Calvin Klein Underwear women’s lines consist primarily of women’s underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men’s lines consist primarily of men’s underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group (“NPD”), a market research firm, Calvin Klein men’s underwear was the number two selling brand of men’s underwear in Fiscal 2008 and Fiscal 2007 in U.S. department stores participating in the surveys. For women’s underwear, Calvin Klein was the number three selling brand of panties in Fiscal 2008 and Fiscal 2007 in U.S. department stores participating in the surveys. Calvin Klein was the number five selling brand of bras in Fiscal 2008 and Fiscal 2007 in U.S. department stores participating in the surveys.

The Warner’s and Olga lines consist primarily of bras and panties. According to NPD, Warner’s was the number six selling brand of bras in Fiscal 2008 and Fiscal 2007 in U.S. department stores participating in the surveys.

The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, the Company’s “CKU.com” internet website and, to a lesser extent, specialty stores. The Intimate Apparel Group’s Calvin Klein direct to consumer business has experienced rapid growth and accounted for $146.3 million of the Intimate Apparel Group’s net revenues in Fiscal 2008 compared to $114.5 million in Fiscal 2007, an increase of 27.8%. In addition, the Company uses its design and sourcing expertise to produce private label intimate apparel for customers that may not carry the Company’s branded products.

The following table sets forth, as of January 3, 2009, the Intimate Apparel Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc. Carson’s/Bon-Ton	Warner’s, Olga Christina, and Calvin Klein Underwear
Independent Retailers	Nordstrom, Dillard’s, and Belk	Warner’s, Olga and Calvin Klein Underwear
Chain Stores	Kohl’s, JCPenney and Sears	Warner’s, Olga, and private label
Membership Clubs	Costco and Sam’s Club	Warner’s, Olga, Bodyslimmers and Calvin Klein Underwear
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear
	Costco	Calvin Klein Underwear
Mexico, Central and South America	Liverpool, Palacio de Hierro, Suburbia and Sears	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear
	Sam’s Clubs	Warner’s
	Costco	Calvin Klein Underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Calvin Klein Underwear
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear
Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 48.3%, 43.9% and 44.9% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2008, 2007 and 2006, respectively.

The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United

Kingdom) and Asia (Hong Kong, Singapore, China and Macau). The Intimate Apparel Group’s products are sourced entirely from third parties.

The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$308,119	43.9%	$304,765	48.6%	$280,922	51.5%
International	394,133	56.1%	322,249	51.4%	264,229	48.5%

	$702,252	100.0%	$627,014	100.0%	$545,151	100.0%

Swimwear Group

The Swimwear Group designs, sources and markets moderate to premium priced swimwear, swim accessories and related products and sub-licenses the Speedo label to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 12.6% of the Company’s net revenues in Fiscal 2008.

The following table sets forth the Swimwear Group’s significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel

Speedo	Moderate to premium	Men’s and women’s competitive swimwear, competitive and non- competitive swim accessories, men’s swimwear and coordinating T-shirts, women’s fitness swimwear, fashion swimwear, footwear and children’s swimwear
Calvin Klein	Better to premium	Men’s and women’s swimwear
Lifeguard	Upper moderate to better	Men’s and women’s swimwear and related products

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. On February 12, 2008, the Company launched its new Speedo LZR RACER® (the “LZR”). The new suit was first worn in competition during USA Swimming’s Grand Prix series in late February 2008. At the 2008 U.S. Olympic Swim Trials in Omaha, Nebraska a total of nine world records were set at these Trials and all by athletes wearing the Speedo LZR Racer. During the 2008 Summer Olympics in Beijing, China, the world’s top swimmers wore the LZR RACER suit. In total, 91% (29 gold medals) of all swimming gold medals and 86% of all swimming medals awarded in Beijing were won by athletes wearing the Speedo LZR Racer. Speedo competitive swimwear is primarily distributed through sporting goods stores, team dealers, swim specialty shops and the Company’s “SpeedoUSA.com” internet website. Speedo competitive swimwear accounted for approximately 19.8% of the Swimwear Group’s net revenues in Fiscal 2008.

The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the

Company’s “SpeedoUSA.com” internet website. Speedo fashion swimwear and related products accounted for approximately 27.2% of the Swimwear Group’s net revenues in Fiscal 2008.

Speedo accessories, including swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $75.6 million of net revenues in Fiscal 2008, or approximately 29.1% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $20.0 million (7.7% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products. In addition, the “SpeedoUSA.com” internet website generated approximately $11.5 million of net revenues (4.4% of the Swimwear Group’s net revenues).

The Company designs, sources and sells a broad range of Calvin Klein fashion swimwear and beachwear for men and women. Calvin Klein swimwear is distributed through department stores and independent retailers in the U.S., Mexico, Canada and Europe. Calvin Klein swimwear accounted for approximately 2.6% of the Swimwear Group’s net revenues in Fiscal 2008.

The following table sets forth, as of January 3, 2009, the Swimwear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc.	Speedo swimwear and accessories, Calvin Klein swimwear
Independent Retailers	Nordstrom, Dillard’s, and Belk	Speedo swimwear, Calvin Klein swimwear
Chain Stores	J. C. Penney, Kohl’s and Sears	Speedo swimwear and accessories,
Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Target	Speedo accessories
Other	Military, Victoria’s Secret Catalog and The Sports Authority, team dealers	Speedo swimwear and accessories, Lifeguard, Calvin Klein swimwear
Canada	Hudson Bay Company and Sears	Speedo swimwear and accessories, Calvin Klein
	Costco and Sam’s Clubs	Speedo swimwear and accessories
Mexico, Central and South America	Liverpool, Palacio De Hierro, Marti, Wal-Mart and	Speedo swimwear and accessories, Calvin Klein
	Costco	Speedo swimwear and accessories
Europe	EL Corte Ingles, House of Fraiser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear

The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 70.1%, 69.9%, and 64.3% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. All of the Swimwear Group’s products are sourced from third-party contractors primarily in the U.S., Mexico, Europe and Asia.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$213,696	82.2%	$217,199	85.7%	$247,980	90.4%
International	46,304	17.8%	36,219	14.3%	26,436	9.6%

	$260,000	100.0%	$253,418	100.0%	$274,416	100.0%

Customers

The Company’s products are widely distributed to department and specialty stores, independent retailers, chain stores and membership clubs in North America, Asia and Europe. No single customer accounted for more than 7% of the Company’s net revenue in Fiscal 2008. No single customer accounted for more than 8% of the Company’s net revenue in Fiscal 2007. No single customer accounted for more than 10% of the Company’s net revenues in Fiscal 2006.

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

Total advertising, marketing and promotion expense (including cooperative advertising programs whereby the Company reimburses customers for a portion of the cost incurred by the customer in placing advertisements featuring its products) was $118.8 million, $99.1 million and $89.6 million for Fiscal 2008, 2007 and 2006, respectively. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals, individual in-store promotions and magazine and other print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers and volleyball players who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand. The Company’s Swimwear Group incurred approximately $3.4 million of marketing expenses in Fiscal 2008 primarily related to programs associated with the Summer Olympics in Beijing, China during August 2008.

The Company’s licenses for the Calvin Klein and Chaps trademarks include provisions requiring the Company to spend a specified percentage (ranging from 1% to 4%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company’s licensed products and often include the products of other licensees in addition to its own, the Company believes it benefits from the general brand recognition that these campaigns generate.

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

The Company utilizes Electronic Data Interchange programs (“EDI”) wherever possible, which permit it to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company ensure that its customers receive its products in a timely and efficient manner.

Distribution

As of January 3, 2009, the Company distributed its products to its wholesale customers and retail stores from various distribution facilities and distribution contractors located in the U.S. (nine facilities), Canada (one facility), Mexico (one facility), China (two facilities), Hong Kong (three facilities), Italy (two facilities), Korea (two facilities), Australia (one facility), the Netherlands (one facility) and Argentina (one facility). Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. The Company owns one, leases ten and uses third-party services for twelve of its distribution facilities.

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

Substantially all of the Company’s products sold in North America and Europe are imported and are subject to various customs laws. See “—Government Regulations.” The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.

All of the Company’s products are produced by third party suppliers. Sourcing from third-party manufacturers allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company regularly inspects products manufactured by its suppliers to seek to ensure that they meet the Company’s quality and production standards.

The Company monitors all of its contracted production facilities to ensure their continued human rights and labor compliance and adherence to all applicable laws and the Company’s own business partner manufacturing guidelines. All suppliers are required by the Company to execute an acknowledgment confirming their obligation to comply with the Company’s guidelines.

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

The Company’s Core Brands (as defined below) have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 81 years, and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner’s and Olga brands have been in existence for 136 and 69 years, respectively, and Calvin Klein and Chaps have each been in existence for more than 25 years.

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

Intimate Apparel Group

All of the Calvin Klein trademarks (including all variations and formatives thereof) for all products and services are owned by the Calvin Klein Trademark Trust. The trust is co-owned by CKI and the Company. The Class B and C Series Estates of the trust correspond to the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel and sleepwear and are owned by the Company. Accordingly, as owner of the Class B and C Estate Shares of the trust corresponding to these product categories, the Company is the beneficial owner of the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel, loungewear and sleepwear throughout the entire world.

Sportswear Group

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial terms of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the U.S., Mexico and Canada. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed below and in “—Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition”).

In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. See “-Acquisitions, Dispositions and Discontinued Operations—CKJEA Acquisition.” In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with CKI (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, “bridge” apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City,

Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046, provided the Company achieves certain minimum sales targets.

In connection with the CKJEA Acquisition, the Company acquired the licenses to develop, manufacture, distribute and market, and to open retail stores to sell, jeans apparel and accessories under the Calvin Klein and/or CK/Calvin Klein trademark and service mark in the forms of the logos Calvin Klein Jeans and/or CK/Calvin Klein Jeans in Japan, China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia) and parts of Western Europe, the Middle East, Egypt, Eastern Europe and Southern Africa. These licenses also extend through December 31, 2046, provided the Company achieves certain minimum sales targets.

In January 2008, the Company acquired rights pursuant to the 2008 CK Licenses which include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operated Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company has entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia for a period contemplated to run through December 31, 2012 (which duration is contemplated to be renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

The Company has the exclusive right to use the Chaps trademark for men’s sportswear, jeanswear, activewear, sports shirts, outerwear and swimwear in the U.S. and its territories and possessions, including Puerto Rico, Mexico and Canada and has rights of first refusal with respect to Europe. During Fiscal 2008, the Company extended its license through December 31, 2013 by exercising the first of two five-year renewal options. Pursuant to the terms of the license, the Company paid approximately $2.0 million associated with the renewal of this license. The Company has the right to renew the license for an additional five-year term up to and including December 31, 2018, provided that the Company has achieved certain levels of minimum earned royalties.

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

In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense, distribute, promote and advertise Lifeguard apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely accessories and sporting equipment. In 2008, the Lifeguard license was further amended and extended to add other product categories, namely performance and athletic training equipment. The current term of the license agreement expires on June 30, 2012. The agreement includes four renewal options, each of which permits the Company to extend for an additional five-year term (through June 30, 2032) subject to compliance with certain conditions.

In March 2003, the Company entered into an exclusive license agreement to manufacture, distribute and sell Nautica women’s swimwear and related products in the U.S., Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement was renewable at the Company’s option for two additional years to June 30, 2009 if it achieved certain sales targets. In February 2006, the Nautica license agreement was amended to expand the licensed territories with respect to certain product lines. The Company ceased operations of its Nautica business on June 30, 2008. See “- Acquisitions, Dispositions and Discontinued Operations.”

In June 2004, the Company entered into a license agreement with Michael Kors, L.L.C. The Company has the worldwide (excluding Japan) right to manufacture and distribute Michael Kors and MICHAEL Michael Kors swimwear products in the designer collection market segment and in the better market segment. The Company ceased operations of its Michael Kors business on June 30, 2008. See “- Acquisitions, Dispositions and Discontinued Operations.”

On December 26, 2007, the Company sold assets of the businesses related to the marks Anne Cole, Cole of California and Catalina, and assigned and transferred all of its ownership rights in the Cole of California and Catalina marks, and its licensed rights under the Anne Cole mark, as part of this sale. See “—Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.”

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

International Operations

In addition to its operations in the U.S., the Company has operations in Canada, Mexico, Central and South America, Europe, Asia, Australia and Africa. The Company’s products are sold in over 100 countries worldwide. Each of the Company’s international operations engages in sales, sourcing, distribution and/or marketing activities. International operations generated $1,122.8 million, or 54.4% of the Company’s net revenues in Fiscal 2008, compared with $892.4 million, or 49.0% of net revenues, in Fiscal 2007 and $679.3 million, or 42.2% of net revenues, in Fiscal 2006. International operations generated operating income of $134.1 million, $141.5 million and $96.8 million (representing 59.3%, 77.8% and 61.6% respectively, of the operating income generated by the Company’s business groups) in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Operating income from international operations includes $28.1 million, $3.9 million and zero of restructuring charges in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.

The movement of foreign currency exchange rates affects the Company’s results of operations. For further discussion of certain of the risks involved in the Company’s foreign operations, including foreign currency exposure, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.

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

The Company’s operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Africa Growth & Opportunity Act, the Israel & Jordan Free Trade Agreements, the Andean Agreement, the Caribbean Basin Trade Partnership Act and the activities and regulations of the World Trade Organization (“WTO”). The Company believes that these trade agreements generally benefit the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. See Item 1A. Risk Factors. In addition, trade agreements can also impose requirements that negatively affect the Company’s business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. The Company monitors trade-related matters pending with the U.S. government for potential positive or negative effects on its operations.

Employees

As of January 3, 2009, the Company employed approximately 5,200 employees, approximately 26% of whom were either represented by labor unions or covered by collective bargaining agreements. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements. During the first quarter of 2009, the Company reduced its workforce by 257 employees as part of a reduction in force initiative which commenced in the fourth quarter of 2008. See Note 4 to Notes to Consolidate Financial Statements.

Backlog

As relates to its continuing operations, the Company’s Swimwear Group (due to the seasonal nature of its operations) had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $130.0 million as of January 3, 2009 and $133.8 million as of December 29, 2007. A substantial portion of net revenues of the Company’s other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Executive Officers of the Registrant

The executive officers of the Company, their age and their position as of February 20, 2009 are set forth below:

Name	Age	Position

Joseph R. Gromek	62	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	50	Executive Vice President and Chief Financial Officer
Helen McCluskey	53	President—Intimate Apparel Group
Dwight Meyer	56	President—Global Sourcing, Distribution and Logistics
Frank Tworecke	62	President—Sportswear Group
Stanley P. Silverstein	56	Executive Vice President—International Strategy and Business Development
Jay A. Dubiner	45	Senior Vice President, General Counsel and Secretary
Elizabeth Wood	47	Senior Vice President—Human Resources

Mr. Gromek has served as the Company’s President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to January 2002, Mr. Gromek

served as President and Chief Executive Officer of Brooks Brothers, Inc. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is a member of the Board of Directors of Wolverine World Wide, Inc., a footwear and apparel company. Mr. Gromek also serves on the Board of Directors of Volunteers of America and Ronald McDonald House; as a member of the Board of Governors of the Parsons School of Design and as a member of the Board of Trustees of Trevor Day School.

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

Mr. Meyer currently serves as the Company’s President-Global Sourcing, Distribution and Logistics. Mr. Meyer is responsible for all aspects of the Company’s worldwide sourcing, distribution and logistics operations. From April 2005 until March 2007, Mr. Meyer served as the Company’s President-Global Sourcing. Prior to joining the Company, Mr. Meyer served as Executive Vice President of Global Sourcing of Ann Taylor Stores Corporation, a specialty clothing retailer of women’s apparel, shoes and accessories, from 1996 until April 2005. Previously, he served as President and Chief Operating Officer of C.A.T. (a joint venture between Ann Taylor Stores Corporation and Cygne Design) and Vice President, Sourcing for the Abercrombie & Fitch division of M.A.S.T. Industries.

Mr. Tworecke joined the Company as Group President-Sportswear in May 2004. From 1999 to April 2004, Mr. Tworecke served as President and Chief Operating Officer of Bon-Ton Stores, a department store operator. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other specialty and department store retailers including MGR, Inc., Rich’s Lazarus Goldsmith (now known as the Macy’s Central division of Macy’s Inc.), and John Wanamaker.

Mr. Silverstein currently serves as the Company’s Executive Vice President-International Strategy and Business Development. From March 2005 until January 2006, Mr. Silverstein served as the Company’s Executive Vice President-Corporate Development. From March 2003 to March 2005, Mr. Silverstein served as the Company’s Senior Vice President-Corporate Development and served as the Company’s Chief Administrative Officer from December 2001 until January 2006. Mr. Silverstein served as the Company’s Vice President and General Counsel from December 1990 until February 2003 and as its Secretary from January 1987 until May 2003. In May 2004, Mr. Silverstein, without admitting or denying the findings, entered into a settlement with the Securities and Exchange Commission (“SEC”) pursuant to which the SEC found that Mr. Silverstein had willfully aided and abetted and caused certain violations by the Company of the federal securities laws and issued an administrative order requiring that Mr. Silverstein cease and desist from causing any violations and any future violations of such laws. The order, which did not impose any fines or monetary penalties on

Mr. Silverstein, censured him pursuant to the SEC’s Rules of Practice and required that he disgorge certain incentive compensation for 1998, with interest. In addition, the order provided that until May 11, 2006, Mr. Silverstein not sign documents to be filed with the SEC by or on behalf of the Company or participate in or be responsible for the preparation or review of such filings, except under limited circumstances.

Mr. Dubiner joined the Company in September 2008 as Senior Vice President, General Counsel and Corporate Secretary. Prior to this, Mr. Dubiner served as Of Counsel for Paul, Hastings, Janofsky & Walker, LLP from April 2006 until August 2008. Previously, he held the position of Executive Vice President, Corporate Development & General Counsel for Martha Stewart Living Omnimedia, Inc. from February 2004 until January 2006. Prior to this, Mr. Dubiner provided legal and corporate development consulting services to clients primarily in the media industry. From February 2000 to March 2002, he served as Senior Vice President, Business Development & Strategic Planning for a division of The Universal Music Group. Mr. Dubiner was an associate in the corporate department of the New York law firm of Paul Weiss Rifkind Wharton & Garrison from September 1993 to February 2000 where he specialized in mergers and acquisitions. He has an additional 2 years experience practicing law at the law firm of Osler Hoskin & Harcourt in Toronto, Canada.

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

Website Access to Reports

The Company’s internet website is http://www.warnaco.com. The Company makes available free of charge on its website (under the heading “SEC Filings”) its SEC filings, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s website address is provided as an inactive textual reference only. The information provided on the Company’s website is not part of this Annual Report on Form 10-K, and is not incorporated by reference.

Additional information required by this Item 1 of Part I is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In this Item 1A, the terms “we,” “us” and “our” refer to The Warnaco Group, Inc. and its consolidated subsidiaries.

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and, among other things, the trading price of our common stock, par value $0.01 per share (“Common Stock”) could decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, our customers and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. Similarly, such events could adversely affect the businesses of our wholesale and retail customers, which may, among other things, result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may cause such customers to reduce or discontinue orders of our products. Tightening of the credit markets could also make it difficult for our customers to obtain credit to purchase our products, which could adversely affect our results of operations. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect amounts related to previous purchases by that customer. Recent and future economic conditions may also adversely affect third parties that source certain of our products, which could adversely affect our results of operations.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Our inability to borrow sufficient funds when needed could have a material negative impact on our ability to conduct our business. We continue to monitor the creditworthiness of our lenders. We expect that we will be able to obtain needed funds when requested. However, in the event that such funds are not available, we may have to delay certain capital expenditures or plans to expand our business, to scale back operations and/or raise capital through the sale of our equity or debt securities. There can be no assurance that we would be able to sell our equity or debt securities on terms that are satisfactory.

In addition, our stock price has experienced, and could continue to experience in the future, significant declines and volatility. For example, during the period between May 15, 2008 and February 20, 2009 the trading price of our common stock as reported on the New York Stock Exchange ranged from a high of $53.89 to a low of $12.22. Our stock price may fluctuate as a result of many factors (many of which are beyond our control), including recent global economic conditions and broad market fluctuations, public perception of the prospects for the apparel industry and other factors described in this Item 1A.

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

We have significant foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won or Mexican peso) may adversely affect our reported earnings and the comparability of period-to-period results of operations.

Certain of our foreign operations purchase products from suppliers denominated in U.S. dollars and Euros, which exposes such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Euro, Canadian dollar, British pound, Korean won and Mexican peso. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors purchase and sell products in the same market and the cost of certain items required in our operations. In addition, certain of our foreign operations have receivables or payables denominated in currencies other than their functional currencies, which exposes such operations to foreign exchange losses as a result of foreign currency fluctuations. We have instituted foreign currency hedging programs to mitigate the effect of foreign currency fluctuations on our operations. However, management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which could have an adverse effect on our business, results of operations and financial condition.

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

Net revenues from our ten largest customers represented approximately 29.4% and 31.9% of our worldwide net revenues during Fiscal 2008 and Fiscal 2007, respectively. No one customer accounted for 10% or more of our Fiscal 2008 or 2007 net revenues.

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

As of January 3, 2009, approximately 66.3% of our revenues was derived from sales of products which we design, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.

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

The Calvin Klein brand name is significant to our business. Sales of over 70% of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

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

Our foreign operations subject us to risks customarily associated with foreign operations. As of January 3, 2009, we sold our products throughout the world and had warehousing and distribution facilities in nine countries. We also source our products from third-party vendors substantially all of which are based in foreign countries. For Fiscal 2008, we had net revenues outside of the U.S. of $1,122.8 million, representing 54.4% of our total net revenues, with the majority of these sales in Europe and Asia. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

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

As of January 3, 2009, we had total debt of approximately $243.7 million. During August 2008, we entered into the New Credit Agreements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements), which are revolving lines of credit, initially totaling $300.0 million. At January 3, 2009, there was a total of $12.0 million outstanding under the New Credit Agreements. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, the New Credit Agreements are subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing the Company’s 8 7/8% Senior Notes due 2013 (“Senior Notes”) and the New Credit Agreements each contain a number of significant restrictions and other covenants, including financial covenants. In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

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

We maintain, among other plans, a defined benefit pension plan for certain U.S.-based employees, who completed service prior to 2002. The plan provides for specified payments after retirement. Under our direction, our U.S. pension plan invests in a variety of assets including marketable equity and debt securities, mutual funds and pooled investment accounts and limited partnerships. The value of these pension plan investments may fluctuate due to, among other things, changing economic conditions, interest rates and investment returns, and we cannot predict with certainty the value that any individual asset or investment will have in the future. Decreases in the value of U.S. pension plan investments can have a significant effect on our results of operations in the fourth quarter of each fiscal year because they increase our pension expense and our unfunded pension liability. Moreover, as a result of such decreases, we may be required to make larger cash contributions to the U.S. pension plan in the future, which could limit us from making investments in our business, reduce cash available to fund operations or service our indebtedness, or otherwise be detrimental to our results of operations and financial condition.

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

The restructuring activities that we engage in may not be successfully implemented and may have an adverse effect on our results of operations or financial condition.

The Company periodically implements restructuring initiatives in order to streamline its operations and increase its profitability. Restructuring initiatives may be expensive and time consuming and may not achieve desired goals. In addition certain restructuring initiatives (such as reductions in workforce and the relocation of facilities and functions from one location to another), if not successfully implemented, may have an adverse effect on our results of operations or financial condition.

We have a history of restated financial statements and insufficient disclosure controls and procedures and internal control over financial reporting, the recurrence of which could impair our ability to provide timely and reliable financial information in the future and have a negative effect on our business and stock price.

In Fiscal 2005, we identified material weaknesses in our internal control over financial reporting and, as a result of such material weaknesses, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective. We were also required to restate our Fiscal 2005 and quarter ended April 1, 2006 financial statements (including restatements required in connection with the identified material weaknesses). Although we have, in each case, taken actions that we believe have effectively remediated the material weaknesses identified, and our management has concluded that our internal control was effective as of January 3, 2009 and December 29, 2007, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal control over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal control and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016) and a second lease expiring February 2020. In addition to the Company’s executive offices, the Company leases offices in California and Connecticut pursuant to leases that expire between 2010 and 2015.

As of January 3, 2009, the Company owned or leased five primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased six international, warehousing and distribution facilities in Canada (one), Mexico (one), the Netherlands (one), Italy (one), Korea (one), and Argentina (one). Some of the Company’s warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities. The owned domestic facility is subject to liens in favor of the lenders under the New Credit Agreements. Ten of the Company’s facilities are leased with terms expiring between 2009 and 2015, except for certain leases which operate on a month-to-month basis. The Company sold its manufacturing, warehousing and distribution facilities in France in February 2008 as part of the sale of the Lejaby business. See Item 1. Acquisitions, Dispositions and Discontinued Operations—Dispositions and Discontinued Operations.

The Company leases sales offices in a number of major cities, including Atlanta, Los Angeles and New York in the U.S.; London, England; Madrid, Spain; Toronto, Canada; Paris, France; Duesseldorf, Germany; Shanghai, China; Hong Kong; Florence, Italy; Milan, Italy and Mexico City, Mexico. The sales office leases expire between 2009 and 2015 and are generally renewable at the Company’s option. As of January 3, 2009, the Company leased 903 retail store sites in the U.S., Canada, Mexico, Central and South America, Europe, Australia and Asia. Retail leases expire between 2009 and 2028 and are generally renewable at the Company’s option.

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

OP Litigation:  On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”). The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers (the “Sellers”) under certain circumstances. On November 6, 2006, the Company sold the OP business. The Sellers of OP have filed an action against the Company alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. The Company believes that the Sellers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it is adequately reserved for any potential settlements.

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

Beginning on May 15, 2008, the Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “WRC”. Previous to that date, the Company’s Common Stock was traded on the NASDAQ Global Select Market under the ticker symbol “WRNC” and had been traded on NASDAQ since February 5, 2003 following the Company’s emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the New York Stock Exchange or NASDAQ Composite Tape from January 1, 2007 through February 20, 2009:

	High	Low

2007
First Quarter	$29.03	$24.40
Second Quarter	$39.71	$26.90
Third Quarter	$41.78	$30.21
Fourth Quarter	$44.94	$32.56

2008
First Quarter	$44.74	$28.70
Second Quarter	$51.22	$40.50
Third Quarter	$53.89	$36.38
Fourth Quarter	$39.76	$12.22

2009
First Quarter (through February 20, 2009)	$24.67	$15.99

As of February 20, 2009, there were 17,643 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on February 20, 2009 was $21.22 per share. The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Repurchases of Shares

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of Common Stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made from time to time over a period of up to four years beginning from the date the program was approved. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time. During the fourth quarter of Fiscal 2008, under the 2007 Share Repurchase Program, the Company repurchased a total of 943,000 shares in the open market. No other shares were repurchased in Fiscal 2008 under the 2007 Share Repurchase Program. During Fiscal 2007, the Company purchased a total of 566,869 shares. At January 3, 2009, there were 1,490,131 shares remaining for repurchase under the 2007 Share Repurchase Program.

In addition, an aggregate of 5,254 shares included below as repurchased during the fourth quarter of Fiscal 2008 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.

Repurchased shares are held in treasury pending use for general corporate purposes.

The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter of 2008:

			Total Number	Number of Shares
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Repurchased
	of Shares	Price Paid	Part of Publicly	Under the
Period	Repurchased	per Share	Announced Plan	Announced Plans

October 5, 2008 – November 1, 2008	518	$26.66		2,433,131
November 2, 2008 – December 6, 2008	946,977	$16.87	943,000	1,490,131
December 7, 2008 – January 3, 2009	759	$17.57		1,490,131

Item 6.	Selected Financial Data.

The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2008, Fiscal 2007, Fiscal 2006, Fiscal 2005 and Fiscal 2004. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2008, which had 53 weeks.

For all periods presented, income from continuing operations excludes the results of the Company’s discontinued operations (i.e. Nautica, Michael Kors, Private Label, Lejaby, Anne Cole, Cole of California, Catalina, OP, JLO, Lejaby Rose, Axcelerate Activewear and its three Speedo retail outlet store businesses). These businesses have been accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of these business units are presented separately in the following table.

The information set forth in the following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in millions, except per share data)

Statement of operations data:
Net revenues	$2,065.0	$1,819.6	$1,611.2	$1,259.5	$1,183.4
Gross profit	922.0	749.7	629.2	428.7	389.7
Selling, general and administrative expenses	740.5	601.7	500.0	335.5	323.2
Amortization of intangible assets	9.6	13.2	12.3	4.0	2.8
Pension expense (income)	31.6	(8.8)	(2.4)	1.2	(6.2)
Operating income	140.3	143.7	119.2	88.0	69.8
Other (income) loss	1.9	(7.1)	(2.9)	0.7	(2.3)
Interest expense	29.5	37.7	38.5	22.4	22.3
Interest income	(3.1)	(3.8)	(2.9)	(3.6)	(1.9)
Income from continuing operations	50.2	86.9	66.5	43.2	30.3
Income (loss) from discontinued operations, net of taxes	(2.9)	(7.8)	(15.7)	6.3	12.3
Net income	47.3	79.1	50.8	49.5	42.5
Net income applicable to Common Stock	47.3	79.1	50.8	49.5	42.5
Dividends on Common Stock	—	—	—	—	—
Per share data:
Income from continuing operations
Basic	$1.11	$1.94	$1.45	$0.94	$0.67
Diluted	1.07	1.86	1.42	0.92	0.66
Income (loss) from discontinued operations, net of taxes
Basic	(0.07)	(0.18)	(0.34)	0.14	0.27
Diluted	(0.06)	(0.16)	(0.34)	0.13	0.27
Net income
Basic	1.04	1.76	1.11	1.08	0.94
Diluted	1.01	1.70	1.08	1.06	0.92
Dividends declared	—	—	—	—	—
Shares used in computing earnings per share
Basic	45,351,336	44,908,028	45,719,910	45,872,308	45,418,069
Diluted	46,779,107	46,618,307	46,882,399	46,804,053	46,178,535

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in millions, except per share data)

Other data:
Cash flows from operating activities	125.9	160.4	86.7	138.1	50.3
Cash flows from investing activities	(44.3)	(20.8)	(187.1)	(36.7)	(45.2)
Cash flows from financing activities	(120.7)	(121.7)	99.7	(0.1)	0.6
Depreciation and amortization	46.3	65.3	47.6	30.7	31.2
Capital expenditures	41.0	41.8	30.2	36.7	29.3
Ratio of earnings to fixed charges (a)	2.6	2.6	2.3	2.7	2.4

	January	December	December	December	January
	3, 2009	29, 2007	30, 2006	31, 2005	1, 2005
	(Dollars in millions, except per share data)

Balance sheet data:
Working capital	474.6	588.0	453.9	494.8	434.2
Total assets	1,496.1	1,606.5	1,681.0	1,220.1	1,153.9
8 7/8% Senior Notes due 2013	160.9	205.0	205.0	210.0	210.0
Long-term debt (b)	163.8	310.5	332.5	210.0	210.8
Stockholders’ equity	787.7	772.9	682.9	629.5	576.9

(a)	For the purposes of computing the ratio of earnings of fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed changes and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.

(b)	Does not include current maturities of long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s Common Stock. Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “-Statement Regarding Forward-Looking Disclosure” and Item 1A. Risk Factors.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in this Annual Report on Form 10-K. References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. “Core Intimates” refer to the Intimate Apparel Group’s Warner’s, Olga and Body Nancy Ganz /Bodyslimmers brand names. References to “Retail” within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession / “shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group.

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of January 3, 2009, the Company operated 902 Calvin Klein retail stores worldwide (consisting of 88 full price free-standing stores, 83 outlet free-standing stores, one on-line store and 730 shop-in-shop/concession stores) and one Speedo on-line store. As of January 3, 2009, there were also 586 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives:

–	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction.

–	Leverage the Company’s international platform. The Company’s international design, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. In Fiscal 2008 the Company derived over 54% of its net revenue from its foreign business. The Company believes that there are opportunities for significant continued growth in Europe, Asia and South America.

–	Grow the Company’s direct- to- consumer business. As noted above, as of January 3, 2009, the Company had (either directly or through licensees) 1,489 direct-to-consumer outlets throughout the world. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia.

The Company notes the following significant highlights with respect to Fiscal 2008:

•	Net revenues increased $245.4 million, or 13.5%, to $2.1 billion for Fiscal 2008 led primarily by the Company’s Calvin Klein businesses. International operations generated $1.1billion, or 54.4% of the Company’s net revenues compared with $892.4 million, or 49.0% of net revenues, in Fiscal 2007. In addition, approximately 21% of net revenues were from direct to consumer sales compared to 18% for Fiscal 2007. The increase in direct to consumer net revenues reflects the opening of over 300 Calvin Klein retail stores and a 13.1% increase in same store sales on a constant dollar basis. In addition, Fiscal 2008 benefited from an extra week of operating activity as Fiscal 2008 contained fifty-three weeks of operations while Fiscal 2007 contained fifty-two weeks of operations. Net revenues related to the extra week of operations were approximately $23.0 million.

•	Operating income decreased $3.4 million, or 2.3%, from $143.7 million for Fiscal 2007 to $140.3 million for Fiscal 2008. Operating income for Fiscal 2008 includes pension expense of $31.6 million and restructuring charges of $35.3 million, including a charge of $18.5 million (the “Collection License Company Charge”) recorded in the Sportswear segment related to the transfer of the Collection License Company (defined below) to Phillips-Van Heusen Corporation (“PVH”). Operating income for Fiscal 2007 includes pension income of $8.8 million and restructuring expenses of $32.4 million. Both net revenues and operating income for Fiscal 2008 were impacted by fluctuations in foreign currencies (see below).

•	On August 26, 2008, Warnaco and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, each entered into separate revolving credit agreements (the “New Credit Agreement” and the “New Canadian Credit Agreement”, respectively, and together the “New Credit Agreements”). The New Credit Agreements provide for revolving credit facilities under which up to a total of $300.0 million will be available initially and up to an additional $200.0 million may be requested. The New Credit Agreements mature on August 26, 2013. The obligations under the New Credit Agreement are guaranteed by Warnaco Group and certain of its U.S. subsidiaries. The obligations under the New Canadian Credit Agreement are guaranteed by Warnaco Group and certain of its Canadian subsidiaries. The guarantees are secured by first priority liens, for the benefit of the financial lending institutions and issuers of letters of credit, on substantially all of the tangible and intangible assets of the Warnaco Group and certain of its U.S. and/or Canadian subsidiaries. The Company used $90.0 million of the proceeds from the New Credit Agreements and $16.0 million of its cash and cash equivalents to repay in full the $106.0 million in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement (see Capital Resources and Liquidity, below). The Amended and Restated Credit Agreement and the Foreign Revolving Credit Facility (see Capital Resources and Liquidity, below) were terminated along with all related guarantees, mortgages, liens and security interests. In connection with the termination of the Amended and Restated Credit Agreement, the Company wrote off $2.1 million of deferred financing costs, which had been recorded as Other Assets on the Consolidated Balance Sheet. The Company recorded $4.2 million of deferred financing costs in connection with the New Credit Agreements, which will be amortized using the straight-line method through August 26, 2013.

•	On average, for Fiscal 2008 compared to Fiscal 2007, the U.S. dollar weakened relative to the functional currencies of countries where the Company conducts certain of its operations overseas (primarily the Euro and the Canadian Dollar) and strengthened relative to the Korean won. However, the annual trends for those periods reflect a U.S. dollar that was stronger in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Therefore, translating foreign currencies into the U.S. Dollar resulted in a $10.6 million increase in net revenues and a $6.0 million increase in operating income for Fiscal 2008 and a $41.6 million decrease in net revenues and a $1.8 million decrease in operating income for the fourth quarter of Fiscal 2008 (see Item 7A. Quantitative and Qualitative Disclosure About Market Risk—Foreign Exchange Risk, below).

•	In addition, certain of the Company’s foreign subsidiaries that purchase a portion of their inventory from suppliers denominated in U.S. dollars experienced increases of approximately $10 million in gross profit during Fiscal 2008 when compared to Fiscal 2007 as a result of fluctuations in foreign currency exchange rates. The Company also recorded losses of approximately $28.5 million (on the Selling, general and administrative line item) related to the effect that fluctuations in foreign currencies had on U.S dollar denominated liabilities in certain of the Company’s foreign subsidiaries.

•	Income from continuing operations for Fiscal 2008 was $1.07 per diluted share, a 42.5% decrease compared to the $1.86 per diluted share for Fiscal 2007. Included in income from continuing operations for Fiscal 2008 is a tax charge of approximately $14.6 million, or $0.31 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $31.1 million (net of income tax benefits of $4.2 million), or $0.66 per diluted share and pension expense of $19.0 million (net of income tax benefits of $12.6 million) or $0.41 per diluted share. Income from continuing operations for Fiscal 2007 includes restructuring charges of $32.4 million and pension income of $8.8 million.

•	On January 30, 2008, the Company entered into an agreement with PVH whereby, for total payments of approximately $42 million (net of expected adjustments for working capital), the Company transferred 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for Calvin Klein men’s and women’s Collection apparel and accessories worldwide to PVH and entered into certain new, and amended certain existing, Calvin Klein licenses. The new licenses acquired and amendments to existing licenses will allow the Company to further extend its Calvin Klein direct-to-consumer business in Europe, Asia and South America. The additional rights granted to the Company extend through 2046. During Fiscal 2008, the Company recorded intangible assets of $24.7 million related to the new licenses acquired and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million related to the transfer of the Collection License Company to PVH. See Note 2 of Notes to Consolidated Financial Statements.

•	On February 14, 2008, the Company entered into an agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (nominal value) (approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. Pursuant to the agreement, the Company continued to operate the Canadian portion of the Lejaby business through December 2008. In addition, the Company entered into a transition services agreement with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company provided certain transitional services to Palmers. During March 2008, the Company recorded a gain of $3.4 million (as part of income from discontinued operations, net of income taxes) related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend, to the U.S., the proceeds received in connection with the Lejaby sale, net of adjustments for working capital. The repatriation of the net proceeds from the Lejaby sale resulted in an income tax charge of approximately $14.6 million which was recorded as part of “Provision for income taxes” in the Company’s consolidated statement of operations.

•	Using the proceeds from the sale of the Lejaby business, the Company repurchased $44.1 million aggregate principal amount of the outstanding Senior Notes (defined below) for total consideration of $46.2 million. In connection with the purchase, the Company recognized a loss of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs.

•	The Company repurchased 943,000 shares of its common stock under the 2007 Share Repurchase Program at a cost of $15.9 million.

•	Following the economic downturn in the fourth quarter of 2008, as a result of the turmoil in world financial markets and the expected decline in the demand for the Company’s products, the Company reduced its workforce in the United States during the fourth quarter of 2008 by 44 employees at a cost of approximately $1.4 million in order to align its cost structure to match current economic conditions. A further reduction in force was implemented during the first quarter of 2009 (257 employees in both the Company’s domestic and foreign operations) at a cost of approximately $8.6 million.

•	In an effort to increase efficiencies related to financial reporting, the Company initiated a plan to upgrade and standardize certain of its financial reporting information systems on a global basis. The Company expects to complete the system upgrades during the first half of 2009.

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

Use of Estimates

The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis. The Company believes that the use of estimates affects the application of all of the Company’s significant accounting policies and procedures.

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

Cost of Goods Sold

Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) loss on seconds; (e) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (f) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in selling, general and administrative (“SG&A”) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of January 3, 2009 and December 29, 2007, the Company recorded $87.4 million and $86.7 million, respectively, of accounts receivable reserves.

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

Long-Lived Assets

Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the purchase method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates. Adjustments to the preliminary estimates of fair value are recorded as adjustments to goodwill.

Long-lived assets acquired in the ordinary course of the Company’s operations are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, which is determined based on discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Since the determination of future cash flows is an estimate of future performance, there may be future impairments to the carrying value of long-lived and intangible assets and impairment charges in future periods in the event that future cash flows do not meet expectations. In addition, depreciation and amortization expense is affected by the Company’s determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite-lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets

(“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.

Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 3, 2009, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s®/Olga®/Body Nancy Ganz®/Bodyslimmers® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and trademarks acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired.

Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements. The Company did not identify any impairments of goodwill or intangible assets for any period presented.

Income Taxes

Deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates. In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

On December 31, 2006, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Upon the adoption of the provisions of FIN 48, the Company changed its policy related to the accounting for income tax uncertainties. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $0.9 million to the December 31, 2006 retained earnings balance. See Note 6 of Notes to Consolidated Financial Statements.

Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who completed service prior to 2002 (the “Pension Plan”). The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poor’s Investors Services) which matches the projected benefit payments and duration of obligations for participants in the

Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension. Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 8.0% for Fiscal 2008 reasonably reflects current market conditions and the characteristics of the Pension Plan. An increase or decrease of 1% in the discount rate would result in an increase/decrease of approximately $13 million in pension expense (decrease/increase in pension income) for Fiscal 2008. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.0 million in pension expense (increase/decrease in pension income) for Fiscal 2008.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The Pension Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by each fund’s administrators to the Pension Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the Pension. Plan) (“Accelerated Method”) to account for its defined benefit pension plans. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.

Pursuant to the provisions of SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) the Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“SFAS 158”) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since the Company’s adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 resulted in an increase in the liability for other post retirement obligations of approximately $2.4 million with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee

Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as amended. The Company’s cash contribution to the Pension Plan for Fiscal 2008 was $8.1 million and is expected to be approximately $3.9 million in Fiscal 2009. See Note 7 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

The Company accounts for equity-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS 123(R)”). Under SFAS 123(R), the Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model uses assumptions which involve estimating future uncertain events. The Company is required to make significant judgments regarding these assumptions, the most significant of which are the stock price volatility, the expected life of the option award and the risk-free rate of return.

•	In determining the stock price volatility assumption used, the Company considers the historical volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own historical stock price volatility since its emergence from bankruptcy and other factors. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.

•	The Company based its Fiscal 2008, Fiscal 2007 and Fiscal 2006 estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in Staff Accounting Bulletin No. 110 (“SAB 110”). A shorter expected term would result in a lower compensation expense.

•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2008, Fiscal 2007 and Fiscal 2006 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.

Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis. The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

Advertising Costs

Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $118.8 million, $99.1 million and $89.6 million, respectively. Cooperative advertising expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006, were $24.6 million, $24.8 million and $17.1 million, respectively.

Acquisitions

See Note 2 of Notes to Consolidated Financial Statements.

Dispositions and Discontinued Operations

See Note 3 of Notes to Consolidated Financial Statements

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for Fiscal 2008, Fiscal 2007, and Fiscal 2006. The results of the Company’s discontinued operations are included in “Income (loss) from discontinued operations, net of taxes” for all periods presented.

		% of Net		% of Net		% of Net
	Fiscal 2008	Revenues	Fiscal 2007	Revenues	Fiscal 2006	Revenues
	(in thousands of dollars)

Net revenues	$2,065,023	100.0%	$1,819,579	100.0%	$1,611,201	100.0%
Cost of goods sold	1,142,977	55.3%	1,069,904	58.8%	982,017	60.9%

Gross profit	922,046	44.7%	749,675	41.2%	629,184	39.1%
Selling, general and administrative expenses	740,452	35.9%	601,656	33.1%	500,030	31.0%
Amortization of intangible assets	9,629	0.5%	13,167	0.7%	12,269	0.8%
Pension expense (income)	31,644	1.5%	(8,838)	–0.5%	(2,356)	–0.1%

Operating income	140,321	6.8%	143,690	7.9%	119,241	7.4%
Other (income) loss	1,926		(7,063)		(2,934)
Interest expense	29,519		37,718		38,527
Interest income	(3,120)		(3,766)		(2,903)

Income from continuing operations before provision for income taxes and minority interest	111,996		116,801		86,551
Provision for income taxes	60,469		29,892		20,074

Income from continuing operations before minority interest	51,527		86,909		66,477
Minority interest	1,347		—		—

Income from continuing operations	50,180		86,909		66,477
Income (loss) from discontinued operations, net of taxes	(2,926)		(7,802)		(15,727)

Net income	$47,254		$79,107		$50,750

Comparison of Fiscal 2008 to Fiscal 2007

Net Revenues

Net revenues by segment were as follows:

	Fiscal	Fiscal	Increase
	2008	2007	(Decrease)	% Change
	(in thousands of dollars)

Sportswear Group	$1,102,771	$939,147	$163,624	17.4%
Intimate Apparel Group	702,252	627,014	75,238	12.0%
Swimwear Group	260,000	253,418	6,582	2.6%

Net revenues (a)	$2,065,023	$1,819,579	$245,444	13.5%

(a)	Includes $1.50 billion and $1.24 billion related to the Company’s total Calvin Klein businesses for Fiscal 2008 and Fiscal 2007, respectively (an increase of approximately 21%).

Net revenues increased $245.4 million, or 13.5%, to $2.1 billion for Fiscal 2008 compared to $1.8 billion for Fiscal 2007. The increase reflects a $163.6 million increase in the Sportswear Group net revenues and a $75.2 million increase in Intimate Apparel net revenues, which relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in Europe, Asia and the U.S. The $6.6 million increase in Swimwear Group net revenues primarily reflects increases in Calvin Klein swimwear in Europe. The increases in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2008 relative to Fiscal 2007 were negatively impacted by the downturn in the worldwide economy, tightening of credit and erosion in consumer spending during the fourth quarter of 2008. During the fourth quarter of 2008 relative to the fourth quarter of 2007, net revenues declined from $245.7 million to $236.5 million and from $176.9 million to $163.3 million in the Sportswear and Intimate Apparel Groups, respectively, and increased from $43.8 million to $46.2 million in the Swimwear Group. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $41.6 million decrease in net revenues for the fourth quarter of 2008 and a $10.6 million increase in net revenues for Fiscal 2008. In addition, net revenues for Fiscal 2008 benefited by $23.0 million from an extra week of operations relative to Fiscal 2007.

The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2008 and Fiscal 2007:

	Fiscal	Fiscal
	2008	2007

United States – wholesale
Department stores and independent retailers	12%	15%
Specialty stores	8%	9%
Chain stores	8%	8%
Mass merchandisers	1%	2%
Membership clubs	7%	7%
Off price and other	8%	10%

Total United States – wholesale	44%	51%
International – wholesale	35%	31%
Retail / other	21%	18%

Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2008	2007	(Decrease)	% Change
	(in thousands of dollars)

Calvin Klein Jeans	$663,732	$544,505	$119,227	21.9%
Chaps	177,288	190,741	(13,453)	–7.1%
Mass sportswear licensing (a)	—	233	(233)	–100.0%

Sportswear wholesale	841,020	735,479	105,541	14.3%
Sportswear retail	261,751	203,668	58,083	28.5%

Sportswear Group (b), (c)	$1,102,771	$939,147	$163,624	17.4%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line which business ceased in January 2007.

(b)	Includes net revenues of $86.5 million and $53.6 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2008 and Fiscal 2007, respectively.

(c)	Includes approximately $49.8 million and $42.3 million for Fiscal 2008 and Fiscal 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

The $119.2 million increase in Calvin Klein jeans wholesale net revenues reflects increases of $39.8 million in Europe, $58.8 million in the Americas and $20.6 million in Asia. The increase in Europe primarily reflects volume growth in both the jeans and accessories businesses and the favorable effects of foreign currency translation. The increase in net revenues in the Americas reflects increases in Mexico, Central and South America of $31.6 million, increases in the U.S of $21.2 million and increases in Canada of $6.0 million. The increase in Mexico, Central and South America primarily reflects the consolidation of the results of the Company’s Brazilian operation following the acquisition, effective January 1, 2008, by the Company, of a controlling interest in a Brazilian entity which, prior to January 1, 2008, had been accounted for by the Company under the equity method of accounting. The increase in the U.S. reflects an increase in sales to department stores (primarily related to increases in the Plus size jeans business which launched in the Fall of 2007, the Petite size jeans business which launched in the fourth quarter of 2008 and the women’s jeans business, partially offset by a decline in the men’s jeans business) and increases in sales to off-price stores and membership clubs, partially offset by the unfavorable effects of increases in the level of customer allowances. The increase in Asia primarily relates to the Company’s expansion efforts in this region, particularly in China, including increased volume by franchisees, both in number of stores purchasing merchandise and volume of same store sales, partially offset by unfavorable effects of foreign currency fluctuations primarily related to Korea.

The $13.5 million decrease in Chaps net revenues reflects decreases in the U.S., Canada and Mexico of $5.7 million, $4.5 million and $3.3 million, respectively. The decrease in Chaps net revenues in the U.S primarily reflects decreases in sales to customers in the department store and off-price channels and decreases in sales to the military, partially offset by increases in the sales to customers in the chain store, membership club and specialty store distribution channels. Net revenues were also impacted by the favorable effect of a reduction in the level of customer allowances in the department store and chain store channels. The decline in Chaps net revenues in Canada was due to a decrease in sales to department stores and in Mexico reflected a decrease in sales to membership clubs coupled with an increase in customer allowances.

The $58.1 million increase in Sportswear retail net revenues primarily reflects a $35.5 million increase in Asia (primarily related to volume increases and new store openings in China and Korea, partially offset by the unfavorable effects of foreign currency translation) and a $20.8 million increase in Europe (primarily related to volume increases, the effect of new store openings and the favorable effect of foreign currency translation).

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2008	2007	(Decrease)	% Change
	(in thousands of dollars)

Calvin Klein Underwear	$399,853	$358,359	$41,494	11.6%
Core Intimates	156,074	154,180	1,894	1.2%

Intimate Apparel wholesale	555,927	512,539	43,388	8.5%
Calvin Klein Underwear retail	146,325	114,475	31,850	27.8%

Intimate Apparel Group	$702,252	$627,014	$75,238	12.0%

The $41.5 million increase in Calvin Klein Underwear wholesale net revenues reflects increases in Europe of $16.2 million, increases in Mexico, Central and South America of $7.5 million, increases in Asia of $9.8 million, increases in Canada of $5.1 million and increases in the U.S. of $2.9 million. The increase in Europe primarily relates to increases in sales of both men’s (including sales related to the Company’s Steel line which was launched in the third quarter of 2007) and women’s lines during Fiscal 2008 compared to Fiscal 2007 coupled with the positive impacts of foreign currency translation. The increase in the U.S of the Company’s Calvin Klein Underwear wholesale business primarily related to increases in sales to department stores and stores operated by the licensor of the Calvin Klein brand (sales were favorably impacted by the launch of the Seductive Comfort women’s line in the third quarter of 2008 and strong sales of the men’s Steel line), as well as increased sales to membership clubs and specialty stores, partially offset by decreases in sales to customers in the off-price channel of distribution. The increase in Asia is primarily related to volume increases in China and Korea, partially offset by unfavorable effects of foreign currency fluctuations primarily related to Korea.

The $1.9 million increase in Core Intimates net revenues reflects a $0.1 million decrease in the U.S., coupled with a $1.6 million increase in Canada, a $0.5 million increase in Mexico and a $0.1 million decrease in Asia. The increase in Canada is due to higher sales in the mass merchant channel, partially offset by decreased sales to department stores. The decrease in the U.S. is primarily related to a reduction in private label business with a particular brand and decreases in the off-price channel, offset by increased sales of the Company’s Warner’s product to JC Penney and Kohl’s, increases related to sales of the Olga line, increases in the membership clubs, and favorable effects of reductions in the level of customer returns and allowances. The Company launched its Warner’s brand in JC Penney in the second quarter of 2007. Increases in Warner’s and Olga reflect an increase in replenishment orders coupled with increases related to new product offerings.

The $31.9 million increase in Calvin Klein Underwear retail net revenues primarily reflects a $20.1 million increase in Europe and a $5.5 million increase in Asia, with the remainder comprised of increases of $4.1 million in Canada, $1.7 million in Mexico and $0.5 million in the U.S. The increase in net revenues in Europe from $85.1 million for Fiscal 2007 to $105.2 million for Fiscal 2008 primarily reflects volume increases at concession, outlet and full-price stores and the positive impact of foreign currency translation. The increase in net revenues in Asia from $19.8 million for Fiscal 2007 to $25.3 million for Fiscal 2008 primarily reflects increases related to continued growth in China and Hong Kong, including same store sales and increases in number of stores in Hong Kong.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2008	2007	(Decrease)	% Change
	(in thousands of dollars)

Speedo	$218,043	$219,372	$(1,329)	–0.6%
Designer	23,570	18,363	5,207	28.4%

Swimwear wholesale	241,613	237,735	3,878	1.6%
Swimwear retail (a)	18,387	15,683	2,704	17.2%

Swimwear Group	$260,000	$253,418	$6,582	2.6%

(a)	Includes $6.9 million and $5.0 million for Fiscal 2008 and Fiscal 2007, respectively, related to Calvin Klein retail swimwear.

The $1.3 million decrease in net revenues for Speedo wholesale is due primarily to a $1.8 million decrease in the U.S. and a $0.4 million decrease in Canada partially offset by a $0.9 million increase in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to mass merchandise, department store, chain store and off price channels of distribution, offset by increases in sales to specialty stores (due to strong and early orders for merchandise related to the Olympics, including the LZRacer swimsuit) and membership clubs. The increase in membership clubs was primarily due to the fact that merchandise that would usually have been shipped at the end of Fiscal 2007 was shipped during the first half of Fiscal 2008.

The $5.2 million increase in Calvin Klein swimwear wholesale net revenues primarily reflects a $7.1 million increase in Europe, a $0.5 million increase in Canada and a $0.2 million increase in Asia, partially offset by decreases in the U.S. and Mexico of $2.5 million and 0.1 million, respectively. The increase in Europe relates to growth in the Calvin Klein swim business which the Company believes is the result of design improvements made to the European collection combined with the positive effect of foreign currency translation. The decrease in the U.S. is due to a decrease in the department store, specialty store and off-price channels.

The $2.7 million increase in Swimwear retail net revenues primarily reflects a $1.8 million increase in Europe and a $0.9 million increase in the U.S. The increase in net revenues in Europe primarily reflects volume increases at concession and outlet stores (related to Calvin Klein swimwear) and the positive impact of foreign currency translation. The increase in net revenues in the U.S. primarily reflects volume increases at the online Speedo store.

Gross Profit

Gross profit was as follows:

	Fiscal	% of Segment	Fiscal	% of Segment
	2008	Net Revenues	2007	Net Revenues
	(in thousands of dollars)

Sportswear Group (a)	$480,012	43.5%	$397,075	42.3%
Intimate Apparel Group	347,773	49.5%	286,923	45.8%
Swimwear Group	94,261	36.3%	65,676	25.9%

Total gross profit	$922,046	44.7%	$749,674	41.2%

(a)	Sportswear Group gross profit includes approximately $34.9 million and $30.7 million for Fiscal 2008 and Fiscal 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Gross profit was $922.0 million, or 44.7% of net revenues, for Fiscal 2008 compared to $749.7 million, or 41.2% of net revenues, for Fiscal 2007. The $172.3 million increase in gross profit was due to increases in the Sportswear Group ($82.9 million), the Intimate Apparel Group ($60.8 million)

and the Swimwear Group ($28.6 million). Included in gross profit for Fiscal 2008 is $1.5 million and $0.3 million of restructuring expenses related to the Swimwear and Sportswear Groups, respectively, and included in gross profit for Fiscal 2007is $21.5 million of restructuring expenses related to the Swimwear Group, included in cost of goods sold for both 2008 and 2007 (see Note 4 of Notes to Consolidated Financial Statements). During the fourth quarter of 2008 relative to 2007, gross profit declined $12.5 million and $0.6 million in the Sportswear and Intimate Apparel Groups, respectively, and increased $16.1 million in the Swimwear Group. Included in gross profit for the fourth quarter of 2007 was $11.4 million of restructuring expense related to the Swimwear Group and for the fourth quarter of 2008 $0.3 million and $0.4 million of restructuring expense in the Sportswear and Swimwear Groups, respectively.

The increases in gross profit for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2008 relative to Fiscal 2007 were negatively impacted by the downturn in the worldwide economy, tightening of credit and erosion in consumer spending during the fourth quarter of 2008. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $21.6 million decrease in gross margin for the fourth quarter of 2008 and a $3.4 million increase in gross margin for Fiscal 2008. During Fiscal 2008, the Company recorded a $0.4 million gain in connection with its foreign exchange cash flow hedge of minimum royalty and advertising costs, which increased gross profit (see Note 17 to Notes to Consolidated Financial Statements). In addition, gross profit for Fiscal 2008 benefited by an extra week of operations when compared to Fiscal 2007.

Sportswear Group gross profit increased $82.9 million and gross margin increased 120 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in gross profit primarily reflects a $51.7 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), a $27.4 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $3.6 million increase in Chaps (due primarily to a decrease in customer allowances, production and freight costs, and a decrease in inventory markdowns).

Intimate Apparel Group gross profit increased $60.8 million and gross margin increased 380 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in Intimate Apparel gross profit is reflective of the increase in net revenues (discussed above), the favorable impact of foreign currency translation and consists of a $35.3 million increase in Calvin Klein Underwear wholesale, a $21.7 million increase in Calvin Klein Underwear retail and a $3.8 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe, Asia and the U.S., and in Core Intimates in the U.S., and lower sourcing and production costs.

Swimwear Group gross profit increased $28.6 million and gross margin increased 1,030 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in gross profit primarily reflects an increase in net revenues (discussed above) coupled with a decrease in production costs, a decrease in restructuring expenses, primarily associated with the disposal, in 2007, of manufacturing facilities in Mexico and office and warehouse relocation costs in the U.S. in 2008 (see Note 5 of Notes to Consolidated Condensed Financial Statements) and lower levels of excess inventory.

Selling, General and Administrative Expenses

Selling, general & administrative (“SG&A”) expenses increased $138.8 million to $740.5 million (35.9% of net revenues) for Fiscal 2008 compared to $601.7 million (33.1% of net revenues) for Fiscal 2007. The increase in SG&A reflects a $22.6 million increase in restructuring expenses (primarily related to the Collection License Company Charge of $18.5 million, discussed previously, and legal and other costs, partially offset by a decrease in the Swimwear segment), a $19.8 million increase in marketing expenses (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S. related to the Olympics), a $56.5 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a net decrease in the Swimwear segment due to warehouse efficiency following restructuring activities), and a $39.9 million increase in administrative expenses. The increase in administrative expenses primarily relates to a net increase of $30.2 million associated with the foreign currency exchange losses related to U.S. dollar denominated liabilities in certain of the Company’s foreign operations, as well as increased expenses related to the expansion of operations in Europe and Asia. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $19.7 million decrease in SG&A expenses for the fourth quarter of 2008 and a $2.6 million decrease in SG&A expenses for Fiscal 2008.

Amortization of Intangible Assets

Amortization of intangible assets was $9.6 million for Fiscal 2008 compared to $13.2 million for Fiscal 2007. The decrease relates to the reduction of intangible assets as of December 29, 2007 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.

Pension Income / Expense

Pension expense was $31.6 million in Fiscal 2008 compared to pension income of $8.8 million in Fiscal 2007. The $40.4 million net increase in pension expense was due primarily to losses in the fair value of plan assets, partially offset by net actuarial gains associated with plan liabilities, primarily due to the increase in the discount rate from 6.75% in Fiscal 2007 to 8.0% in Fiscal 2008. See Note 7 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal	Fiscal
	2008 (a)	2007 (a)
	(in thousands of dollars)

Sportswear Group	$88,656	$97,946
Intimate Apparel Group	126,133	108,343
Swimwear Group	11,478	(24,499)
Unallocated corporate expenses (b)	(85,946)	(38,100)

Operating income	$140,321	$143,690

Operating income as a percentage of net revenue	6.8%	7.9%

(a)	Includes approximately $27.8 million, $1.3 million, $3.9 million and $2.3 million of restructuring expenses for Fiscal 2008 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, and approximately $0.1 million, $2.1 million, $29.8 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.

(b)	Includes approximately $31.4 million of pension expense and approximately $9.0 million of pension income for Fiscal 2008 and Fiscal 2007, respectively.

Operating income was $140.3 million (6.8% of net revenues) for Fiscal 2008 compared to $143.7 million (7.9% of net revenues) for Fiscal 2007. Included in operating income for Fiscal 2008 are pension expense of $31.6 million, foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $28.5 million and restructuring charges of $35.3 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Included in operating income for Fiscal 2007 are pension income of $8.8 million, foreign currency exchange gains associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $1.7 million and restructuring charges of $32.3 million.

The increases in operating income for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2008 relative to Fiscal 2007 were negatively impacted by the downturn in the worldwide economy, tightening of credit and erosion in consumer spending during the fourth quarter of 2008. During the fourth quarter of 2008 relative to 2007, operating income declined from $16.2 million to $3.8 million and from $29.5 million to $27.6 million in the Sportswear and Intimate Apparel Groups, respectively, and increased from a loss of $16.0 million to a loss of $0.8 million in the Swimwear Group. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $1.8 million decrease in operating income for the fourth quarter of 2008 and a $6.0 million increase in operating income for Fiscal 2008. In addition, operating income was favorably impacted by the additional week of operations.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal	% of Brand	Fiscal	% of Brand
	2008 (c)	Net Revenues	2007 (c)	Net Revenues
	(in thousands of dollars)

Calvin Klein Jeans	$61,820	9.3%	$70,559	13.0%
Chaps	17,426	9.8%	10,920	5.7%
Mass sportswear licensing	—	0.0%	(268)	–115.0%

Sportswear wholesale	79,246	9.4%	81,211	11.0%
Sportswear retail	9,410	3.6%	16,735	8.2%

Sportswear Group (a) (b)	$88,656	8.0%	$97,946	10.4%

(a)	Includes the Collection License Company Charge of $18.5 million for Fiscal 2008 related to the transfer of the Collection License Company to PVH.

(b)	Includes approximately $1.5 million and $4.1 million for Fiscal 2008 and 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2008	2007

Calvin Klein Jeans	$12,990	$12,866
Chaps	8,465	9,037
Mass sportswear licensing	—	—

Sportswear wholesale	21,455	21,903
Sportswear retail	369	425

Sportswear Group	$21,824	$22,328

Sportswear Group operating income decreased $9.3 million, or 9.5%, primarily reflecting decreases of $8.7 million and $7.3 million in the Calvin Klein Jeans wholesale and Calvin Klein Jeans retail businesses, respectively, partially offset by a $6.5 million increase in the Chaps business. The decrease in Sportswear operating income primarily reflects an $82.9 million increase in gross profit, more than offset by a $92.2 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 4.0% including a net increase of $17.0 million related to foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations and a $27.7 million increase in restructuring charges, primarily related to the Collection License Company Charge of $18.5 million (see Note 3 of Notes to Consolidated Condensed Financial Statements) and contract termination, employee severance, legal and other costs.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

		% of Brand		% of Brand
	Fiscal	Net		Net
	2008 (a)	Revenues	Fiscal 2007 (a)	Revenues
	(in thousands of dollars)

Calvin Klein Underwear	$81,111	20.3%	$71,124	19.8%
Core Intimates	14,142	9.1%	8,730	5.7%

Intimate Apparel wholesale	95,253	17.1%	79,854	15.6%
Calvin Klein Underwear retail	30,880	21.1%	28,489	24.9%

Intimate Apparel Group	$126,133	18.0%	$108,343	17.3%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2008	2007

Calvin Klein Underwear	$10,628	$10,293
Core Intimates	7,100	6,867

Intimate Apparel wholesale	17,728	17,160
Calvin Klein Underwear retail	—	—

Intimate Apparel Group	$17,728	$17,160

Intimate Apparel Group operating income for Fiscal 2008 increased $17.8 million, or 16.4%, over the prior year reflecting a $10.0 million increase in Calvin Klein Underwear wholesale, a $2.4 million increase in Calvin Klein Underwear retail and a $5.4 million increase in Core Intimates. The 70 basis point improvement in operating income as a percentage of net revenues primarily reflects a 380 basis point increase in gross margin, partially offset by the effects of a 310 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses (including a net increase in foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $7.0 million) and the unfavorable impact of foreign currency translation.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

		% of Brand		% of Brand
	Fiscal	Net		Net
	2008 (a)	Revenues	Fiscal 2007 (a)	Revenues
	(in thousands of dollars)

Speedo	$5,625	2.6%	$(26,766)	–12.2%
Designer	1,196	5.1%	(3,079)	–16.8%

Swimwear wholesale	6,821	2.8%	(29,845)	–12.6%
Swimwear retail	4,657	25.3%	5,346	34.1%

Swimwear Group	$11,478	4.4%	$(24,499)	–9.7%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2008	2007

Speedo	$14,842	$18,725
Designer	455	611

Swimwear wholesale	15,297	19,336
Swimwear retail	—	—

Swimwear Group	$15,297	$19,336

Swimwear Group operating income for Fiscal 2008 increased $36.0 million, or 146.8%, reflecting a $32.4 million increase in Speedo wholesale, a $4.3 million increase in Calvin Klein wholesale, partially offset by a decline of $0.7 million in Swimwear retail. Operating income for Fiscal 2008 includes restructuring expenses of $3.9 million primarily related to the relocation of the Company’s offices in California and the rationalization of the Swimwear Group warehouse and distribution function, and additional costs associated with the disposal, in 2007, of manufacturing facilities in Mexico. The 1,410 basis point improvement in operating income as a percentage of net revenues primarily reflects a 1,030 basis point increase in gross margin (including a reduction in restructuring costs from $29.8 million in Fiscal 2007 to $3.9 million in Fiscal 2008), offset by the effects of a 380 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to a decline in distribution, selling and restructuring costs in the Speedo wholesale and Calvin Klein wholesale businesses, partially offset by increases in marketing, selling and distribution expenses in the Calvin Klein retail business. The Company continues to implement initiatives to improve the productivity and profitability of its Swimwear segment.

Other (Income) Loss

Loss of $1.9 million for Fiscal 2008 primarily reflects net gains of $1.5 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $2.2 million gain related to foreign currency exchange contracts designed to fix the number of Euros required to satisfy 50% of inventory purchases made and 100% of the minimum royalty and advertising costs paid by certain of the Company’s European subsidiaries, a loss of $2.2 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below), and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million. Income of $7.1 million for Fiscal 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense

Interest expense decreased $8.2 million to $29.5 million for Fiscal 2008 from $37.7 million for Fiscal 2007. The decrease primarily relates to a decline in interest associated with the Term B Note (which was repaid from the proceeds of the borrowing under the New Credit Agreement in August 2008) and the Senior Notes in the U.S., which were partially repaid. See Capital Resources and Liquidity—Financing Arrangements, below.

Interest Income

Interest income decreased $0.7 million to $3.1 million for Fiscal 2008 from $3.8 million for Fiscal 2007, reflecting changes in interest rates and the amount of outstanding cash balances during both periods.

Income Taxes

The provision for income taxes was $60.5 million, or an effective tax rate of 54.0% for Fiscal 2008, compared to $29.9 million, or an effective tax rate of 25.6% for Fiscal 2007. The higher effective tax rate for Fiscal 2008 compared to Fiscal 2007 primarily reflects; (i) a charge of approximately $14.6 million related to the repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4); (ii) certain nondeductible restructuring expenses associated with the transfer of the Collection License Company to PVH, which provided no tax benefits to the Company and (iii) a shift in the mix of earnings between higher and lower taxing jurisdictions. See Note 7 of Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

Loss from discontinued operations, net of taxes, was $2.9 million and $7.8 million for Fiscal 2008 and Fiscal 2007, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenues

Net revenues by segment were as follows:

	Fiscal	Fiscal	Increase
	2007	2006	(Decrease)	% Change
	(in thousands of dollars)

Sportswear Group	$939,147	$791,634	$147,513	18.6%
Intimate Apparel Group	627,014	545,151	81,863	15.0%
Swimwear Group	253,418	274,416	(20,998)	−7.7%

Net revenues (a)	$1,819,579	$1,611,201	$208,378	12.9%

(a)	Includes $1.24 billion and $1.0 billion related to the Company’s total Calvin Klein businesses for Fiscal 2007 and Fiscal 2006, respectively (an increase of approximately 24%).

Net revenues increased $208.4 million, or 12.9%, to $1.8 billion for Fiscal 2007 compared to $1.6 billion for Fiscal 2006. This increase reflects a $147.5 million increase in the Sportswear Group (due primarily to expansion of Calvin Klein Jeans in Europe) and an $81.9 million increase in the Intimate Apparel Group (due primarily to expansion of Calvin Klein Underwear in Europe). Offsetting these increases was a decline in the Swimwear Group’s net revenues of $21.0 million (due primarily to a decline in sales to membership clubs). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $52.1 million increase in net revenues for Fiscal 2007 compared to Fiscal 2006.

The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2007 and Fiscal 2006:

	Fiscal 2007	Fiscal 2006

United States – wholesale
Department stores and independent retailers	15%	16%
Specialty stores	9%	10%
Chain stores	8%	8%
Mass merchandisers	2%	2%
Membership clubs	7%	10%
Off price and other	10%	11%

Total United States – wholesale	51%	57%
International – wholesale	31%	28%
Retail / other	18%	15%

Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2007	2006	(Decrease)	% Change
	(in thousands of dollars)

Calvin Klein Jeans	$544,505	$442,290	$102,215	23.1%
Chaps	190,741	196,269	(5,528)	–2.8%
Mass sportswear licensing (a)	233	4,456	(4,223)	−94.8%

Sportswear wholesale	735,479	643,015	92,464	14.4%
Sportswear retail	203,668	148,619	55,049	37.0%

Sportswear Group (b), (c)	$939,147	$791,634	$147,513	18.6%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line which business ceased in January 2007.

(b)	Includes net revenues of $53.6 million and $31.2 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2007 and Fiscal 2006, respectively.

(c)	Includes approximately $42.0 million and $29.0 million for Fiscal 2007 and Fiscal 2006, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Calvin Klein Jeans wholesale net revenues increased $102.2 million for Fiscal 2007 compared to Fiscal 2006. Wholesale net revenues related to the CKJEA Business, which was acquired on January 31, 2006, were $253.7 million (inclusive of $19.6 million related to January 2007) for Fiscal 2007 compared to $166.4 million for Fiscal 2006. The $87.3 million increase in CKJEA wholesale business net revenues primarily reflects an additional month of operations, the Company’s expansion initiatives in Europe and Asia and the positive effect of foreign currency translation. The remaining $14.9 million increase in wholesale net revenues reflects a $9.5 million increase in the U.S., a $4.1 million increase in Canada and a $1.5 million increase in Mexico, partially offset by a $0.2 million decrease in Europe. The increase in wholesale net revenues in the U.S. reflects an increase in sales to department stores (due mainly to strong performance in women’s programs), partially offset by a decrease in sales to membership clubs and off-price stores.

Chaps net revenues decreased $5.5 million reflecting a decrease of $3.1 million in the U.S., a $1.6 million decrease in Mexico and a $0.8 million decrease in Canada. The decrease in the

U.S. reflects a decrease in net sales to department stores (primarily reflecting the planned reduction of inventory at retail as a result of the increased turn requirements for Chaps in this channel), a decrease in off-price stores (due to the down-sizing of the denim line in this channel) and a decrease in specialty stores (due mainly to a reduction in sales to military customers), partially offset by an increase in net sales to chain stores (due primarily to sales to Kohl’s Corporation). The decrease in Mexico represents a decrease in sales to the membership clubs due to lower than expected sell through at retail.

Sportswear retail increased $55.0 million for Fiscal 2007 compared to Fiscal 2006 primarily related to an additional month of operations in the CKJEA Business (which was acquired on January 31, 2006), increases related to both new and same store sales in the CKJEA Business and the positive effect of foreign currency translation.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2007	2006	(Decrease)	% Change
	(in thousands of dollars)

Calvin Klein Underwear	$358,359	$307,090	$51,269	16.7%
Core Intimates	154,180	151,390	2,790	1.8%

Intimate Apparel wholesale	512,539	458,480	54,059	11.8%
Calvin Klein Underwear retail	114,475	86,671	27,804	32.1%

Intimate Apparel Group	$627,014	$545,151	$81,863	15.0%

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

The $2.8 million increase in Core Intimates net revenues reflects a $1.7 million increase in Canada, a $0.5 million increase in Mexico, a $0.3 million increase in the U.S. and a $0.3 million increase in Asia. The increase in Mexico was due primarily to an increase in sales to department stores. The increase in net revenues in the U.S. reflects a $3.2 million increase in sales to the off-price channel of distribution (due primarily to a $2.1 million sale of Speedo sports bras to this channel) and a $1.1 million increase in sales to specialty stores (due primarily to a $1.7 million increase in the Company’s private label business associated with this channel of distribution), partially offset by a $3.0 million decrease in sales to membership clubs (due, in part, to the Warner’s program not renewed at Costco) and a net $1.0 million decrease in sales to all other channels of distribution.

The $27.8 million increase in Calvin Klein Underwear retail net revenues reflects a $20.0 million increase in Europe, a $3.2 million increase in Asia, a $3.2 million increase in the U.S., a $1.1 million increase in Canada and a $0.3 million increase in Mexico. The increases in Europe and Asia reflect increases in both new and same store sales and the positive effect of foreign currency translation. The increase in the U.S. primarily reflects an increase in sales attributable to the New York retail store (which store was acquired by the Company in Fiscal 2007) and increases related to the Company’s Calvin Klein Underwear Internet retail website, “CKU.com.”

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal	Fiscal	Increase
	2007	2006	(Decrease)	% Change
	(in thousands of dollars)

Speedo	$219,372	$249,114	$(29,742)	–11.9%
Designer	18,363	14,467	3,896	26.9%

Swimwear wholesale	237,735	263,581	(25,846)	–9.8%
Swimwear retail	15,683	10,835	4,848	44.7%

Swimwear Group	$253,418	$274,416	$(20,998)	–7.7%

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

The $3.9 million increase in Designer swimwear net revenues reflects a $1.4 million decrease in the U.S., partially offset by a $5.0 million increase in Europe and a $0.3 million net increase across all other foreign countries. The decrease in the U.S. reflects a $0.8 million decrease in sales to customers in the off-price channel of distribution and a net $0.6 million decrease in all other channels of distribution. The increase in Europe reflects the positive reception of current year Calvin Klein swimwear collections and the positive effect of currency translation.

Gross Profit

Gross profit was as follows:

	Fiscal	% of Segment		% of Segment
	2007	Net Revenues	Fiscal 2006	Net Revenues
	(in thousands of dollars)

Sportswear Group	$397,075	42.3%	$294,012	37.1%
Intimate Apparel Group	286,923	45.8%	230,198	42.2%
Swimwear Group	65,676	25.9%	104,975	38.3%

Total gross profit	$749,674	41.2%	$629,185	39.1%

Gross profit was $749.7 million, or 41.2% of net revenues, for Fiscal 2007 compared to $629.2 million, or 39.1% of net revenues, for Fiscal 2006. The $120.5 million increase in gross profit and the 220 basis point increase in gross margin were due to increases in the Sportswear Group and the Intimate Apparel Group, partially offset by a decrease in the Swimwear Group. Included in gross profit for Fiscal 2007 is $21.5 million of restructuring expenses related to the Swimwear Group included in cost of goods sold (see Note 4 of Notes to Consolidated Financial Statements). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $27.9 million increase in gross profit for Fiscal 2007 compared to Fiscal 2006.

Sportswear Group gross profit increased $103.1 million and gross margin increased 510 basis points for Fiscal 2007 compared to Fiscal 2006. The increase in gross profit reflects an increase of $57.8 million in Calvin Klein Jeans wholesale (including a $47.7 million increase in the CKJEA Business), a $38.6 million increase in Sportswear retail (primarily due to the CKJEA Business) and a $7.0 million increase in Chaps, partially offset by a $0.3 million decrease in Mass sportswear licensing. The majority of the increase in gross margin was due to increase in wholesale Calvin Klein Jeans and Chaps businesses. The increase in Calvin Klein Jeans wholesale gross margin primarily reflects a favorable change in product mix and the increase in Chaps gross margin was due primarily to a decrease in the level of customer allowances.

Intimate Apparel Group gross profit increased $56.7 million and gross margin increased 350 basis points for Fiscal 2007 compared to Fiscal 2006. The increase in gross profit reflects a $32.7 million increase in Calvin Klein Underwear wholesale (due primarily to increased net revenues, as discussed above), a $22.2 million increase in Calvin Klein Underwear retail (due primarily to increased net revenues, discussed above) and a $1.8 increase in Core Intimates (due primarily to increased net revenues, discussed above). The increase in gross margin reflects a 390 basis point increase in Calvin Klein Underwear retail (due primarily to savings experienced as a result of the Company’s sourcing initiatives), a 310 basis point increase in Calvin Klein Underwear wholesale (due primarily to lower customer allowances in the U.S. combined with a more favorable sales mix in Europe) and a 70 basis point increase in Core Intimates (due to more favorable inventory markdowns and customer allowances).

Swimwear Group gross profit declined $39.3 million and gross margin decreased 1,230 basis points for Fiscal 2007 compared to Fiscal 2006. Swimwear Group gross profit for Fiscal 2007 included restructuring expenses of approximately $21.5 million (see Note 4 of Notes to Consolidated Financial Statements). The decline in gross margin primarily reflects the negative effect of the restructuring charges combined with a $11.6 million increase in inventory markdown expenses. The inventory markdowns were required in order to sell or dispose of excess inventory.

Selling, General and Administrative Expenses

SG&A expenses increased $101.7 million to $601.7 million (33.1% of net revenues) for Fiscal 2007 compared to $500.0 million (31.0% of net revenues) for Fiscal 2006, reflecting an increase of approximately $86.4 million in Europe and Asia primarily related to the expansion of the Company’s Calvin Klein business in these regions (inclusive of $12.8 million related to the CKJEA business in the month of January 2007), an increase in restructuring charges in the United States and Canada of approximately $8.8 million related primarily to the Company’s initiatives to increase profitability in the Swimwear group and increases across operating units in the U.S., Canada and Mexico. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $19.2 million unfavorable effect on SG&A expenses for Fiscal 2007 compared to Fiscal 2006.

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

Operating Income

The following table presents operating income by group:

	Fiscal	Fiscal
	2007 (a)	2006 (b)
	(in thousands of dollars)

Sportswear Group	$97,946	$58,421
Intimate Apparel Group	108,343	78,273
Swimwear Group	(24,499)	20,292
Unallocated corporate expenses	(38,100)	(37,745)

Operating income	$143,690	$119,241

Operating income as a percentage of net revenue	7.9%	7.4%

(a)	Includes approximately $0.1 million, $2.1 million, $29.8 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and unallocated corporate expenses, respectively.

(b)	Includes approximately $0.4 million of restructuring expenses for Fiscal 2006 in unallocated corporate expenses.

Operating income was $143.7 million (7.9% of net revenues) for Fiscal 2007 compared to $119.2 million (7.4% of net revenues) for Fiscal 2006. Operating income related to the CKJEA Business (acquired on January 31, 2006 and included in the Sportswear Group) was $41.1 million and $22.0 million for Fiscal 2007 and Fiscal 2006, respectively. In addition to the increase related to the CKJEA Business, operating income for the Sportswear Group (excluding the CKJEA Business) increased $20.4 million (led by Chaps with a $10.8 million increase) and the Intimate Apparel Group increased $30.1 million (led by Calvin Klein Underwear wholesale with a $19.8 million increase). Partially offsetting these increases was a $44.8 million decrease in operating income of the Swimwear Group (including approximately $29.8 million of restructuring expenses in Fiscal 2007). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in an $8.6 million increase in operating income for Fiscal 2007 compared to Fiscal 2006.

Sportswear Group

Sportswear Group operating income was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2007(b)	Revenues	2006 (b)	Revenues
	(in thousands of dollars)

Calvin Klein Jeans	$70,559	13.0%	$47,029	10.6%
Chaps	10,920	5.7%	89	0.0%
Mass sportswear licensing (a)	(268)	–115.0%	(190)	–4.3%

Sportswear wholesale	81,211	11.0%	46,928	7.3%
Sportswear retail	16,735	8.2%	11,493	7.7%

Sportswear Group	$97,946	10.4%	$58,421	7.4%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line, which business ceased in January 2007.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2007	2006

Calvin Klein Jeans	$12,866	$12,461
Chaps	9,037	10,873
Mass sportswear licensing	—	241

Sportswear wholesale	21,903	23,575
Sportswear retail	425	—

Sportswear Group	$22,328	$23,575

Sportswear Group operating income increased $39.5 million, or 67.7%. Operating income for Fiscal 2007 includes $41.1 million compared to $22.0 million for Fiscal 2006 related to the CKJEA Business, which was acquired on January 31, 2006. Excluding the CKJEA Business, the Sportswear Group’s operating income increased $20.4 million, or 56.0%, reflecting a $9.5 million increase in Calvin Klein Jeans wholesale, a $10.8 million increase in Chaps and a $0.1 million increase in Sportswear retail. The increase in Calvin Klein Jeans wholesale without the CKJEA Business reflects a $10.1 million increase in gross profit, partially offset by a $0.6 million increase SG&A expenses. The increase in Chaps reflects a $7.0 million increase in gross profit (discussed above) combined with a $3.8 million decrease in SG&A expenses (due primarily to a reduction in selling, marketing and distribution expenses associated with the decrease in sales volume described in the net revenues discussion above).

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

		% of		% of
		Brand Net		Brand Net
	Fiscal 2007 (a)	Revenues	Fiscal 2006 (a)	Revenues
	(in thousands of dollars)

Calvin Klein Underwear	$71,124	19.8%	$51,358	16.7%
Core Intimates	8,730	5.7%	6,958	4.6%

Intimate Apparel wholesale	79,854	15.6%	58,316	12.7%
Calvin Klein Underwear retail	28,489	24.9%	19,957	23.0%

Intimate Apparel Group	$108,343	17.3%	$78,273	14.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2007	2006

Calvin Klein Underwear	$10,293	$8,207
Core Intimates	6,867	6,725

Intimate Apparel wholesale	17,160	14,932
Calvin Klein Underwear retail	—	—

Intimate Apparel Group	$17,160	$14,932

Intimate Apparel Group operating income increased $30.1 million, or 38.4%, over the prior year reflecting increases in Calvin Klein Underwear wholesale, Core Intimates and Calvin Klein Underwear retail. The $19.8 million increase in Calvin Klein Underwear wholesale operating income reflects a $32.7 million increase in gross profit (as described above), partially offset by a $12.9 million increase in SG&A expenses. The increase in SG&A expenses for Calvin Klein Underwear wholesale was due primarily to an increase in marketing expenditures (due primarily to the launch of the new Calvin Klein Steel line) combined with an increase in administrative expenses (mainly in foreign operations due to the negative effect of foreign currency translation). The $1.8 million increase in Core Intimates operating income reflects a $1.8 million increase in gross profit (discussed above). The $8.5 million increase in Calvin Klein Underwear retail operating income reflects a $22.2 million increase in gross profit (discussed above), partially offset by a $13.7 million increase in SG&A expenses.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2007 (a)	Revenues	2006 (a)	Revenues
	(in thousands of dollars)

Speedo	$(26,766)	–12.2%	$21,638	8.7%
Designer	(3,079)	–16.8%	(5,654)	–39.1%

Swimwear wholesale	(29,845)	–12.6%	15,984	6.1%
Swimwear retail	5,346	34.1%	4,308	39.8%

Swimwear Group	$(24,499)	–9.7%	$20,292	7.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal	Fiscal
	2007	2006

Speedo	$18,725	$13,602
Designer	611	54

Swimwear wholesale	19,336	13,656
Swimwear retail	—	5

Swimwear Group	$19,336	$13,661

Swimwear Group operating income decreased $44.8 million, or 220.7%, reflecting a $48.4 million decrease in Speedo wholesale and a $2.6 million increase in Designer wholesale, partially offset by a $1.0 million increase in Swimwear retail. Operating loss for Fiscal 2007 includes restructuring expenses of $29.8 million related to management initiatives undertaken to improve the profitability of the Swimwear Group. See Note 4 of Notes to Consolidated Financial Statements. The decrease in Speedo operating income reflects a $45.0 million decrease in gross profit combined with a $3.4 million increase in SG&A expenses (including $8.4 million of restructuring expenses). The increase in operating income in Designer reflects a $2.9 million increase in gross profit, partially offset by a $1.3 million increase in SG&A expenses and a $1.0 million decrease in amortization expense related to intangible assets. The increase in Swimwear retail reflects a $2.8 million increase in gross profit, partially offset by a $1.8 million increase in SG&A expenses.

Other (Income) Loss

Other income of $7.1 million for Fiscal 2007 primarily reflects net gains on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Other income of $2.9 million for Fiscal 2006 primarily reflects a gain of $5.1 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a net loss of $1.6 million on foreign exchange related to the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.5 million loss on the repurchase of $5.0 million nominal amount of the Company’s Senior Notes (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements — Senior Notes).

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

Income Taxes

The provision for income taxes was $29.9 million, or an effective tax rate of 25.6% in Fiscal 2007, compared to $20.1 million, or an effective tax rate of 23.2% in Fiscal 2006. The incremental 2.4% is the result of an increase in the U.S. tax expense associated with tax reserves established for uncertain tax positions in the U.S. not recognized in the financial statements as required under FIN 48 — Accounting for Uncertainty in Income Taxes. The increase in the tax expense was offset by increased tax benefits from a favorable Netherlands tax ruling and a recognized tax benefit in the fourth quarter of 2007 from the release of a domestic valuation allowance.

Discontinued Operations

Loss from discontinued operations net of taxes, was $7.8 million and $15.7 million for Fiscal 2007 and Fiscal 2006, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company’s New Credit Agreements) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the New Credit Agreements) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004. The Company was in compliance with the financial covenants of the Senior Notes as of January 3, 2009 and December 29, 2007.

On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. In connection with the purchase, the Company wrote-off a loss of approximately $0.5 million related to the premium paid to repurchase the debt, which included the write-down of a proportionate share of unamortized deferred financing costs of approximately $0.3 million. The loss on extinguishment of debt is included in the Other loss (income) line item in the Company’s 2006 consolidated statements of operations. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market. In connection with the purchase, the Company recognized a loss, in the Other loss (income) line item in the Company’s consolidated statement of operations, of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs. The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of January 3, 2009 and $205.0 million as of December 29, 2007.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (“LIBOR”) plus 4.11% (6.43% at January 3, 2009). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second interest rate swap agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (6.63% at January 3, 2009). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 7.77% and 8.93% as of January 3, 2009 and December 29, 2007, respectively.

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

	January 3,	December 29,
	2009	2007
	(in thousands of dollars)

Unrealized gain (loss):
2003 Swap Agreement	$1,972	$128
2004 Swap Agreement	932	(148)

Net unrealized gain (loss)	$2,904	$(20)

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

The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note. In addition, the New Credit Agreements will be used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.

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

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at January 3, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (3.16% at January 3, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (4.25% at January 3, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (3.10% at January 3, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

The New Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The New Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the New Credit Agreements) is less than a threshold amount (as specified in the New Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the New Credit Agreements) must be at least 1.1 to 1.0.

The covenants under the New Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the New Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the New Credit Agreements) for the last four quarters was at least 1.1 to 1.0 and certain other requirements are met.

The New Credit Agreement contains events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the Lenders and Issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of January 3, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.

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

On August 26, 2008, the Company used $90.0 million of the proceeds from the New Credit Agreements and $16.0 million of its existing cash and cash equivalents to repay $106.0 million in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full. The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. During Fiscal 2008, the Company used its cash and cash equivalents to repay borrowings of $89.9 million under the New Credit Agreement. As of January 3, 2009, the Company had approximately $0.1 million in loans and approximately $81.1 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $130.9 million of availability (including $12.6 million of available cash) under the New Credit Agreement. As of January 3, 2009, there was $11.8 million in loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $11.9 million.

Revolving Credit Facility; Amended and Restated Credit Agreement

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement in connection with the closing of the New Credit Agreements (see above), including all related guarantees, mortgages, liens and security interests, and repaid the outstanding balance of the Term B Note (see below). On February 4, 2003, the date the Company emerged from bankruptcy, the Company had entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the “Amended and Restated Credit Agreement”) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the “Term B Note”) which was used to finance a portion of the CKJEA Acquisition. The Amended and Restated Credit Agreement was also amended on November 6, 2006 to, among other things, allow for the sale of the trademarks and certain other assets of its OP businesses. See Note 12 of Notes to Consolidated Condensed Financial Statements. The Amended and Restated Credit Agreement was further amended in December 2007 to, among other things, permit the sale of the Company’s Catalina, Anne Cole and Cole of California businesses and designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement.

Generally, the loans under the Term B Note bore interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 29, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.77%.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to Citibank N.A.’s base rate plus 0.25% (7.50% at December 29, 2007) or at LIBOR plus 1.25% (approximately 5.98% at December 29, 2007), in each case, on a per annum basis. Prior to the April 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006) or at LIBOR plus 1.5% (approximately 6.86% at December 30, 2006), in each case, on a per annum basis. The Amended and Restated Credit Agreement contained financial covenants that, among other things, required the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the Amended and Restated Credit Agreement contained certain covenants that, among other things, limited investments and asset sales, prohibited the payment of dividends (subject to limited exceptions) and limited the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants under the prior agreement were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement was guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco Inc.’s obligations under the Amended and Restated Credit Agreement, were secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

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

The Company was in compliance with the covenants of its Amended and Restated Credit Agreement as of December 29, 2007 and December 30, 2006.

Foreign Revolving Credit Facility

During the third quarter of 2008, the Company terminated the Foreign Revolving Credit Facility in connection with the closing of the New Credit Agreements, including all related guarantees, mortgages, liens and security interests. During Fiscal 2005, certain of the Company’s foreign subsidiaries (the “Foreign Subsidiaries”) had entered into a $25 million revolving credit facility with Bank of America, N.A. (the “Foreign Revolving Credit Facility”). The Foreign Revolving Credit Facility provided for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrued interest at LIBOR or, if applicable, Bank of America, N.A.’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility was secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each other’s obligations under the Foreign Revolving Credit Facility. The Company never had any borrowings outstanding under the Foreign Revolving Credit Facility.

The Foreign Revolving Credit Facility contained covenants that required the Foreign Subsidiaries to maintain certain financial ratios and limited the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contained certain restrictive covenants which, among other things, limited investments by the Foreign Subsidiaries and prohibited the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility was subject to the satisfaction of certain conditions. The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of December 29, 2007 and December 30, 2006.

Euro-Denominated CKJEA Notes Payable

In connection with the CKJEA Acquisition in January 2006, the Company assumed the CKJEA Business’s outstanding debt of approximately $89.5 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $44.5 million of the outstanding debt. As of January 3, 2009 and December 29, 2007, outstanding CKJEA Business debt was $62.3 million and $54.1 million, respectively, consisting of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of January 3, 2009 and December 29, 2007, the weighted average interest rate for the CKJEA Business debt outstanding was approximately 4.50% and 4.88%, respectively. All of the CKJEA Business’ short-term notes and have been renewed for additional terms of no more than 12 months.

Liquidity

The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During Fiscal 2008, there was an increase in net revenues of 13.5% compared to Fiscal 2007 (see Results of Operations — Net Revenues, above). However, the current weakness in the financial and credit markets has reduced the ability of those customers to obtain credit, which creates uncertainty about their ability to purchase the Company’s merchandise at the same or higher levels as in the past. In addition, the weakness of global economies, including relatively high levels of unemployment, has significantly decreased consumer spending. A decline in future net revenues could have a material negative impact on the ability of the Company to conduct its operations at current levels.

However, the Company believes that, at January 3, 2009, cash on hand, cash available under its New Credit Agreements and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see below Contractual Obligations) and capital expenditures, for the next 12 months. The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement on August 26, 2008 (see Capital Resources and Liquidity—Financing Arrangements, above).

In order to minimize foreign currency exchange risk, the Company uses derivative financial instruments, including foreign currency exchange contracts which are designed to fix the number of Euros, Korean Won or Canadian Dollars required to satisfy up to the first 50% of the dollar denominated purchases of inventory and of 100% of the minimum royalty and advertising expenses incurred by certain of the Company’s European, Korean and Canadian subsidiaries. The Company has also entered into zero cost collars to offset the effects of foreign currency fluctuations of U.S. dollar denominated intercompany loans and payables, and interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk, and Note 17 to Notes to Consolidated Financial Statements, below).

The Company carries its derivative financial instruments at fair value, in accordance with SFAS 157, on the Consolidated Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The fair value of interest rate swaps was estimated based on the amount that the Company would receive or pay to terminate the swaps on the valuation date. Those amounts are based on receipt of interest at a fixed interest rate of 8 7/8% and a payment of a variable rate based on a fixed interest rate above the six month LIBOR rate. As such, the fair value of the interest rate swaps is classified as level 2, as defined above.

The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts is based on exchange-quoted prices which are adjusted by a forward yield curve and, therefore, meets the definition of level 2 fair value, as defined above.

As of January 3, 2009, the Company had working capital of $474.6 million, cash and cash equivalents of $147.6 million, and short-term debt of $79.9 million. As January 3, 2009, under the New Credit Agreement, the Company had approximately $0.1 million in loans and approximately $81.1 million in letters of credit outstanding, leaving approximately $130.9 million of availability (including $12.6 million of available cash), and, under the New Canadian Credit Agreement, approximately $11.8 million of loans and no letters of credit.

The Company’s total debt as of January 3, 2009 was $243.7 million, consisting of $163.8 million of the Senior Notes, $0.1 million under the New Credit Agreement, $11.8 million under the New Canadian Credit Agreement, $62.3 million of the CKJEA short-term notes payable and $5.7 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Three Months Ended April 5, 2008.

The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The current turmoil in the credit markets is based on the illiquidity of certain financial instruments held by financial institutions which reduces their fair value. This illiquidity creates uncertainty for the Company as to its ability to obtain funding for its operations as needed from any one or more of the syndicated banks. The short- and long-term impact of the efforts of the U.S. Treasury to relieve the illiquidity in the capital markets remains to be seen. The inability of the Company to borrow sufficient funds, when needed, under the New Credit Agreements, could have a material negative impact on its ability to conduct its business. The Company continues to monitor the creditworthiness of the syndicated banks. The Company expects that it will be able to obtain needed funds when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory. As of January 3, 2009, the Company was able to borrow funds as needed under the New Credit Agreements.

The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions are first applicable to the Company’s domestic defined benefit pension plan in Fiscal 2008. The PPA may ultimately require the Company to make additional contributions to its domestic plans. Fiscal 2009 domestic plan contributions of $3.9 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2009 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. In addition to the funding requirements of the pension plan, in the fourth quarter of 2008, in accordance with GAAP, the Company increased its pension liability by approximately $30 million using year-end asset levels and an updated discount rate.

Accounts receivable decreased $15.6 million to $251.9 million at January 3, 2009 from $267.5 million at December 29, 2007, reflecting an $7.4 million decrease in the Sportswear Group (due primarily to lower sales in the fourth quarter of 2008 and the effects of the strengthening of the U.S. dollar), a $4.1 million decrease in the Intimate Apparel Group (due primarily to decreased sales in the domestic and overseas businesses and the effects of the strengthening of the U.S. dollar) and a $4.1 million decrease in the Swimwear Group (reflecting the seasonal shipment of swimwear products).Without the effect of translating foreign currencies into U.S. dollars in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won and Canadian dollar), the balance of accounts receivable at January 3, 2009 would have been $277.9 million. The balance at December 29, 2007 includes approximately $4.3 million related to operations discontinued during Fiscal 2008. Excluding these discontinued operations, accounts receivable decreased $11.3 million reflecting growth in the Company’s Sportswear and Intimate Apparel businesses.

Inventories decreased $6.4 million to $326.3 million at January 3, 2009 from $332.7 million at December 29, 2007 primarily related to declines in the Swimwear group due to the seasonal sell-off of swimwear product, partially offset by increases in both Sportswear and Intimate Apparel inventory levels to support expected sales. Without the effect of translating foreign currencies into U.S. dollars in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won and Canadian dollar), the balance of inventories at January 3, 2009 would have been $354.4 million. The balance at December 29, 2007 includes approximately $8.3 million related to operations discontinued during Fiscal 2008. Excluding these discontinued operations, inventory increased $1.9 million.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years beginning from the date the program was approved. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time. During Fiscal 2007, the Company repurchased 566,869 shares of its common stock in the open market at a total cost of approximately $22.0 million (an average cost of $38.89 per share) under its 2007 Share Repurchase Program. During Fiscal 2008, the Company, repurchased 943,000 shares of its common stock in the open market at a total cost of approximately $15.9 million (an average cost of $16.82 per share) under its 2007 Share Repurchase Program.

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

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2008, Fiscal 2007 and Fiscal 2006.

	Fiscal	Fiscal	Fiscal
	2008	2007	2006
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$151,887	$124,483	$69,578
Discontinued operations	(26,000)	35,940	17,169
Net cash (used in) investing activities:
Continuing operations	(44,263)	(20,357)	(185,764)
Discontinued operations	—	(443)	(1,314)
Net cash provided by (used in) financing activities:
Continuing operations	(120,692)	(121,688)	99,682
Discontinued operations	—	—	—
Translation adjustments	(5,223)	6,993	3,438

Increase (decrease) in cash and cash equivalents	$(44,291)	$24,928	$2,789

For Fiscal 2008, cash provided by operating activities from continuing operations was $151.9 million compared to $124.5 million in Fiscal 2007 and $69.6 million in Fiscal 2006. The $27.4 million increase in cash provided by operating activities from continuing operations for Fiscal 2008 compared to Fiscal 2007 was due to a $31.9 million decrease in net income offset by the changes to non-cash charges and working capital. Working capital changes for Fiscal 2008 included outflows of $6.5 million related to accounts receivable, $43.2 million related to inventory and $34.0 million related to prepaid expenses and other assets, more than offset by inflows of $67.3 million related to accounts payable and accrued expenses and $4.9 million related to accrued income taxes (including an accrual during Fiscal 2008 of approximately $14.6 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business), net of adjustments for working capital. Working capital changes for Fiscal 2007 included outflows of $17.5 million related to inventory, $35.7 million related to accounts payable and accrued expenses, $11.3 million related to accrued income taxes and $1.0 million in prepaid expenses and other assets, which were offset by inflows of $3.4 million related to accounts receivable. The Company experienced an $8.8 million increase in non-cash charges in Fiscal 2008 compared to Fiscal 2007 primarily reflecting increases in foreign exchange losses, benefit for deferred income tax and loss on repurchase of Senior Notes and refinancing of revolving credit facility, partially offset by decreases in depreciation and amortization, inventory write-downs (primarily related to the Company’s Swimwear group) and loss from discontinued operations.

The $54.9 million increase in cash provided by operating activities from continuing operations for Fiscal 2007 compared to Fiscal 2006 was due primarily to an increase of $28.4 million in net income coupled with an increase in non-cash charges of $28.6 million and an increase in cash outflows to support working capital of $2.1 million. The increase in non-cash charges primarily reflects, among other items, increases related to depreciation and amortization (due primarily to impairments related to the disposal of the Company’s Mexican manufacturing facilities in 2007) and inventory write-downs (primarily in the Company’s Swimwear group) partially offset by a benefit for deferred income tax and a decrease in loss from discontinued operations.

For Fiscal 2008, cash used in investing activities from continuing operations was $44.3 million, mainly attributable to purchases of property, plant and equipment of $42.3 million and cash used for business acquisitions, net of cash acquired of $2.4 million, mainly related to the acquisition of a business which operates 11 retail stores in China and purchase of intangible assets of $26.7 million, mainly related to new licenses acquired from PVH on January 30, 2008 (see Note 3 to Notes to the Consolidated Financial Statements). Those amounts were partially offset by a net amount of $26.8 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements). For Fiscal 2007, cash used in investing activities from continuing operations was $20.4 million, mainly attributable to the purchase of property, plant and equipment of $40.5 million, offset by the net proceeds from the sale of certain designer brands of $19.5 million. For Fiscal 2006, cash used in investing activities from continuing operations was $185.8 million, which was due primarily to $208.7 million used for business acquisitions (mainly the CKJEA Acquisition completed on January 31, 2006) and the purchase of property, plant and equipment of $34.7 million, partially offset by the $57.6 million of proceeds received in connection with the sale of trademarks and certain other assets of the OP businesses.

Net cash used in financing activities in Fiscal 2008 was $120.7 million, which primarily reflects the repayments of the Term B note of $107.3 million, repurchase of $46.2 million of Senior Notes, repurchase of treasury stock of $20.5 million (related to the 2007 Share Repurchase Program and surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees) and the payment of deferred financing costs of $3.9 million. Those amounts were partially offset by $12.0 million received under the New Credit Agreements, $28.5 million received from the exercise of employee stock options and $16.6 million related to an increase in short-term notes payable. Net cash used in financing activities in 2007 was $121.7 million, which primarily reflects $61.8 million used for the repayment of the Term B Note and $57.7 million for treasury stock purchases (primarily related to the Company’s stock repurchase programs). Net cash provided by financing activities in 2006 was $99.7 million, which was due primarily to cash inflow of $180.0 million related to the issuance of the Term B Note and $21.0 million of an increase in CKJEA short-term revolving credit facilities, partially offset by $44.4 million of repayment of debt assumed in connection with the CKJEA Acquisition, $46.3 million of treasury stock purchases (primarily related to the Company’s stock repurchase programs), $10.9 million of repayment of the Term B Note and $5.2 million total consideration for the purchase of Senior Notes in the principal amount of $5.0 million. In connection with the sale of the OP businesses in Fiscal 2006, the Company paid $10.0 million against the Term B Note principal balance in December 2006 and an additional $40.0 million against the Term B Note principal balance in January 2007.

Cash in operating accounts primarily represents cash held in domestic cash collateral accounts , lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual commitments as of January 3, 2009:

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

New Revolving Credit Agreements (a)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (b)	—	—	—	—	160,890	—	160,890
CKJEA short term notes payable (c)	62,316	—	—	—	—	—	62,316
Minimum royalties (d)	57,791	60,397	58,419	58,520	58,624	816,659	1,110,410
Operating leases (d)	56,729	48,378	40,409	36,449	29,321	74,214	285,500
Interest payments (e)	16,630	16,630	16,630	16,630	8,941	—	75,461
Pension plan funding (f)	3,900	5,400	5,400	5,400	5,400	1,000	26,500
Employment contracts	4,177	2,001	1,470	—	—	414	8,062
Purchase obligations (g)	16,192	16,600	8,400	—	—	—	41,192
Trade letters of credit (h)	81,113	—	—	—	—	—	81,113
Employee termination payments	884	—	—	—	—	—	884
IT license and maintenance contracts	2,780	1,940	797	520	520		6,557
Liabilities for uncertain tax positions	2,050	20,550	3,450	1,450	50	1,950	29,500
Other long-term obligations	862	420	—	—	—	—	1,282

Total	$305,424	$172,316	$134,975	$118,969	$263,746	$894,237	$1,889,667

(a)	The New Credit Agreements mature on August 26, 2013. See Capital Resources and Liquidity—Financing Arrangements and Note 12 of Notes to Consolidated Financial Statements.

(b)	The Senior Notes mature on June 15, 2013. See-Capital Resources and Liquidity—Financing Arrangements—Senior Notes” and Note 12 of Notes to Consolidated Financial Statements.

(c)	All of the CKJEA short-term notes payable were renewed for additional one-year terms during Fiscal 2008.

(d)	See Note 15 of Notes to Consolidated Financial Statements.

(e)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at January 3, 2009. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

(f)	Reflects expected contributions to the Company’s U.S. pension plan in accordance with the Pension Protection Act of 2006. See Capital Resources and Liquidity—Liquidity and Note 7 of Notes to Consolidated Financial Statements.

(g)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. Includes, among other items, purchase obligations of approximately $40.8 million pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 4 and Note 15 of Notes to Consolidated Financial Statements.

(h)	Trade letters of credit represent obligations, in the ordinary course of business, for inventory purchases.

In addition to the above contractual obligations, in the ordinary course of business, the Company has open purchase orders with suppliers of approximately $235.4 million as of January 3, 2009.

Seasonality

The Company’s Swimwear business is seasonal; approximately 70.1% of the Swimwear Group’s net revenues was generated in the first half of Fiscal 2008. The consolidated operations of the Company are somewhat seasonal. In Fiscal 2008, approximately 51.9% of the Company’s net revenues was generated in the first half of the fiscal year. The working capital requirements of the Swimwear

Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements. Sales and earnings from the Company’s other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2008 and Fiscal 2007.

	For the Three Months Ended				For the Three Months Ended
	April 5,	July 5,	October 4,	January 3,	March 31,	June 30,	September 29,	December 29,
	2008	2008	2008	2009	2007	2007	2007	2007
	(in millions of dollars)

Net revenues	$567.7	$503.3	$548.1	$445.9	$468.7	$411.8	$472.6	466.5
Operating income	55.7	48.9	47.7	$(12.0)	51.2	28.2	37.0	27.3
Cash flow provided by (used in) operating activities	(43.4)	81.9	32.4	55.0	(23.5)	120.7	29.6	(90.9)

Inflation

The Company does not believe that the relatively moderate levels of inflation in the U.S., Canada and Western Europe have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. Mexico, historically, has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company’s Mexican subsidiaries have been relatively moderate and have not had a material effect on the results of the Company in any of the last three fiscal years.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combination. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R), so that such adjustments will be recognized in earnings rather than as an adjustment to goodwill. Early adoption is not allowed. The Company expects that in the event it enters into a business combination subsequent to January 3, 2009, SFAS 141(R) may have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160)”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for non-controlling interests include (a) the inclusion of non-controlling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the non-controlling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which would have given rise to goodwill. SFAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company expects that to the extent it has significant non-controlling interests or enters into significant transactions with non-controlling interests, SFAS 160 may materially affect the presentation and disclosure of the non-controlling interest, which may affect certain performance and equity ratios and may have an impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of January 3, 2009, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations during Fiscal 2008. Beginning in Fiscal 2009, full adoption of SFAS 157, including non-financial assets and liabilities, such as assets and liabilities acquired in a business combination or impairment testing of long-lived assets, is not expected to have a material effect on the Company’s financial condition or results of operations.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective immediately upon issuance. The adoption of FSP 157-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk—related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The Company has adopted SFAS 161 early and has presented the expanded disclosures in Note 17 of Notes to the Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of the asset). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 contains amendments to FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)), that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The new FSP expands the disclosures set forth in FAS 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company will provide the enhanced disclosures required by FSP FAS 132R-1in its Form 10-K for the year ending January 2, 2010 (Fiscal 2009).

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company’s estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results, targets or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact, including, without limitation, future financial targets, are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “project,” “scheduled to,” “seek,” “should,” “will be,” “will continue,” “will likely result”, “targeted”, or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

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

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds, common collective trusts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Investments are stated at fair value, except as disclosed below, based upon quoted market prices. Investments in limited partnerships are valued based on estimated fair value by the management of the limited partnerships in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. Investments in common collective trusts are valued at the net asset value, as determined by the trust manager, of the shares held by the pension plan at year end, which is based on the fair value of the underlying assets. The common collective trusts are not traded on a public exchange and maintain a net asset value of $1 per share.

During Fiscal 2008, turmoil in the worldwide financial and credit markets has resulted in the decline in the fair value of debt and equity securities and other investments including the fair value of the pension plan’s investment portfolio. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $100.6 million at January 3, 2009 and $138.1 million at December 29, 2007. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $10.1 million and $13.8 million for Fiscal 2008 and Fiscal 2007, respectively. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first three quarters of Fiscal 2008, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.0 million in pension expense (decrease/increase in pension income) for Fiscal 2008. Since the return on pension plan assets, net of pension plan expenses, actually declined by approximately 27% during Fiscal 2008, the Company recognized approximately $30 million of pension expense in the fourth quarter of Fiscal 2008.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $0.1 million outstanding at January 3, 2009 under the New Credit Agreement and $11.8 million under the New Canadian Credit

Agreement and, at December 29, 2007, on its $107.3 million of loans outstanding under the Term B Note under the Amended and Restated Credit Agreement. There was no exposure at December 29, 2007 on the revolving credit facility under the Amended and Restated Credit Agreement since the balance was zero. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.5 million in Fiscal 2008 and $0.7 million in Fiscal 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.7 million in Fiscal 2007 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreement and New Canadian Credit Agreement would have had a negligible and $0.05 million unfavorable effect, respectively, in Fiscal 2008 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements and Note 12 of Notes to Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Notes 1 and 17 of Notes to the Consolidated Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency translation risk and have had a significant negative impact on the Company’s earnings during the fourth quarter of Fiscal 2008 but a positive impact for Fiscal 2008 in total. The negative impact of the fourth quarter of Fiscal 2008 has continued into Fiscal 2009 as the U.S. dollar has continued to strengthen against foreign currencies of the Company’s Canadian, Mexican, Central and South American, European and Asian operations. These operations accounted for approximately 54.4% of the Company’s total net revenues for Fiscal 2008. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $268.3 million for Fiscal 2008. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $26.8 million for Fiscal 2008.

As of February 20, 2009, the U.S. dollar continued to strengthen by 9% against the Euro, 3% against the Canadian dollar and 11% against the Korean Won above the foreign exchange rates at January 3, 2009. The impact of those changes on a hypothetical $3 million of purchases on January 3, 2009, $1 million in each of Europe, Canada and Korea, would be to increase cost of goods sold by approximately $0.2 million at February 20, 2009.

The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.

The following table summarizes the effect on earnings for Fiscal 2008 of a hypothetical 10% increase in the contractual exchange rate or strike rate of the Company’s foreign currency exchange contracts and zero-cost collar option contracts:

					Effect of
					Hypothetical
					10% Increase
				Weighted	in Contractual
				Average	Exchange
				Contractual	Rate or
		Foreign		Exchange	Strike Rate
		Currency (a)	Amount	Rate or	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	Strike Rate	Gain (loss) (b)
			thousands		thousands

Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	$10,000	1.389	$(1,000)
Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	8,866	1.374	(887)
Foreign exchange contracts	Purchases of inventory	Euro/USD	18,275	1.526	(1,827)
Foreign exchange contracts	Purchases of inventory	Euro/USD	5,183	1.408	(518)
Foreign exchange contracts	Purchases of inventory	KRW/USD	5,340	0.000720	(534)
Foreign exchange contracts	Purchases of inventory	CAD/USD	10,915	0.8138	(1,091)
Foreign exchange contracts	Intercompany sales of inventory	Euro/GBP	3,487	0.841	(347)
Zero-cost collars	Intercompany loans	Euro/CAD	8,400	1.5770	384
Zero-cost collars	Intercompany loans	USD/CAD	12,700	1.2175	806
Zero-cost collars	Intercompany payables	Euro/USD	25,000	1.2900	1,844
Zero-cost collars	Intercompany payables	KRW/USD	25,000	0.000667	(4,087)

(a)	USD - U.S. dollar, KRW = Korean won, CAD = Canadian dollar

(b)	These hypothetical gains and losses would offset gains and losses on the related underlying transactions.

Item 8.	Financial Statements and Supplementary Data.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal Control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of January 3, 2009, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of January 3, 2009, and its report thereon is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
New York, New York

We have audited the internal control over financial reporting of The Warnaco Group, Inc. and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting on page 85. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2009 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding valuation of limited partnership investments and a change in the method of accounting for uncertainty in income taxes.

/s/  DELOITTE & TOUCHE LLP

New York, New York
February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Part III is incorporated by reference from Item 1. Business—Executive Officers of the Registrant and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2008 year end.

Item 11.	Executive Compensation.

The information required by this Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2008 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2008 year end.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2008 year end.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2008 year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about The Warnaco Group, Inc. or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about The Warnaco Group, Inc. may be found elsewhere in this Annual Report on Form 10-K and The Warnaco Group, Inc.’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Website Access to Reports” under Item 1 of Part I.

Exhibit No.	Description of Exhibit

2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 10-Q filed on November 18, 2002).*
2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2002).*
2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ##**
2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).***
2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*
2.6	Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc. (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).***
2.7	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).***

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*
10.1	Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.1 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.2	Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereof or that becomes a party thereto, in favor of Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.2 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.3	Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.3 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.4	Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (incorporated by reference to Exhibit 10.4 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*

Exhibit No.	Description of Exhibit

10.5	U.S. Loan Party Canadian Facility Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of, Bank of America, N.A. as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.5 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.6	Guaranty, dated as of August 26, 2008 by 4278941 Canada Inc., in favor of Bank of America, N.A. as lender (acting through its Canada branch) and as collateral agent, for itself and on behalf of the secured parties (incorporated by reference to Exhibit 10.6 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.7	General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.8	General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.9	Securities Pledge Agreement, dated as of August 26, 2008 made by Warnaco of Canada Company to and in favour of Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.9 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.10	Deed of Hypothec, dated as of August 26, 2008, between Warnaco of Canada Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.11	Deed of Hypothec, dated as of August 26, 2008, between 4278941 Canada Inc.and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*
10.12	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Registration Statement on Form S-1 (File No. 33-4587)).*
10.13	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.14	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.15	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.’s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.16	The Warnaco Group, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Appendix A to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
10.17	The Warnaco Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Appendix B to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
10.18	The Warnaco Group, Inc. Amended and Restated Deferred Compensation Plan.†
10.19	2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.20	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan.†
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.22	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.23	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*

Exhibit No.	Description of Exhibit

10.24	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.25	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*
10.26	Amended and Restated Employment Agreement, dated as of December 19, 2007, between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 20, 2007).*
10.27	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski.†
10.28	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Frank Tworecke.†
10.29	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Helen McCluskey.†
10.30	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein.†
10.31	Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner.†
10.32	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Dwight Meyer.†
10.33	Amended and Restated Employment Agreement, dated as of December 31, 2008 by and between The Warnaco Group, Inc. and Elizabeth Wood.†
10.34	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.35	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.36	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).* #
10.37	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.38	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.39	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.40	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.41	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

Exhibit No.	Description of Exhibit

10.42	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.43	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*
10.44	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.45	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).* ##
10.46	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).* ##
10.47	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors’ Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.48	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed on May 24, 1994).*
10.49	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).* ##
10.50	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ##
10.51	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.’s Form 10-K filed March 17, 2005)* #
10.52	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.53	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.54	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

Exhibit No.	Description of Exhibit

10.55	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* #
10.56	Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.57	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* #
10.58	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.59	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.60	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.61	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##
10.62	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##
10.63	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##
10.64	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##
10.65	License Agreement—Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##
10.66	E-Commerce Agreement, dated as of January 31, 2008, Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited, CK Jeanswear Europe S.r.l., Calvin Klein Jeanswear Company and CKJ Holdings, Inc. (incorporated by reference to Exhibit 10.72 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##
12.1	Computation of Ratio of Earnings to Fixed Charges.†

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of The Warnaco Group, Inc.†
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2009.

THE WARNACO GROUP, INC.

By:	/s/ JOSEPH R. GROMEK
Name: Joseph R. Gromek
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK (Joseph R. Gromek)	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ LAWRENCE R. RUTKOWSKI (Lawrence R. Rutkowski)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ CHARLES R. PERRIN (Charles R. Perrin)	Non-Executive Chairman of the Board of Directors	February 27, 2009

/s/ (DAVID A. BELL (David A. Bell)	Director	February 27, 2009

/s/ (ROBERT A. BOWMAN (Robert A. Bowman)	Director	February 27, 2009

/s/ RICHARD KARL GOELTZ (Richard Karl Goeltz)	Director	February 27, 2009

/s/ SHEILA A. HOPKINS (Sheila A. Hopkins)	Director	February 27, 2009

/s/ NANCY A. REARDON (Nancy A. Reardon)	Director	February 27, 2009

/s/ DONALD SEELEY (Donald Seeley)	Director	February 27, 2009

/s/ CHERYL NIDO TURPIN (Cheryl Nido Turpin)	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the index at 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements the defined postretirement plan assets include investments of $14.3 million and $47.3 million as of January 3, 2009 and December 29, 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based upon information provided by management of the limited partnerships.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2009

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	January 3,	December 29,
	2009	2007

ASSETS
Current assets:
Cash and cash equivalents	$147,627	$191,918
Accounts receivable, less reserves of $87,375 and $86,703 as of January 3, 2009 and December 29, 2007, respectively	251,886	267,450
Inventories	326,297	332,652
Assets of discontinued operations	6,279	67,931
Prepaid expenses and other current assets	91,727	58,940
Deferred income taxes	65,050	74,271

Total current assets	888,866	993,162

Property, plant and equipment, net	109,563	111,916
Other assets:
Licenses, trademarks and other intangible assets, net	282,656	282,827
Deferred financing costs, net	7,758	9,286
Deferred income taxes	76,196	90,635
Other assets	30,918	11,729
Goodwill	100,136	106,948

Total assets	$1,496,093	$1,606,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$79,888	$56,115
Accounts payable	146,030	138,944
Accrued liabilities	168,892	155,327
Liabilities of discontinued operations	12,055	42,566
Accrued income taxes payable	6,041	9,978
Deferred income taxes	1,406	2,221

Total current liabilities	414,312	405,151

Long-term debt	163,794	310,500
Deferred income taxes	51,192	64,062
Other long-term liabilities	79,108	53,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,122,614 and 48,202,442 issued as of January 3, 2009 and December 29, 2007, respectively	501	482
Additional paid-in capital	631,891	587,099
Accumulated other comprehensive income	12,841	69,583
Retained earnings	268,016	220,762
Treasury stock, at cost 4,865,401 and 3,796,302 shares as of January 3, 2009 and December 29, 2007, respectively	(125,562)	(105,030)

Total stockholders ’equity	787,687	772,896

Total liabilities and stockholders’ equity	$1,496,093	$1,606,503

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Net revenues	$2,065,023	$1,819,579	$1,611,201
Cost of goods sold	1,142,977	1,069,904	982,017

Gross profit	922,046	749,675	629,184
Selling, general and administrative expenses	740,452	601,656	500,030
Amortization of intangible assets	9,629	13,167	12,269
Pension expense (income)	31,644	(8,838)	(2,356)

Operating income	140,321	143,690	119,241
Other loss (income)	1,926	(7,063)	(2,934)
Interest expense	29,519	37,718	38,527
Interest income	(3,120)	(3,766)	(2,903)

Income from continuing operations before provision for income taxes and minority interest	111,996	116,801	86,551
Provision for income taxes	60,469	29,892	20,074

Income from continuing operations before minority interest	51,527	86,909	66,477
Minority interest	1,347	—	—

Income from continuing operations	50,180	86,909	66,477
Loss from discontinued operations, net of taxes	(2,926)	(7,802)	(15,727)

Net income	$47,254	$79,107	$50,750

Basic income per common share:
Income from continuing operations	$1.11	$1.94	$1.45
Loss from discontinued operations	(0.07)	(0.18)	(0.34)

Net income	$1.04	$1.76	$1.11

Diluted income per common share:
Income from continuing operations	$1.07	$1.86	$1.42
Loss from discontinued operations	(0.06)	(0.16)	(0.34)

Net income	$1.01	$1.70	$1.08

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,351,336	44,908,028	45,719,910

Diluted	46,779,107	46,618,307	46,882,399

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

			Accumulated
		Additional	Other	Retained
	Common	Paid-in	Comprehensive	Earnings	Treasury
	Stock	Capital	Income/(Loss)	(Deficit)	Stock	Total

Balance at December 31, 2005	$461	$533,565	$4,668	$91,846	$(1,053)	$629,487
Net income				50,750		50,750
Foreign currency translation adjustments			29,572			29,572
Other			(437)			(437)

Comprehensive income						79,885
Adjustment to initially apply SFAS 158			(2,350)			(2,350)
Stock issued in connection with stock compensation plans	9	7,285				7,294
Compensation expense in connection with employee stock compensation plans		14,884				14,884
Purchase of treasury stock related to stock compensation plans					(2,408)	(2,408)
Repurchases of common stock					(43,878)	(43,878)

Balance at December 30, 2006	470	555,734	31,453	142,596	(47,339)	682,914
Net income				79,107		79,107
Foreign currency translation adjustments			36,533			36,533
Change in post retirement plans			1,752			1,752
Other			(155)			(155)

Comprehensive income						117,237
Adjustment to initially adopt FIN 48				(941)		(941)
Stock issued in connection with stock compensation plans	12	16,787				16,799
Compensation expense in connection with employee stock compensation plans		14,578				14,578
Purchase of treasury stock related to stock compensation plans					(2,488)	(2,488)
Repurchases of common stock					(55,203)	(55,203)

Balance at December 29, 2007	482	587,099	69,583	220,762	(105,030)	772,896
Net income				47,254		47,254
Foreign currency translation adjustments			(57,412)			(57,412)
Change in post retirement plans			764			764
Loss on cash flow hedges			(328)			(328)
Other			234			234

Comprehensive (loss)						(9,488)
Stock issued in connection with stock compensation plans	19	28,477				28,496
Compensation expense in connection with employee stock compensation plans		15,496				15,496
Other		819				819
Purchase of treasury stock related to stock compensation plans					(4,667)	(4,667)
Repurchases of common stock					(15,865)	(15,865)

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$787,687

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cash flows from operating activities:
Net income	$47,254	$79,107	$50,750
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2,926	7,802	15,727
Depreciation and amortization	46,337	65,332	47,599
Stock compensation	15,189	14,286	13,650
Amortization of deferred financing costs	2,636	2,793	2,568
Provision for trade and other bad debts	6,028	4,555	1,892
Inventory writedown	23,870	33,315	16,917
Loss on repurchase of Senior Notes/refinancing of debt facilities	5,329	—	—
Provision (benefit) for deferred income tax	12,093	(11,202)	(6,673)
Foreign exchange loss (gain)	1,024	(9,456)	(14,195)
Other	793	6	1,381
Change in operating assets and liabilities:
Accounts receivable	(6,527)	3,413	(15,525)
Inventories	(43,210)	(17,494)	(56,265)
Prepaid expenses and other assets	(34,020)	(993)	(18,972)
Accounts payable, accrued expenses and other liabilities	67,290	(35,704)	28,003
Accrued income taxes	4,875	(11,277)	2,721

Net cash provided by operating activities from continuing operations	151,887	124,483	69,578
Net cash provided by (used in) operating activities from discontinued operations	(26,000)	35,940	17,169

Net cash provided by operating activities	125,887	160,423	86,747

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	354	2,709	6,218
Purchase of property, plant and equipment	(42,314)	(40,516)	(34,673)
Business acquisitions, net of cash acquired	(2,356)	(2,069)	(208,661)
Proceeds from the sale of businesses, net	26,780	19,519	51,352
Purchase of intangible asset	(26,727)	—	—

Net cash used in investing activities from continuing operations	(44,263)	(20,357)	(185,764)
Net cash used in investing activities from discontinued operations	—	(443)	(1,314)

Net cash used in investing activities	(44,263)	(20,800)	(187,078)

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cash flows from financing activities:
Debt issued with business acquisition—Term B Note	$—	$—	$180,000
Payment of debt assumed with business acquisition	—	—	(44,398)
Payment of deferred financing costs	(3,934)	(480)	(3,456)
Repayments of Senior Note due 2013	(46,185)	—	(5,200)
Repayments of Term B Note	(107,300)	(61,800)	(10,900)
Proceeds from the exercise of employee stock options	28,496	16,149	7,294
Purchase of treasury stock	(20,532)	(57,691)	(46,286)
Increase (decrease) in short-term notes payable	16,593	(17,493)	21,021
Borrowings under revolving credit facility	12,000	—	—
Proceeds from the sale and leaseback of store fixtures	—	—	1,607
Other	170	(373)	—

Net cash provided by (used in) financing activities from continuing operations	(120,692)	(121,688)	99,682
Net cash used in financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	(120,692)	(121,688)	99,682
Translation adjustments	(5,223)	6,993	3,438
Increase (decrease) in cash and cash equivalents	(44,291)	24,928	2,789
Cash and cash equivalents at beginning of period	191,918	166,990	164,201

Cash and cash equivalents at end of period	$147,627	$191,918	$166,990

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

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

Nature of Operations: The Company designs, sources, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. As of January 3, 2009, the Company operated: (i) 902 Calvin Klein retail stores worldwide (consisting of 88 full price free-standing stores, 83 outlet free-standing stores, one on-line store and 730 shop-in-shop/concession stores); and (ii) one Speedo on-line store. As of January 3, 2009, there were also 586 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”).

Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements include the accounts of Warnaco Group Inc. and its wholly-owned subsidiaries. Minority interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period December 30, 2007 to January 3, 2009 (Fiscal 2008”) contained fifty-three weeks of operations. The period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) and the period January 1, 2006 to December 30, 2006 (“Fiscal 2006”) each contained fifty-two weeks of operations.

For comparative purposes, prior period amounts (excluding balance sheet items) have been reclassified to give effect to the Company’s discontinued operations. See Note 3.

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates: The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis. The Company believes that the use of estimates affects the application of all of the Company’s significant accounting policies and procedures.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, receivables and derivative financial instruments. The Company invests its excess cash in demand deposits and investments in short-term marketable securities that are classified as cash equivalents. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. The Company holds no collateral for these financial instruments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. During Fiscal 2006, 2007 and 2008, no one customer represented more than 10% of net revenues.

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

Cost of Goods Sold: Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) loss on seconds; (e) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (f) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in selling, general and administrative (“SG&A”) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of January 3, 2009 and December 29, 2007, the Company recorded $87,375 and $86,703, respectively, of accounts receivable reserves.

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

Long-Lived Assets: Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the purchase method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates and preliminary appraisal reports. Adjustments to the preliminary estimates of fair value are recorded as adjustments to goodwill.

Long-lived assets acquired in the ordinary course of the Company’s operations are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, which is determined based on discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Since the determination of future cash flows is an estimate of future performance, there may be future impairments to the carrying value of long-lived and intangible assets and impairment charges in future periods in the event that future cash flows do not meet expectations. In addition, depreciation and amortization expense is affected by the Company’s determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite-lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.

Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 3, 2009, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

trademarks acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable, as for goodwill. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements. The Company did not identify any impairments of goodwill or intangible assets for any period presented.

Property, Plant and Equipment: Property, plant and equipment as of January 3, 2009 and December 29, 2007 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. Property, plant and equipment in existence at February 4, 2003 were stated at fair value. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	20-40 years
Building Improvements (including leasehold improvements)	2-20 years
Machinery and equipment	3-10 years
Furniture and fixtures (including store fixtures)	3-10 years
Computer hardware	3-5 years
Computer software	3-7 years

Depreciation and amortization expense is based on the estimated useful lives of depreciable assets and is provided using the straight line method. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term; or the lease term plus renewal options if renewal of the lease is reasonably assured.

Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and related guidance, and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). Interest costs related to developing or obtaining computer software that could have been avoided if expenditures for the asset had not been made, if any, are capitalized to the cost of the asset in accordance with SFAS No. 34, Capitalization of Interest Costs . General and administrative costs related to developing or obtaining such software are expensed as incurred.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Income Taxes: Deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates. In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

On December 31, 2006, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Upon the adoption of the provisions of FIN 48, the Company changed its policy related to the accounting for income tax uncertainties. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $900 to the December 31, 2006 retained earnings balance. See Note 6 of Notes to Consolidated Financial Statements.

Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to 2002 (the “Pension Plan”). The measurement date used to determine benefit information is the Company’s fiscal year end.

The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standatd & Poors Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension Plan and the long-term nature of the projected

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

benefit obligation. The Company believes that a discount rate of 8.00% for Fiscal 2008 reasonably reflects current market conditions and the characteristics of the Pension Plan. The Company believes that the discount rates used for Fiscal 2008 reasonably reflect current market conditions.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The Pension Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by each fund’s administrators to the Pension Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the Pension Plan) (“Accelerated Method”) to account for its defined benefit pension plans. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.

Pursuant to the provisions of SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) the Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“SFAS 158”) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since the Company’s adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 did result in an increase in the liability for other post retirement obligations of approximately $2,350 with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as amended. The Company’s cash contribution to the Pension Plan for Fiscal 2008 was $8,133 and is

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

expected to be approximately $3,900 in Fiscal 2009. See Note 7 of Notes to Consolidated Financial Statements.

Stock-Based Compensation: The Company accounts for equity-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS 123(R)”). Under SFAS 123(R), the Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model uses assumptions which involve estimating future uncertain events. The Company is required to make significant judgments regarding these assumptions, the most significant of which are the stock price volatility, the expected life of the option award and the risk-free rate of return.

•	In determining the stock price volatility assumption used, the Company considers the historical volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own historical stock price volatility since its emergence from bankruptcy and other factors. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.

•	The Company based its Fiscal 2008, Fiscal 2007 and Fiscal 2006 estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in Staff Accounting Bulletin No. 110 (“SAB 110”). A shorter expected term would result in a lower compensation expense.

•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2008, Fiscal 2007 and Fiscal 2006 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.

Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis. The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Weighted average risk free rate of return	3.19%	4.43%	4.63%
Dividend yield (a)	—	—	—
Expected volatility of the market price of the Company’s common stock	36.1%	31.3%	27.0%
Expected option life	6 years	6 years	6 years

(a)	The terms of the Company’s New Credit Agreements, Amended and Restated Credit Agreement and the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 12.

A summary of stock-based compensation expense is as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Stock-based compensation expense before income taxes:
Stock options	$5,585	$6,854	$8,371
Restricted stock grants	9,911	7,724	6,513

Total (a)	15,496	14,578	14,884

Income tax benefit:
Stock options	1,949	2,428	2,966
Restricted stock grants	1,556	2,737	2,307

Total	3,505	5,165	5,273

Stock-based compensation expense after income taxes:
Stock options	3,636	4,426	5,405
Restricted stock grants	8,355	4,987	4,206

Total	$11,991	$9,413	$9,611

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statement of Operations as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Included in income from continuing operations before provision for income taxes	$15,189	$14,286	$13,650
Included in loss from discontinued operations, net of income taxes	307	292	1,234

	$15,496	$14,578	$14,884

As of January 3, 2009, there was $19,726 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 25 months. The tax benefit realized from exercise of stock options was not material for any period presented. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.

Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $118,814, $99,054 and $89,633, respectively. Cooperative advertising expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $24,646, $24,780 and $17,110, respectively.

Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2008, Fiscal 2007, and Fiscal 2006 were $56,393, $57,172, and $56,654, respectively.

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

Derivative Financial Instruments: The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases or sales of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables by subsidiaries whose functional currencies are the Euro, Canadian Dollar, Korean Won or British Pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company designates forward contracts, that are entered into by the Company’s subsidiaries, related to the purchase of inventory or the payment of minimum royalties and advertising costs as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS 138”). Foreign exchange forward contracts, entered into by foreign subsidiaries that do not qualify for hedge accounting, and those entered into by Warnaco Inc. on behalf of a subsidiary, related to inventory purchases or sales, payment of minimum royalties and advertising costs and zero cost collars related to intercompany loans or payables are considered to be economic hedges for accounting purposes, not subject to SFAS 133. Gain or loss on the underlying foreign-denominated balance or future obligation would be offset by the loss or gain on the forward contract. Accordingly, changes in the fair value of these economic hedges are recognized in earnings during the period of change.

Gains and losses on economic hedges that are forward contracts are recorded in other income/loss in the Consolidated Statements of Operations. Gains and losses on zero cost collars that are used to

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

hedge changes in intercompany loans and payables are included in other income/loss or selling, general and administrative expense, respectively, on the Consolidated Statements of Operations.

The Company designates foreign currency forward contracts related to purchase of inventory or payment of minimum royalty and advertising costs as cash flow hedges in accordance SFAS 133, as amended by SFAS 138 if the following requirements are met: (i) at the inception of the hedge there is formal documentation of the hedging relationship, the entity’s risk management objective and strategy for undertaking the hedge, the specific identification of the hedging instrument, the hedged transaction and how the hedging instruments effectiveness in hedging exposure to the hedged transactions variability in cash flows attributable to the hedged risk will be assessed; (ii) the hedge transaction is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk and (iii) the occurrence of the forecasted transaction is probable of occurrence.

The Company formally assesses, both at the cash flow hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates using the Dollar-Offset Analysis, which compares (a) the cumulative changes since inception of the amount of dollars maturing under that dollar forward purchase contract to (b) the cumulative changes since inception of the contract in the amount required for hedged transaction. Changes in the time value (difference between spot and forward rates) are not excluded from the assessment of effectiveness.

Changes in the fair values of foreign exchange contracts that are designated as cash flow hedges, to the extent that they are effective, are deferred and recorded as a component of other comprehensive income until the underlying transaction being hedged is settled, at which time the deferred gains or losses are recorded in cost of goods sold (“COGS”) in the Statements of Operations. The ineffective portion of a cash flow hedge, if any, is recognized in other income/ expense in the current period. Commissions and fees related to foreign currency exchange contracts, if any, are expensed as incurred.

The Company discontinues hedge accounting prospectively when it is determined that (i) a derivative is not, or has ceased to be, highly effective as a hedge, (ii) when a derivative expires or is terminated or (iii) whenever it is probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within a two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income.

The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12. A number of international financial institutions are counterparties to the Company’s outstanding letters of credit, interest rate swap agreements, zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company’s foreign operations at current rates of exchange. Assets and liabilities of the Company’s foreign operations are recorded at current rates of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

exchange at the balance sheet date and translation adjustments are applied directly to stockholders’ equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income (loss) or selling, general and administrative expense, as appropriate, and are recognized in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company’s foreign operations are translated using monthly average exchange rates.

Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combination. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R), so that such adjustments will be recognized in earnings rather than as an adjustment to goodwill. Early adoption is not allowed. The Company expects that in the event it enters into a business combination subsequent to January 3, 2009, SFAS 141(R) may have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160)”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for non-controlling interests include (a) the inclusion of non-controlling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the non-controlling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which would have given rise to goodwill. SFAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company expects that to the extent it has significant non-controlling interests or enters into significant transactions with non-controlling interests, SFAS 160 may materially affect the presentation and disclosure of the non-controlling interest, which may affect certain performance and equity ratios and may have an impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007. SFAS 157 defines fair value, establishes

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, as of January 3, 2009, the Company’s adoption of this standard was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contracts. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations during Fiscal 2008. Beginning in Fiscal 2009, full adoption of SFAS 157, including non-financial assets and liabilities, such as assets and liabilities acquired in a business combination or impairment testing of long-lived assets, is not expected to have a material effect on the Company’s financial condition or results of operations.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective immediately upon issuance. The adoption of FSP 157-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on December 30, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk—related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009, with early application encouraged. The Company has adopted SFAS 161 early and has presented the expanded disclosures in Note 17 of Notes to the Consolidated Financial Statements

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of the asset).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 contains amendments to FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)), that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The new FSP expands the disclosures set forth in FAS 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company will provide the enhanced disclosures required by FSP FAS 132R-1in its Form 10-K for the year ended January 2, 2010 (Fiscal 2009).

Note 2—Acquisitions

Calvin Klein Jeans Business in Europe and Asia: On January 31, 2006, the Company acquired 100% of the shares of the companies (the “CKJEA Business”) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe (the “CKJEA Acquisition”) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,600), consisting of cash consideration of approximately €179,500 (approximately $218,100) and assumption of indebtedness of approximately €60,000 (approximately $73,000), net of cash acquired of approximately €13,700 (total assumed debt aggregating approximately €73,700 (approximately $89,500)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8,466 in connection with the acquisition. Approximately €36,600 (approximately $44,500) of the assumed debt was repaid simultaneously with the closing leaving approximately €37,000 (approximately $45,000) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006).

The Company acquired the CKJEA Business to expand the distribution of its Calvin Klein Jeans products to Europe and Asia.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under the Amended and Restated Credit Agreement (as defined below). See Note 12—Financing Agreements- Revolving Credit Facility; Amended and Restated Credit Agreement.

In connection with the consummation of the CKJEA Acquisition the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006, subject to the terms and conditions of each such exclusive agreement.

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

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, are as follows:

Assets acquired:
Accounts receivable	$63,868
Inventory	53,693
Prepaid and other current assets	14,040
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	208,550
Goodwill (a)	90,328
Other assets	3,478

Total assets	448,434

Liabilities assumed:
Accounts payable, accrued liabilities and other current liabilities	57,302
Accrued income taxes payable	16,864
Third-party debt	45,023
Related party debt (b)	44,518
Deferred taxes	63,780
Other noncurrent liabilities	13,556

Total liabilities	241,043

Purchase price, net of cash acquired of $16,578 (c)	$207,391

a)	See Note 10 for additional disclosure regarding acquired intangible assets and goodwill.

b)	Repaid by the acquired entities simultaneously with the closing.

c)	Includes $1,901 paid in Fiscal 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

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

In addition, the unaudited pro forma amounts exclude material non-recurring charges of approximately $5,558 related to the following:

a)	The write up to fair value of inventory as part of the purchase price allocation: $2,400 (recorded in cost of goods sold in the consolidated statement of operations);

b)	The amortization of sales order backlog: $1,600 (recorded in amortization of intangible assets in the consolidated statement of operations); and

c)	A net exchange loss realized by the Company in connection with the consummation of the acquisition: $1,558 (recorded in other loss (income) in the consolidated statement of operations).

In connection with the CKJEA Acquisition, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008. The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the “Transfer Agreement”) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (“PVH”), the parent company of Calvin Klein, Inc. (“CKI”). In connection therewith, the Company paid approximately $42,000 (net of expected working capital adjustments) to, or on behalf of, PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the “2008 CK Licenses”).

The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company has entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia for a period contemplated to run through December 31, 2012 (which duration is contemplated to be renewable by the Company for two additional consecutive five year periods after 2012, subject to the fulfillment of certain conditions).

During Fiscal 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and recorded a restructuring charge (included in selling, general and administrative expenses) of $18,535 (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH.

Retail Stores: During Fiscal 2007, the Company acquired a retail store (which acquisition included the assumption of the lease for the store location) in New York City as well as a business which operates eight retail stores in Shanghai, China for a total consideration of approximately $1,540. During Fiscal 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2,524.

Note 3—	Dispositions and Discontinued Operations

Designer Swimwear brands (except for Calvin Klein): During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of January 3, 2009 and December 29, 2007. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the sale of its OP business including the associated trademarks and goodwill in 2006. See discussion of OP sale below. The Company sold its Catalina, Anne Cole and Cole of California businesses to In Mocean Group, LLC (“InMocean”) for a total consideration of approximately $25,300 (subject to adjustments for working capital) of which $20,600 was received in cash on December 28, 2007. The remaining portion relates to raw material and work-in-process acquired at December 28, 2007. Cash related to raw material and work in process at the sale date is being collected by drawing on letters of credit as the related finished goods are shipped. The Company recorded a loss of $2,338 related to the sale of the Catalina, Anne Cole and Cole of California businesses. During Fiscal 2008, the Company recorded charges of approximately $6,864, primarily related to working capital adjustments associated with the disposition of these brands. Under the agreement, the Company is entitled to receive an earnout from InMocean related to future sales between July 1, 2008 and June 30, 2009 (subject to the attainment of certain thresholds). The amount of the earnout will range from zero to $3,000. In addition, through June 30, 2008, the Company was obligated to provide certain transition services to InMocean for which the Company has been reimbursed. In addition, during Fiscal 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses. As a result, these business units have been classified as discontinued operations for financial reporting purposes. During Fiscal 2008, the Company recognized losses (as part of “Loss from discontinued operations, net of taxes”) of $2,035 related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.

Lejaby Sale: On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

€12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. In addition, the Company entered into a transition services agreement (the “TSA”) with Palmers whereby for a period of nine months following the closing (subject to mutually agreed upon extension periods), the Company agreed to provide certain transitional services to Palmers (primarily related to information technology, operational and logistical, accounting and finance, real estate and human resources and payroll services) for which the Company was reimbursed. Pursuant to the TSA, the Company operated the Canadian portion of the Lejaby business through December 31, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation for financial reporting purposes. During March 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3,392 related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14,587 which was recorded as part of “Provision for income taxes” in the Company’s consolidated statements of operations.

OP Sale: On November 6, 2006 (the “Transaction Date”), the Company sold its OP business (part of the Company’s Swimwear Group) including the associated trademarks and goodwill to Iconix Brand Group Inc. (“Iconix”) for a total consideration of $54,000. During Fiscal 2006, the Company recorded a loss on the sale of its OP business of $872. For a period of 90 days following the Transaction Date, the Company was obligated to provide certain transition services to Iconix. In connection with the sale, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for an initial term of three years. As discussed above, the Company disposed of the OP women’s and junior swimwear business in September 2007 and recorded a loss of $809 in Fiscal 2007 associated with the disposition of this business.

J. Lo by Jennifer Lopez® (“JLO”), Lejaby Rose, Axcelerate Activewear and Speedo retail stores: During Fiscal 2006, the Company shutdown its JLO (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group), Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the United States. In connection with the discontinuance of these businesses, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4,200 pre-tax. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statements of operations for all periods presented.

Summarized operating results for the discontinued operations are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Net revenues	$42,606	$210,956	$242,576

Loss before provision for income taxes	(7,512)	(13,901)	(13,312)
Provision (benefit) for income taxes	(4,586)	(6,099)	2,415

Loss from discontinued operations	$(2,926)	$(7,802)	$(15,727)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The assets and liabilities of the discontinued operations at January 3, 2009 and December 29, 2007 are presented in the consolidated balance sheets as follows:

	January 3, 2009 (a)	December 29, 2007 (b)

Accounts receivable, net	$5,396	$21,487
Inventories, net	23	28,167
Prepaid expenses and other current assets	778	6,217
Deferred tax assets	82	2,448
Property, plant and equipment, net	—	3,001
Intangible and other assets	—	6,351
Other	—	260

Assets of discontinued operations	$6,279	$67,931

Accounts payable	$356	$14,867
Accrued liabilities	9,735	21,693
Deferred tax liabilities	104	942
Other	1,860	5,064

Liabilities of discontinued operations	$12,055	$42,566

(a)	Includes assets and liabilities related to the businesses that were discontinued in 2008, 2007 and 2006.

(b)	Includes assets and liabilities related to those businesses that were discontinued in both 2007 and 2006.

Note 4—	Restructuring Expense

During Fiscal 2008, the Company incurred restructuring charges of $35,260, primarily related to the Collection License Company Charge, activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group, the rationalization and consolidation of the Company’s European operations and a reduction in force (“RIF”) initiative implemented in the fourth quarter of 2008. During Fiscal 2007, the Company recorded restructuring charges of $32,360 primarily related to management’s initiatives to increase productivity and profitability in the Swimwear Group and the rationalization and consolidation of the Company’s European operations. The Company recorded restructuring charges of $411 in Fiscal 2006.

Each of the restructuring activities in Fiscal 2008 and Fiscal 2007 are described below:

The Collection License Company Charge: See Footnote 2.

Activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group: During Fiscal 2007, the Company initiated actions to increase productivity and profitability in its Swimwear Group. Actions taken to date include the closure of the Company’s swim goggle manufacturing facility in Canada, the sale of the Company’s Mexican manufacturing facilities, the rationalization and consolidation of the Company’s warehouse and administrative facilities in California and other activities related to the exit of the designer swimwear business (excluding Calvin Klein swimwear). During Fiscal 2008, the Company recorded $3,944 related to the rationalization and consolidation of its warehouse and administrative facilities in California ($3,055) as well as facility shutdown costs ($889) associated with the Fiscal 2007 disposition of its manufacturing plants in Mexico. Costs associated with the rationalization and consolidation of its warehouse and administrative facilities in California include lease termination and related costs of $1,707, employee termination expenses of $836 (related to 14 employees) and legal and other costs of $512.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The Company recorded approximately $29,800 in Fiscal 2007 related to these initiatives. As relates to the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local business partner (the “Local Buyer”) whereby the Company transferred the facilities to the Local Buyer. As part of the transfer the buyer agreed to assume certain liabilities associated with the facilities and the facilities’ employees. The Company recorded losses of approximately $24,000 associated with the transfer, of which approximately $11,600 related to write-down of certain fixed assets and approximately $12,400 related primarily to liabilities which were assumed by the Local Buyer and which were reimbursed by the Company. In addition, the Company entered into a production agreement with the Local Buyer for certain stretch swimwear and other products (at market prices) through June 30, 2011. As of January 3, 2009, total commitments under the production agreement are expected to be approximately $40,800 through June 30, 2011 as follows:

January 1, 2009 through December 31, 2009	15,800
January 1, 2010 through December 31, 2010	16,600
January 1, 2011 through June 30, 2011	8,400

Other restructuring charges recorded during Fiscal 2007 associated with management’s initiatives to increase productivity and profitability in the Swimwear Group included (a) approximately $4,200 related to the rationalization of the swimwear workforce in Canada (92 employees), California and Mexico (439 employees); (b) inventory writedowns of approximately $1,300 primarily related to the closure of the swim goggle manufacturing facility located in Canada and legal and other expenses of approximately $300.

The rationalization and consolidation of the Company’s European operations: During Fiscal 2007, the Company initiated actions to consolidate its European operations. Actions taken to date include the consolidation of certain sales functions across Europe as well as the consolidation of certain administrative and support functions across Europe into one shared service center located in the Netherlands. During Fiscal 2008, the Company incurred charges of approximately $1,621 primarily associated with employee termination costs (related to 9 employees) and consulting and professional fees related to this initiative. During Fiscal 2007, the Company incurred charges of $632 related to employee termination expenses. The Company expects to incur additional costs of $2,500 through 2010 related to this initiative.

Reduction in force: Following the economic downturn in the fourth quarter of 2008, as a result of the turmoil in world financial markets and the expected decline in the demand for the Company’s products, the Company reduced its workforce in the United States during the fourth quarter of 2008 by 44 employees at a cost of approximately $1,400 in order to align its cost structure to match current economic conditions. A further reduction in force was implemented during the first quarter of 2009 (257 employees in both the Company’s domestic and foreign operations) at a cost of approximately $8,600.

Other: During Fiscal 2008, the Company recorded approximately $9,800 related to contract termination costs, impairment of fixed assets and legal/other costs associated with various other exit activities. During Fiscal 2007, the Company also decided to close four retail stores (three located in the United Kingdom and one located in Dallas, Texas) and recorded charges of $1,546. During Fiscal 2006, the Company incurred restructuring charges of $411 related primarily to the closure of two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility in Thomasville, Georgia and a technical production support center in Van Nuys, California.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Restructuring charges have been recorded in the consolidated statement of operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006, as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cost of goods sold	$1,878	$21,589	$—
Selling, general and administrative expenses	33,382	10,771	411

	$35,260	$32,360	$411

Cash portion of restructuring items	$33,471	$17,479	$—
Non-cash portion of restructuring items	$1,789	$14,881	$411

Changes in liabilities related to restructuring are summarized below:

Total

Balance at December 29, 2007	$4,718
Charges for Fiscal 2008	33,471
Cash reductions for Fiscal 2008	(32,777)
Non-cash changes and foreign currency effects	513

Balance at January 3, 2008(a)	$5,925

(a)	Includes approximately $4,655 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $1,270 recorded in other long term liabilities which amounts are expected to be settled over the next five years.

Note 5—	Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of January 3, 2009, the Sportswear Group operated 406 Calvin Klein retail stores worldwide (consisting of 35 full price free-standing stores, 26 outlet free-standing stores and 345 shop-in-shop/concession stores). As of January 3, 2009, there were also 364 retail stores operated by third parties under retail licenses or franchise and distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of January 3, 2009, the Intimate Apparel Group operated: (i) 496 Calvin Klein retail stores worldwide (consisting of 53 full price free-standing stores, 57 outlet free-standing stores, one on-line store and 385 shop-in-shop/concession stores). As of January 3, 2009, there were also 222 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Information by business group, excluding discontinued operations, is set forth below:

		Intimate			Corporate /
	Sportswear	Apparel	Swimwear		Other
	Group	Group	Group	Group Total	Items	Total

Fiscal 2008
Net revenues	$1,102,771	$702,252	$260,000	$2,065,023	$—	$2,065,023
Operating income (loss)	88,656	126,133	11,478	226,267	(85,946)	140,321
Depreciation and amortization (a)	30,325	11,696	2,441	44,462	1,875	46,337
Restructuring expense	27,820	1,267	3,944	33,031	2,229	35,260
Capital expenditures	13,296	20,192	959	34,447	6,584	41,031
Fiscal 2007
Net revenues	$939,147	$627,014	$253,418	$1,819,579	$—	$1,819,579
Operating income (loss)	97,946	108,343	(24,499)	181,790	(38,100)	143,690
Depreciation and amortization	29,309	13,130	19,459	61,898	3,434	65,332
Restructuring expense	118	2,142	29,821	32,081	279	32,360
Capital expenditures	17,275	16,119	2,051	35,445	6,310	41,755
Fiscal 2006
Net revenues	$791,634	$545,151	$274,416	$1,611,201	$—	$1,611,201
Operating income (loss)	58,421	78,273	20,292	156,986	(37,745)	119,241
Depreciation and amortization	21,745	9,355	10,533	41,633	5,966	47,599
Restructuring expense	—	—	—	—	411	411
Capital expenditures	6,502	6,858	1,736	15,096	15,095	30,191
Balance Sheet
Total Assets:
January 3, 2009	$801,038	$304,724	$147,685	$1,253,447	$242,646	$1,496,093
December 29, 2007	758,311	359,508	166,862	1,284,681	321,822	1,606,503
Property, Plant and Equipment:
January 3, 2009	$26,525	$33,921	$4,091	$64,537	$45,026	$109,563
December 29, 2007	24,187	26,112	4,613	54,912	57,004	111,916

(a)	In connection with its estimate of depreciation expense, the Company recorded an additional depreciation charge of $1,084 during Fiscal 2008, which amount related to the correction of amounts recorded in prior periods. The amount was not material to any prior period.

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before unallocated corporate expenses, interest, foreign currency gains and losses on long-term intercompany notes and income taxes.

The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Unallocated corporate expenses	$50,402	$43,412	$34,189
Pension expense (income)	31,440	(9,025)	(2,821)
Restructuring expense	2,229	279	411
Depreciation and amortization of corporate assets	1,875	3,434	5,966

Corporate/other expenses	$85,946	$38,100	$37,745

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes for Fiscal 2008, Fiscal 2007, and Fiscal 2006, is as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Operating income by operating group	$226,267	$181,790	$156,986
Corporate/other items	(85,946)	(38,100)	(37,745)

Operating income	140,321	143,690	119,241
Other (income) loss	1,926	(7,063)	(2,934)
Interest expense	29,519	37,718	38,527
Interest income	(3,120)	(3,766)	(2,903)

Income from continuing operations before provision for income taxes	$111,996	$116,801	$86,551

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2008%		Fiscal 2007%		Fiscal 2006%

Net revenues:
United States	$942,205	45.6%	$927,152	50.9%	$931,904	57.8%
Europe	576,320	27.9%	470,560	25.9%	328,819	20.4%
Asia	321,228	15.6%	249,680	13.7%	191,756	11.9%
Canada	115,448	5.6%	102,972	5.7%	94,234	5.9%
Mexico, Central and South America	109,822	5.3%	69,215	3.8%	64,488	4.0%

	$2,065,023	100.0%	$1,819,579	100.0%	$1,611,201	100.0%

	January 3, 2009		December 29, 2007

Property, plant and equipment, net:
United States	$57,265	52.3%	$63,282	56.5%
All other	52,298	47.7%	48,634	43.5%

	$109,563	100.0%	$111,916	100.0%

Information about Major Customers: For Fiscal 2008, Fiscal 2007 and Fiscal 2006, no customer accounted for more than 10% of the Company’s net revenue.

Note 6—	Income Taxes

The following presents the domestic and foreign components of income from continuing operations before income taxes and discontinued operations:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Income from continuing operations before provision (benefit) for income taxes:
Domestic	$6,676	$(11,218)	$3,842
Foreign	105,320	128,019	82,709

Total	$111,996	$116,801	$86,551

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Current:
Federal	$120	$428	$552
State and local	3,163	5,141	177
Foreign	45,093	35,461	26,018

Total current tax provision	$48,376	$41,030	$26,747

Deferred:
Federal	$26,614	$4,535	$2,002
State and local	(5,335)	592	519
Foreign	(11,207)	(9,064)	(7,268)
Valuation allowance increase (decrease)	2,021	(7,201)	(1,926)

Total deferred tax provision (benefit)	12,093	(11,138)	(6,673)

Provision for income taxes	$60,469	$29,892	$20,074

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Income from continuing operations before provision for income taxes	$111,996	$116,801	$86,551

Income tax expense computed at U.S. statutory rate	$39,198	$40,880	$30,293
State income taxes, net of federal benefit	(1,437)	3,728	451
Foreign taxes less than the U.S. statutory rate	(2,976)	(18,472)	(11,320)
Foreign income taxed in the U.S	19,370 (a)	5,607	1,029
Non-deductible expenses related to foreign operations	—	3,500	—
Other, net	4,293	1,850	1,547
Increase (decrease) in valuation allowance	2,021	(7,201)	(1,926)

Provision for income taxes	$60,469	$29,892	$20,074

(a)	Includes, among other items, approximately $14,600 related to the repatriation to the U.S. of the net proceeds received in connection with the sale of the Lejaby business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The components of deferred tax assets and liabilities as of January 3, 2009 and December 29, 2007 were as follows:

	January 3, 2009	December 29, 2007

Deferred tax assets:
Inventory	$6,441	$13,765
Pension and post-retirement benefits	12,337	2,360
Advertising credits	13,368	13,628
Reserves and accruals	44,256	51,483
Net operating losses	64,893	73,622
Other	24,321	21,870

	165,616	176,728
Valuation allowance	(15,030)	(11,850)

Subtotal	150,586	164,878

Gross deferred tax liabilities:
Depreciation and amortization	61,938	66,255
Other	—	—

Subtotal	61,938	66,255

Deferred tax asset—net	$88,648	$98,623

Realization of Deferred Tax Assets

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all available positive and negative evidence and records a valuation allowance for those deferred tax assets for which management does not anticipate future realization. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 3, 2009, the Company determined that it is more likely than not that it will realize a benefit from its domestic federal and certain state deferred tax assets based on the criteria described above.

Domestically, the valuation allowance was approximately $8,000 and $6,000 as of January 3, 2009 and December 29, 2007, respectively, and relate to certain of the Company’s state tax loss carryforwards, state tax credits, and deductible temporary differences. The increase in the valuation allowance relates primarily to additional tax loss carryforwards generated during Fiscal 2008 and deductible temporary differences. Internationally, the valuation allowance was approximately $7,000 and $6,000 as of January 3, 2009 and December 29, 2007, respectively. The increase in the valuation allowance relates primarily to additional tax loss carryforwards generated during Fiscal 2008 and deductible temporary differences.

Effective January 4, 2009, with the adoption of SFAS No. 141(R) Business Combinations, adjustments to tax contingencies and valuation allowances provided on deferred taxes related to transactions which were completed prior to the effective date of SFAS 141(R) will generally impact income tax expense.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Attribute Reduction and Limitations

The Company realized cancellation of debt (“COD”) income in connection with its bankruptcy proceedings in 2003. Under U.S. tax law, a company that realized COD income while in bankruptcy is entitled to exclude such income from its U.S. Federal taxable income. A company that excludes COD income is then required to reduce certain tax attributes in an amount equal to the excluded COD income.

There are two alternative interpretations on how the attribute reduction rule should be applied to reduce tax attributes of a U.S. affiliated group of companies. Under one approach, the attribute reduction would be applied on a consolidated return basis and eliminate all of the Company’s U.S. consolidated net operating loss (“NOL”) carryovers generated prior to Fiscal 2004 and reduce certain of its other U.S. tax attributes. Alternatively, the attribute reduction would be applied on a separate company basis and reduce the attributes of each respective entity based on the COD income excluded in that entity. The Company has applied the attribute reduction rules on a separate company basis which resulted in the retention of U.S. net operating loss carryforwards of approximately $246,000 upon the Company’s emergence from bankruptcy on the Effective Date. There can be no assurance that the Company’s position with respect to the separate company attribute reduction approach discussed above will be sustained upon audit by the Internal Revenue Service.

The use of the NOL carryforwards is also subject to an annual limitation under Section 382 of the Internal Revenue Code. Under this provision the Company can use its NOL carryforwards to reduce U.S. taxable income, if any, by approximately $23,400 per year. Any portion of the annual limitation not utilized in any given year may be carried forward and increase the annual limitation in the subsequent year. Additionally, certain losses and expenses generated during the five-year period after the Effective Date may be subject to the Section 382 limitation.

At January 3, 2009, the Company had U.S. NOL carryforwards of approximately $321,000 (including approximately $193,000 that is subject to Section 382) expiring in periods beginning in 2009 through 2028. A benefit of approximately $51,000 related to share based compensation in excess of that recognized for financial reporting purposes will be recorded as a direct addition to paid-in-capital when the utilization results in a reduction of current taxes payable. NOL carryforwards are also subject to the Section 382 limitation in many state jurisdictions. The Company had state NOL carryforwards of approximately $175,000 expiring in periods beginning in 2009 through 2028. The Company had foreign NOL carryforwards of approximately $37,000 of which $6,000 expire between the years 2009 and 2018 and $31,000 have an indefinite life.

At January 3, 2009, the Company had foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company also had state tax credit carryforwards of $2,885 of which $908 expire beginning in 2009 through 2013, $1,635 expires beginning in 2009 through 2027, and $342 have an indefinite life.

Permanent Reinvestment of Foreign Earnings

As of January 3, 2009, the total amount of undistributed earnings of foreign subsidiaries was approximately $249,000. The Company’s intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no domestic deferred income tax provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. The repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4) has not altered management’s intent to permanently reinvest foreign earnings. Management regards the repatriation of the Lejaby net sales proceeds as a one-time event resulting from the sale.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.

FIN 48—Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FIN 48 as of December 31, 2006 (the first day of the 2007 fiscal-year). At January 3, 2009 the Company had gross tax-effected unrecognized tax benefits of $85,968, all of which if recognized, would impact the effective tax rate.

Tax Years Subject to Examination—The Company and its subsidiaries’ conduct business globally, and as a result file income tax returns in the United States, to include various state and local jurisdictions, as well as in foreign jurisdictions. The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities to include key jurisdictions such as the Netherlands, Italy, Hong Kong, Korea, and Mexico. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.

Classification of Interest and Penalties—The Company recognizes penalties and interest related to uncertain tax positions in income tax expense. As of January 3, 2009 and December 29, 2007, total accrued interest and penalties were approximately $4,500 and $1,500 respectively. During the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company recognized interest and penalties for uncertain tax positions of approximately $3,000, $1,000 and $500, respectively.

Tabular Reconciliation of Unrecognized Tax Benefit—The following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of Fiscal 2008 and Fiscal 2007.

	2008	2007

Balance at the beginning of the fiscal year	$81,705	$72,564
Increases:
Tax Positions Taken – Current Year	9,037	5,301
Tax Positions Taken – Prior Year	10,575	6,774
Decreases:
Tax Positions Taken – Current Year	—	—
Tax Positions Taken – Prior Year	(13,211)	(1,632)
Settlements During Year	(2,138)	(1,302)
Lapse of Statute of Limitations	—	—

Balance at end of the fiscal year	$85,968	81,705

Anticipated Changes within Twelve Months—It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next twelve months.

Note 7—	Employee Retirement Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

completed service prior to 2002 (the “Pension Plan”). The Company also sponsors a defined benefit plan for certain of its United Kingdom employees (the “UK Plan”). These pension plans are noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

The Company adopted SFAS 158 in Fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheets the funded status of a benefit plan. For each of the pension plans, this is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Postretirement Plans (primarily retiree health care plans), this is equal to the accumulated benefit obligation since these plans are unfunded.

Effective January 1, 2003, the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The accumulated benefit obligation for the Pension Plan was equal to the projected benefit obligation at December 31, 2002 due to the curtailment of plan benefits at that date.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On October 5, 2003 (the beginning of the fourth quarter of Fiscal 2003), the Company changed its method of accounting for its defined benefit plans to a method that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income/expense in the statements of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. For the Postretirement Plans, the Company was required to recognize to accumulated other comprehensive income an unrecognized net actuarial loss of $2,350.

SFAS 158 was adopted on October 1, 2006 and the effect on the Company’s consolidated balance sheet was as follows:

	Pension	Postretirement
	Plans	Plans

Other long-term liabilities	$—	$2,350

Total liabilities	$—	$2,350

Accumulated other comprehensive income	$—	$(2,350)

Total stockholders’ equity	$—	$(2,350)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The following tables include the Pension Plan for Fiscal 2008 and Fiscal 2007. The UK Plan was not considered to be material for any period presented.

A reconciliation of the balance of plan benefit obligations follows:

	Pension Plans		Postretirement Plans
	January 3,	December 29,	January 3,	December 29,
	2009	2007	2009	2007

Change in projected benefit obligations:
Benefit obligation at beginning of period	$141,870	$151,684	$4,769	$7,626
Service cost	—	—	71	166
Interest cost	9,498	8,997	267	409
Actuarial (gain) (a)	(13,227)	(8,345)	(1,635)	(2,804)
Benefits paid	(10,524)	(10,466)	(354)	(628)

Benefit obligation at end of period	$127,617	$141,870	$3,118	$4,769

(a)	The Pension Plan’s actuarial gain in Fiscal 2008 is due primarily to the gain related to the change in the discount rate ($16,200), partially offset by other actuarial losses ($3,000) during Fiscal 2008. The Pension Plan’s actuarial gain in Fiscal 2007 is due primarily to the gain related to the change in the discount rate ($11,800), partially offset by other actuarial losses ($3,500) during Fiscal 2007. The Postretirement Plans’ actuarial gain in Fiscal 2008 is primarily related to the change in the discount rate ($400) and other actuarial gains ($1,235). The Postretirement Plans’ actuarial gain in Fiscal 2007 is primarily related to a plan amendment ($1,800), the change in the discount rate ($500) and other actuarial gains ($500).

A reconciliation of the change in the fair value of plan assets is as follows:

	Pension Plans		Postretirement Plans
	January 3,	December 29,	January 3,	December 29,
	2009	2007	2009	2007

Fair value of plan assets at beginning of period	$138,147	$125,246	$—	$—
Actual return on plan assets	(35,169)	9,677	—	—
Employer’s contributions	8,133	13,690	354	628
Benefits paid	(10,524)	(10,466)	(354)	(628)

Fair value of plan assets at end of period	$100,587	$138,147	$—	$—

Unfunded status	$(27,030)	$(3,723)	$(3,118)	$(4,769)
Unrecognized net actuarial (gain)	—	—	(1,869)	(372)

Net amount recognized / Retirement obligations (a)	$(27,030)	$(3,723)	$(4,987)	$(5,141)

(a)	The net amount recognized for the Pension Plan as of January 3, 2009 is included in the Company’s consolidated balance sheets in Accrued pension obligations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The components of net periodic (benefit) cost are as follows:

	Pension Plans			Postretirement Plans
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006

Service cost	$—	$—	$—	$71	$166	$201
Interest cost	9,498	8,997	8,820	267	409	433
Expected return on plan assets	(10,942)	(10,184)	(9,069)	—	—	—
(Gain) loss on plan assets in						—
excess of expected return	46,111	507	(1,521)	—	—	—
Net actuarial (gain) loss (a)	(13,227)	(8,345)	(1,051)	(166)	—	165
Amortization of loss	—	—	—	28	112	—

Net (benefit) cost (b)	$31,440	$(9,025)	$(2,821)	$200	$687	$799

(a)	The Pension Plan’s actuarial gain in Fiscal 2008 is due primarily to the gain related to the change in the discount rate ($16,200), partially offset by other actuarial losses ($3,000) during Fiscal 2008. The Pension Plan’s net actuarial gain in Fiscal 2007 is primarily related to the change in the discount rate ($11,800), partially offset by other actuarial losses ($3,500, including a $500 loss on plan assets). The Pension Plan’s net actuarial gain in Fiscal 2006 is primarily related to the change in the discount rate, partially offset by other actuarial losses in Fiscal 2006.

(b)	The Pension Plan’s net benefit (income) cost does not include costs related to certain foreign defined benefit plans of $204, $187 and $464 in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as a component of net benefit (income) cost in fiscal 2009:

	Pension	Postretirement
	Plans	Plans

Initial net asset (obligation)	$—	$—
Prior service cost	—	166
Net loss	—	—
Total estimated amortization from Accumulated	—	—

Other Comprehensive Income for fiscal 2009	$—	$166

The Pension Plan’s weighted average asset allocations are as follows:

	Targeted	January 3,	December 29,
	Asset Allocation	2009	2007

Asset Category:
Equity securities	40%	33%	41%
Debt securities	20%	27%	17%
Real estate	5%	6%	6%
Cash	—	20%	—
Other	35%	14%	36%

Total	100%	100%	100%

The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall Pension Plan assets at January 3, 2009. The Company’s goal is to provide for steady growth in the Pension Plan’s assets, exceeding the Company’s expected return on plan assets of 8%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

investments and fund managers. The portfolio is balanced annually to maintain the Company’s targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

Investments are stated at fair value based upon quoted market prices, if available. The Pension Plan also invests in limited partnerships and common collective trusts, the amounts for which have no quoted market price and represent estimated fair value. The Pension Plan’s investments in limited partnerships (approximately $14,334 at January 3, 2009 and $47,292 at December 29, 2007) are valued based on estimated fair value by the management of the limited partnerships as reported to the Trustee in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The Pension Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements. Investments in common collective trusts are valued at the net asset value, as determined by the trust manager, of the shares held by the Pension Plan at year end, which is based on the fair value of the underlying assets. The common collective trusts are not traded on a public exchange and maintain a net asset value of $1 per share.

In August 2006, the Pension Protection Act (the “PPA”) was signed into law in the U.S. In general, the PPA requires that all single-employer defined benefit plans be fully funded within a seven year period, beginning in January 1, 2008. The PPA replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and a specified mortality assumption. Pursuant to the requirements of the PPA, the Company made contributions totaling $8,133 during 2008. At January 3, 2009, the funded status of the Pension Plan exceeded the minimum funding required by the PPA.

The Company expects to contribute approximately $3,900 to the Pension Plan in fiscal 2009. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Future benefit payments are expected to be:

	Pension	Postretirement
	Plans	Plans

2009	$10,600	$340
2010	10,600	330
2011	10,600	330
2012	10,800	320
2013	10,800	310
2014-2018	55,600	1,420

The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Discount rate used for determining projected benefit obligation	8.00%	6.75%	6.00%
Discount rate used for determining net benefit (income) cost	6.75%	6.00%	5.85%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	N/A	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	N/A	N/A

The Company’s discount rate used for determining projected benefit obligation for both the Pension Plan and Postretirement Plans was 8.0% for Fiscal 2008, 6.75% for Fiscal 2007 and 6.0% for Fiscal 2006. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated “Aa” or higher by Moody’s or Standard & Poors Investor Services) corporate bond yields and the duration of obligations for participants in the Pension Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company believes that a 2008 discount rate of 8.0% for the Pension Plan properly reflects the characteristics of the Company’s plan, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to Pension Plan assets and reflects the Company’s expectation of the long-term rate of return on the Pension Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company’s estimated long-term rate of return on Pension Plan assets (used to determine estimated pension expense for interim periods) is based upon the actual net returns realized by the Pension Plan’s assets for the last three years (approximately 8.0% net of Pension Plan expenses) and the return expected to be earned in the future based upon the historical rates of return earned by the S&P 500 Index (65%) and the Lehman Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of Pension Plan assets. The weighted index rate of return has been approximately 4.1% net of estimated Pension Plan expenses since the inception of the Pension Plan’s current investment strategy. The rate of compensation increase is not applicable for the Pension Plan

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

because Pension Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is its fiscal year-end.

The fair value of the Pension Plan’s assets, as noted above, was approximately $100,587 at January 3, 2009, compared to approximately $138,147 at December 30, 2007. The fair value of the Pension Plan’s assets reflects a $46,112 decline from their assumed value of approximately $146,699, net of benefits paid, at January 3, 2009, based on an assumed rate of return of 8% per annum. The Company recorded pension expense in the fourth quarter of Fiscal 2008 of approximately $30,000 based upon this decline in the fair value of the Pension Plan assets. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors.

For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	January 3,	December 29,
	2009	2007

Health care cost trend rate assumed next year:
Pre-65	8.0%	8.5%
Post-65	7.0%	9.0%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year trend rate reaches the ultimate rate	2027	2012

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$36	$(30)
Effect on health care component of the accumulated post-retirement benefit obligation	$264	$(227)

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $11,500 (including $4,600 of maximum profit sharing contribution), $11,250 (including $4,500 of maximum profit sharing contribution) and $11,000 (including $4,400 of maximum profit sharing contribution) for 2008, 2007 and 2006, respectively. Employees fully vest in the Company contribution once they have attained four years. Company contributions to the defined contribution plan, in the aggregate, were $4,106 (including $1,822 of profit sharing contribution for Fiscal 2007 made in Fiscal 2008), $4,069 (including $1,943 of profit sharing contribution for Fiscal 2006 made in Fiscal 2007) and $4,148 (including $1,920 of profit sharing contribution for Fiscal 2005 made in Fiscal 2006) for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively

On April 25, 2005, the Company adopted a deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a “rabbi” trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of January 3, 2009 and December 29, 2007, the Company had a liability with respect to the Deferred Compensation Plan of $1,563 and $1,379, respectively, for employee contributions and investment activity to date, which is recorded in other long-term liabilities.

On January 31, 2007, the Company adopted a non-employee director’s deferred compensation plan (the “Directors Deferred Compensation Plan”) for the benefit of non-employee directors. The Directors Deferred Compensation Plan allows participating directors to make pre-tax deferrals of their annual retainer and committee meeting fees, whether payable in the form of cash or unrestricted shares of the Company’s common stock. A bookkeeping account is established for each participant and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating non-employee director. As of January 3, 2008 and December 29, 2007, the Company had a liability with respect to the Directors Deferred Compensation Plan of $400 and $242, respectively, for director contributions and investment activity to date, which is recorded in other long-term liabilities.

Note 8—	Inventories

	January 3,	December 29,
	2008	2007

Finished goods	$259,163	$260,478
Work in process / in transit	62,932	57,074
Raw materials	4,202	15,100

	$326,297	$332,652

See Note 17 of Notes to Consolidated Financial Statements for information related to derivative financial instruments used by the Company to mitigate foreign currency risk related to purchases and sales of inventory.

Note 9—	Property, Plant and Equipment

	January 3,	December 29,
	2009	2007

Land and land improvements	$493	$491
Building, building improvements and leasehold improvements	55,992	48,697
Furniture and fixtures	61,369	56,535
Machinery and equipment	26,680	24,971
Computer hardware and software	101,193	96,206
Construction in progress	7,027	8,892

	$252,754	$235,792
Less: Accumulated depreciation and amortization	(143,191)	(123,876)

Property, plant and equipment, net	$109,563	$111,916

Depreciation and amortization expense related to property, plant and equipment was $36,708, $52,165, and $35,330 for Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Note 10—	Intangible Assets and Goodwill

The following tables set forth intangible assets at January 3, 2009 and December 29, 2007 and the activity in the intangible asset accounts during Fiscal 2008 and Fiscal 2007:

	January 3, 2009			December 29, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$281,800	$36,894	$244,906	$271,634	$29,525	$242,109
Other	16,204	6,729	9,475	16,912	4,469	12,443

	298,004	43,623	254,381	288,546	33,994	254,552
Indefinite lived intangible assets:
Trademarks	19,366	—	19,366	19,366	—	19,366
Licenses in perpetuity	8,909	—	8,909	8,909	—	8,909

	28,275	—	28,275	28,275	—	28,275

Intangible Assets	$326,279	$43,623	$282,656	$316,821	$33,994	$282,827

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at December 30, 2006	$120,153	$43,243	$295,986	$13,004	$472,386
Amortization expense	—	—	(10,701)	(2,466)	(13,167)
Disposition of Catalina and Anne Cole (a)	(5,703)	(2,946)	—	—	(8,649)
Acquisition of Shanghai stores	—	—	—	500	500
Transfer of Lejaby to discontinued operations (b)	(17,699)	—	—	—	(17,699)
Recognition of deferred tax assets (c)	(77,385)	(31,388)	(69,322)	—	(178,095)
Translation adjustments	—	—	26,146	1,405	27,551

Balance at December 29, 2007	19,366	8,909	242,109	12,443	282,827
Amortization expense	—	—	(7,369)	(2,260)	(9,629)
Acquisition of CK licenses (d)	—	—	24,700	—	24,700
Renewal of Chaps license (e)	—	—	2,027	—	2,027
Translation adjustments	—	—	(16,561)	(708)	(17,269)

Balance at January 3, 2009	$19,366	$8,909	$244,906	$9,475	$282,656

(a)	On December 28, 2007, the Company sold its Catalina and Anne Cole businesses. See Note 3.

(b)	As of December 29, 2007, the Company’s Lejaby business was classified as a discontinued operation. See Note 3.

(c)	During Fiscal 2007 reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets related to NOL carryovers in existence as of the Effective Date) of $188,557 were ratably applied against non-current intangible assets in existence as of the Effective Date as follows: $178,095 to intangibles of continuing operations, $10,401 to intangibles of discontinued operations and $61 to intangible that were sold during Fiscal 2007. See Note 6 for additional disclosure regarding deferred tax assets and reductions in valuation allowances.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

(d)	In connection with the purchase of the 2008 CK Licenses, the Company recorded intangible assets of $24,700 during Fiscal 2008 related to licenses for a term. See Note 2. The Company expects to amortize the 2008 CK Licenses over a weighted average period of approximately 37 years.

(e)	During Fiscal 2008, the Company paid $2,027 to renew its Chaps license through December 31, 2013. The Company expects to amortize the rights associated with the Chaps renewal payment over a period of approximately five years.

The following table summarizes the Company’s weighted average amortization period related to each class of finite-lived intangible asset:

	Assigned Value as of
	Date of	Weighted Average
	Acquisition	Useful Life

Licenses acquired for a term	$221,039	40 years
Favorable leases, customer lists and other	13,800	9 years

	$234,839

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2009	$9,771
2010	9,022
2011	8,411
2012	8,225
2013	8,130

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2008 and Fiscal 2007:

	Sportswear	Intimate Apparel
	Group	Group	Swimwear Group	Total

Goodwill balance at December 30, 2006	$100,150	$359	$642	$101,151
Adjustment:
Income taxes (a)	(760)	—	—	(760)
Translation adjustments	8,312	41	—	8,353
Other (b)	(1,796)	—	—	(1,796)

Goodwill balance at December 29, 2007	105,906	400	642	106,948
Adjustment:
Translation adjustments	(6,620)	(24)	—	(6,644)
Other (b)	(168)	—	—	(168)

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136

(a)	Reflects adjustments for deferred taxes primarily related to the establishment of NOL’s in existence as of the date of acquisition of the CKJEA business.

(b)	Primarily related to the reduction of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA business.

During the fourth quarter of Fiscal 2008, the Company conducted its annual test to determine if there was an impairment in the carrying value of its goodwill or intangible assets, consisting primarily of licenses and trademarks for its Calvin Klein products. See Note 1 of Notes to Consolidated Financial Statements—Significant Accounting Policies- Goodwill and Other Intangible Assets. The Company concluded that its goodwill and intangible assets were not impaired.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Note 11—	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of January 3, 2009 and December 29, 2007 are summarized below:

	January 3,	December 29,
	2009	2007

Foreign currency translation adjustments (a)	$13,198	$70,610
Actuarial (losses), net related to post retirement medical plans	(29)	(793)
(Loss) on cash flow hedges	(328)
Other	—	(234)

Total accumulated other comprehensive income	$12,841	$69,583

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations. The decrease of $57,412 in the gain related to foreign currency translation adjustments for Fiscal 2008 compared to Fiscal 2007 reflects the decline in the strength of foreign currencies relative to the US dollar, coupled with the fact that approximately 60% of the Company’s assets are based outside of the U.S.

Note 12—	Debt

Debt was as follows:

	January 3,	December 29,
	2009	2007

Short-term debt
CKJEA notes payable and other	$67,893	$54,315
Revolving credit facilities	11,995	—
Current portion of Term B Note due 2012	—	1,800

	79,888	56,115

Long-term debt
8 7/8% Senior Notes due 2013	160,890	205,000
Unrealized gain on swap agreements	2,904	—
Term B Note due 2012	—	105,500

	163,794	310,500

Total Debt	$243,682	$366,615

As of January 3, 2009, total maturity of long-term debt was $160,890 on June 15, 2013.

Financing Agreements

Senior Notes

On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. On June 2, 2006, the Company purchased $5,000 aggregate principal amount of the outstanding $210,000 Senior Notes for total consideration of $5,200 in the open market. In connection with the purchase, the Company recognized a loss on the repurchase of debt of approximately $458, which included the write-off of approximately $258 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statements of Operations. During March 2008, the Company purchased $44,110 aggregate principal amount of the

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

outstanding 8 7/8% Senior Notes due 2013 for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statement of Operations.

The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the New Credit Agreements) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the New Credit Agreements) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50,000. The 2003 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (“LIBOR”) plus 4.11% (6.43% at January 3, 2009). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $160,890 aggregate principal amount of Senior Notes outstanding. As of January 3, 2009, the fair value of the 2003 Swap Agreement was a gain of $1,972. As of December 29, 2007, the fair value of the 2003 Swap Agreement was a gain of $128.

On November 5, 2004, the Company entered into a second interest rate swap agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25,000. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (6.63% at January 3, 2009). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement as a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $160,890 aggregate principal amount of Senior Notes outstanding. As of January 3, 2009, the fair value of the 2004 Swap Agreement was a gain of $932. As of December 29, 2007, the fair value of the 2004 Swap Agreement was a loss of $148.

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 7.77% and 8.93% as of January 3, 2009 and December 29, 2007, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the unrealized gain (losses) of the Company’s outstanding swap agreements:

	January 3,	December 29,
	2009	2007

Unrealized gain (loss):
2003 Swap Agreement	$1,972	$128
2004 Swap Agreement	932	(148)

Net unrealized gain (loss)	$2,904	$(20)

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

The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note. Borrowings under the New Credit Agreements were used to repay the outstanding balance under the Term B Note. In addition, the New Credit Agreements will be used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.

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

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at January 3, 2009) or (ii) a LIBOR Rate plus 1.75% (3.16% at January 3, 2009) , in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (4.25% at January 3, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (3.10% at January 3, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

The New Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The New Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the New Credit Agreements) is less than a threshold amount (as specified in the New Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the New Credit Agreements) must be at least 1.1 to 1.0.

The covenants under the New Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the New Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the New Credit Agreements) for the last four quarters was at least 1.1 to 1.0 and certain other requirements are met.

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

On August 26, 2008, the Company used $90,000 of the proceeds from the New Credit Agreements and $16,000 of its existing cash and cash equivalents to repay $106,000 in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full (see below). The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. During Fiscal 2008, the Company used its cash and cash equivalents to repay borrowings of $89,851 under the New Credit Agreement. As of January 3, 2009, the Company had

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

approximately $149 in loans and approximately $81,113 in letters of credit outstanding under the New Credit Agreement, leaving approximately $130,882 of availability (including $12,566 of available cash) under the New Credit Agreement. As of January 3, 2009, there was $11,845 of loans and no letters of credit outstanding under the New Canadian Credit Agreement and available credit was approximately $11,918.

In connection with the termination of the Amended and Restated Credit Agreement, during Fiscal 2008, in accordance with Emerging Issues Task Force Issue No. 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements (“EITF 98-14”), the Company wrote-off approximately $2,100 of deferred financing costs, which had been recorded as Other Assets on the consolidated balance sheet. The write-off of deferred financing costs is included in interest expense in the Consolidated Statement of Operations. In addition, approximately $200 of deferred financing costs related to the Amended and Restated Credit Agreement was not written-off in accordance with the provisions of EITF 98-14 and will be amortized over the term of the New Credit Agreements. The Company recorded approximately $4,200 of deferred financing costs in connection with the New Credit Agreements, which will be amortized using the straight-line method through August 25, 2013.

Revolving Credit Facility; Amended and Restated Credit Agreement

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement in connection with the closing of the New Credit Agreements (see above), including all related guarantees, mortgages, liens and security interests and repaid, in full, the Term B Note (see below). On January 31, 2006, the Company’s previous revolving credit facility had been amended and restated (the “Amended and Restated Credit Agreement”) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the “Term B Note”) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bore interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 29, 2007, the weighted average interest rate for the loans outstanding under the Term B Note was 6.77%.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. In accordance with the Amended and Restated Credit Agreement, effective April 3, 2007, rates for the revolving credit facility were adjusted to the Citibank N.A.’s base rate plus 0.25% (7.50% at December 29, 2007) or at LIBOR plus 1.25% (approximately 5.98% at December 29, 2007), in each case, on a per annum basis. Prior to the April 3, 2007 adjustment, borrowings under the revolving credit facility bore interest at Citibank N.A.’s base rate plus 0.50% (8.75% at December 30, 2006) or at LIBOR plus 1.5% (approximately 6.86% at December 30, 2006), in each case, on a per annum basis. The Company entered into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bore interest based upon Citibank N.A.’s base rate. The revolving credit facility contained financial covenants that, among other things, required the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the previous revolving credit facility contained certain covenants that, among other things, limited investments and asset sales, prohibited the payment of dividends (subject to limited exceptions) and limited the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The Amended and Restated Credit Agreement was guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, were secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

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

Euro-Denominated CKJEA Notes Payable

In connection with the CKJEA Acquisition in January 2006, the Company assumed certain debt of approximately $89,541. Simultaneously with the closing of the acquisition, the Company repaid approximately $44,518 of the outstanding debt. Debt of $62,316 and $54,109 at January 3, 2009 and December 29, 2007, respectively, consisted of short-term revolving credit facilities with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of January 3, 2009 and December 29, 2007, the weighted average interest rate for the assumed debt outstanding was approximately 4.50% and 4.88% respectively. All of the CKJEA Business’ short-term notes have been renewed for additional terms of no more than 12 months.

Foreign Revolving Credit Facility

During Fiscal 2008, the Company terminated the Foreign Revolving Credit Facility, under which no amounts were outstanding, including all related guarantees, mortgages, liens and security interests. During Fiscal 2005, certain of the Company’s foreign subsidiaries (the “Foreign Subsidiaries”) had entered into a $25,000 revolving credit facility with Bank of America, N.A. (the “Foreign Revolving Credit Facility”). The Foreign Revolving Credit Facility provided for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrued interest at LIBOR or, if applicable, the lending bank’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility was secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each other’s obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contained covenants

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

that required the Foreign Subsidiaries to maintain certain financial ratios and limited the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contained certain restrictive covenants which, among other things, limited investments by the Foreign Subsidiaries and prohibited the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility was subject to the satisfaction of certain conditions. As of December 29, 2007, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility.

Debt Covenants

The Company was in compliance with the covenants of its New Credit Agreements, Amended and Restated Credit Agreement, Senior Notes or Foreign Revolving Credit Facility as of January 3, 2009 and December 29, 2007.

Interest

The Company anticipates that interest payments, based on the fixed rate of 8 7/8% for the Senior Notes, are as follows: $14,279 in 2009; $14,279 in 2010; $14,279 in 2011; $14,279 in 2012 and $6,591 in 2013.

Note 13—Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at January 3, 2009 or December 29, 2007.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this authorized program will be made over a period of up to four years from the date the program was approved. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. As of January 3, 2009, the Company had cumulatively purchased 1,509,869 shares of common stock in the open market at a total cost of approximately $37,912 (an average cost of $25.11 per share) under the 2007 Share Repurchase Program. During Fiscal 2008, the Company purchased 943,000 shares of common stock in the open market at a total cost of approximately $15,865 (an average cost of $16.82 per share). During Fiscal 2007, the Company purchased 566,869 shares of common stock in the open market at a total cost of approximately $22,047 (an average cost of $38.89 per share).

In July 2005, the Company’s Board of Directors authorized a share repurchase program (the “2005 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. As of December 29, 2007, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $77,256 (an average cost of $25.75 per share) under the 2005 Share Repurchase Program. During Fiscal 2007, the Company purchased 978,915 shares of common stock in the open market at a total cost of approximately $33,156 (an average cost of $33.87 per share) under the 2005 Share Repurchase Program. As of December 30, 2006, the Company had cumulatively purchased 2,021,085 shares of common stock in the open market

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

at a total cost of approximately $44,100 (an average cost of $21.82 per share) under the 2005 Share Repurchase Program. During Fiscal 2006, the Company purchased 2,011,934 shares of common stock in the open market at a total cost of approximately $43,900 (an average cost of $21.81 per share) under the 2005 Share Repurchase Program. During Fiscal 2005, the Company purchased 9,151 shares of its common stock in the open market at a total cost of approximately $222 ($24.25 per share) under the 2005 Share Repurchase Program.

Repurchased shares are held in treasury pending use for general corporate purposes.

2005 Stock Incentive Plan

The Warnaco Group, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,750,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 1,025,000. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,750,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date. At January 3, 2009, under the 2005 Stock Incentive Plan, there were approximately 443,000 shares available for future grants of stock options and approximately 176,000 shares available for future grants of either stock options or restricted stock awards.

2003 Stock Incentive Plan

The Compensation Committee of the Company’s Board of Directors is responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and determines, subject to its provisions, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to 1/4 of the award, six months after the grant date and, with respect to an additional 1/4 of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At January 3, 2009, under the 2003 Stock Incentive Plan, there were approximately 81,000 shares available for future grants of either stock options or restricted stock awards.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

A summary of stock option award activity under the Company’s stock incentive plans as of January 3, 2009 and changes during Fiscal 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding as of December 29, 2007	3,369,348	$18.76
Granted	460,300	49.81
Exercised	(1,582,071)	18.02
Forfeited / Expired	(98,765)	28.74

Outstanding as of January 3, 2009	2,148,812	$25.50	6.9	5,603

Options exercisable as of January 3, 2009	1,307,885	$17.44	5.7	5,593

(a)	456,635 options are expected to vest in fiscal 2009.

A summary of the activity for unvested restricted share/unit awards as of January 3, 2009 and changes during Fiscal 2008 is presented below:

		Weighted
	Restricted	Average Grant
	Shares/Units	Date Fair Value

Unvested as of December 29, 2007	833,292	$26.06
Granted	251,540	48.15
Vested	(347,013)	25.59
Forfeited	(72,863)	29.46

Unvested as of January 3, 2009	664,956	$34.30

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2008, Fiscal 2007 and Fiscal 2006 are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Weighted-average grant date fair value of options granted	$20.21	$10.78	$8.52
Intrinsic value of options exercised	28.35	14.23	10.85
Total fair value of restricted shares/units vested	37.15	28.13	22.38

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The following represents the reconciliation of the number of shares of common stock and treasury stock issued and outstanding as of January 3, 2009:

	January 3, 2009	December 29, 2007

Common Stock:
Balance at beginning of year	48,202,442	46,985,925
Shares issued upon exercise of stock options	1,582,071	922,314
Shares issued upon vesting of restricted stock grants	347,013	273,403
Shares issued to directors / other	(8,912)	20,800

Balance at end of year	50,122,614	48,202,442

Treasury Stock:
Balance at beginning of year	3,796,302	2,161,225
Purchases of Common Stock (a)	1,069,099	1,635,077

Balance at end of year	4,865,401	3,796,302

(a)	Represents 943,000 and 1,545,784 shares for Fiscal 2008 and Fiscal 2007, respectively, purchased under the Company’s share repurchase programs and 126,099 and 89,293 shares for Fiscal 2008 and Fiscal 2007, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

For additional disclosures related to stock-based compensation, see Note 1 of the Notes to Consolidated Financial Statements—Stock-Based Compensation.

Note 14—	Income per Common Share

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Numerator for basic and diluted income per common share:
Income from continuing operations	$50,180	$86,909	$66,477

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,351,336	44,908,028	45,719,910

Income per common share from continuing operations	$1.11	$1.94	$1.45

Diluted:
Weighted average number of shares outstanding	45,351,336	44,908,028	45,719,910
Effect of dilutive securities:
Employee stock options	998,110	1,250,616	833,412
Unvested employees’ restricted stock	429,661	459,663	329,077

Weighted average number of shares and share equivalents outstanding	46,779,107	46,618,307	46,882,399

Income per common share from continuing operations	$1.07	$1.86	$1.42

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	441,700	4,400	1,673,095

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price for each period presented are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Note 15—	Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2028. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of January 3, 2009:

	Rental payments
Year	Real Estate	Equipment

2009	$50,505	$6,224
2010	44,228	4,150
2011	38,262	2,147
2012	34,847	1,602
2013	28,427	894
2014 and thereafter	74,186	28

Rent expense included in the consolidated statements of operations for Fiscal 2008, Fiscal 2007, and Fiscal 2006 was $61,314, $53,779, and $42,417, respectively.

The Company had capital lease obligations of zero and $206 as of January 3, 2009 and December 29, 2007, respectively.

Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of January 3, 2009:

Year	Minimum Royalty (a)

2009	$57,791
2010	60,397
2011	58,419
2012	58,520
2013	58,624
2014 and thereafter	816,659

(a)	Includes all minimum royalty obligations. Some of the Company’s license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company’s license agreements also require the Company to pay a specified percentage of net revenue (ranging from 1-4%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $4,177, $2,001, $1,470, zero, zero and $414 in fiscal 2009, 2010, 2011, 2012, 2013 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements. The Company also had accrued severance costs of $884 for fiscal 2009. See Note 4 of Notes to Consolidated Financial Statements.

As of January 3, 2009, the Company had purchase obligations of $19,834, $18,960, $9,197, $520 and $520 for fiscal 2009, 2010, 2011, 2012 and 2013 respectively. Amounts due include, among other items,

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

purchase obligations of approximately $40,800 pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 3. In addition, amounts relate to payments for software maintenance fees, software licensing and maintenance fees and advertising.

As of January 3, 2009, the Company has entered into foreign exchange forward contracts and zero-cost collar option contracts to mitigate its foreign exchange risk. See Notes 1 and 17 of Notes to Consolidated Financial Statements for further information on these contracts.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, above, for a summary of the Company’s contractual obligations.

Note 16—	Fair Value Measurement

As discussed in Note 1, the Company adopted SFAS 157 on December 30, 2007, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to derivative contracts.

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

Valuation Techniques

The fair value of interest rate swaps was estimated based on the amount that the Company would receive or pay to terminate the swaps on the valuation date. Those amounts are based on receipt of interest at a fixed interest rate of 8 7/8% and a payment of a variable rate based on a fixed interest rate above the six month LIBOR rate. As such, the fair value of the interest rate swaps is classified as level 2, as defined above.

The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts is based on exchange-quoted prices that are adjusted based on a forward yield curve and, therefore, meets the definition of level 2 fair value, as defined above.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 3, 2009 as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swaps	$—	$2,904	$—
Foreign currency exchange contracts	$—	$2,345	$—
Liabilities
Foreign currency exchange contracts		$5,484

Note 17—	Financial Instruments

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

Short-term Revolving Credit Facilities: The carrying amount of the short-term New Credit Agreements, CKJEA revolving credit facilities and other short term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.

Senior Notes: The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes.

Term B Note: The Term B Note was terminated during Fiscal 2008 and bore interest at a weighted average interest rate of 6.77% at December 29, 2007. The carrying amount of the Fiscal 2007 Term B Note approximates fair value, as the notes bear interest at variable rates which fluctuate with market rates.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	January 3, 2009		December 29, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Accounts receivable	$251,886	$251,886	$267,450	$267,450
Pension Plan assets (a)	100,587	100,587	138,147	138,147
Accounts payable	146,030	146,030	138,944	138,944
Short-term revolving credit facilities	79,888	79,888	54,109	54,109
Senior Notes	160,890	152,846	204,980	207,819
Interest rate swaps – net loss	2,904	2,904	20	20
Term B Notes	—	—	107,300	107,300
Pension Plan liabilities (a)	127,617	127,617	147,097	147,097
Letters of credit	—	81,113	—	58,956
Open foreign currency exchange contracts – assets (liabilities)	(235)	(235)	(592)	(592)

(a)	Pension Plan assets are not owned by the Company, they are owned by the Pension Plans. These Pension Plan assets are netted against the outstanding Pension Plan liabilities in the Company’s Consolidated Balance Sheet. See Note 7.

Derivative Financial Instruments

During Fiscal 2008, the Company’s Korean and European subsidiaries entered into foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period or payment of 100% of the minimum royalty and advertising expenses, respectively. These forward contracts were designated as cash flow hedges in accordance with SFAS 133. In addition, Warnaco Inc. entered into foreign currency exchange contracts, including, zero-cost collars, on behalf of certain of its European, Korean and/or Canadian subsidiaries, which were accounted for as economic hedges, not subject to SFAS 133. In addition, one European subsidiary entered into a forward contract related to purchases of inventory, which did not qualify for hedge accounting under SFAS 133 and was accounted for as an economic hedge. These forward contracts were designed to fix the number of euros, Canadian dollars and/or Korean won required to satisfy (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany sales to a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. See Note 1 to Notes to Consolidated Financial Statements — Derivative Financial Instruments for accounting policies related to derivatives and hedging activity. The Company also entered into interest rate swaps, which were designated as fair value hedges under SFAS 133, related to its long-term debt. See Note 12 to Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

The following table summarizes the Company’s derivative instruments as of January 3, 2009. Amounts for prior periods are immaterial and are not presented.

		Asset Derivatives		Liability Derivatives
		As of January 3, 2009		As of January 3, 2009
	Type (a)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133
Foreign exchange contracts	CF	Other current assets		Other current liabilities	$(328)
Interest rate swaps	FV	Other assets	$2,904	Long-term debt

Total derivatives designated as hedging instruments under SFAS 133			$2,904		$(328)

Derivatives not designated as hedging instruments under SFAS 133(b)
Foreign exchange contracts		Other current assets	$2,345	Other current liabilities	$(5,156)

Total derivatives not designated as hedging instruments under SFAS 133			$2,345		$(5,156)

Total derivatives			$5,249		$(5,484)

(a)	CF = cash flow hedge; FV = fair value hedge

(b)	See Note 1 of Notes to Consolidated Financial Statements for additional information on the Company’s purposes for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following table summarizes the effect of the Company’s derivative instruments on the Statement of Operations for the year ended January 3, 2009. Amounts for prior periods are immaterial and are not presented.

		Amount of Gain	Location of Gain	Amount of Gain (Loss)		Amount of Gain
		(Loss) Recognized	(Loss) Reclassified	Reclassified from	Location of Gain (Loss)	(Loss) Recognized
		in OCI on	from Accumulated	Accumulated OCI	Recognized in Income	in Income on
	Nature of Hedged	Derivatives	OCI into Income	into Income	on Derivative	Derivative
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Transaction	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)(c)	(Ineffective Portion)

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$330	cost of goods sold	$394	other income/loss	$—
Foreign exchange contracts	Purchases of inventory (b)	$(264)	cost of goods sold		other income/loss

Total		$66		$394		$—

(a)	At January 3, 2009, the amount hedged was $8,866; contracts expire September 2009.

(b)	At January 3, 2009, the amount hedged was $5,340; contracts expire October 2009.

(c)	No amounts were excluded from effectiveness testing

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Derivatives not					Location of Gain	Amount of Gain
designated as					(Loss) Recognized	(Loss) Recognized
hedging instruments	Nature of Hedged		Amount		in Income on	in Income
under SFAS 133	Transaction	Instrument	Hedged	Maturity Date	Derivative	on Derivative

Foreign exchange contracts(d)	Purchases of inventory	Forward contracts	$34,373	November 2009 – December 2009	other income/loss	$1,711
Foreign exchange contracts(e)	Intercompany sales of Forward contracts	Forward contracts	3,487	August 2009	other income/loss	467
Foreign exchange contracts(f)	Minimum royalty and advertising costs	Forward contracts	10,000	October 2009	other income/loss	63
Foreign exchange contracts	Intercompany loans	Zero-cost collars	21,100	November 2009 – April 2010	other income/loss	(258)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	50,000	February 2009 – September 2009	selling, general and administrative	(4,691)

Total						$(2,708)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the euro and Canadian dollar, entered into by Warnaco Inc. on behalf of foreign subsidiaries and the euro, entered into by a European subsidiary.

(e)	Forward contracts used to offset 50% of euro-denominated intercompany sales to a subsidiary whose functional currency Is the British pound.

(f)	Forward contracts used to offset payment of minimum royalties and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

During the twelve months following January 3, 2009, the net amount of gains and losses that were reported in OCI at that date that are estimated to be amortized into earnings is $296. During Fiscal 2008, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

A reconciliation of the balance of Accumulated Other Comprehensive Income during Fiscal 2008 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance December 29, 2007	$—
Derivative gains recognized	66
Amount amortized to earnings	(394)

Balance January 3, 2009	$(328)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Note 18—	Cash Flow Information

The following table sets forth supplemental cash flow information for Fiscal 2008, Fiscal 2007, and Fiscal 2006:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cash paid (received) during the year for:
Interest expense	$28,114	$33,810	$32,052
Interest income	(2,535)	(2,910)	(1,477)
Income taxes, net of refunds received	43,331	49,641	29,257
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,707	4,990	3,751

Note 19—	Legal Matters

SECInquiry: On August 8, 2006, the Company announced that it would restate its previously reported financial statements for fourth quarter 2005, Fiscal 2005 and first quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. Their regularities primarily related to the accounting for certain returns and customer allowances at the Company’sChaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company’s related investigation. There after, the SEC staff initiated an informal inquiry, and on February 22, 2008 informed the Company that in September 2007 the SEC had issued a formal order of investigation, with respect to these matters. The Company is cooperating fully with the SEC.

OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”). The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers (the “Sellers”) under certain circumstances. On November 6, 2006, the Company sold the OP business. The Sellers of OP have filed an action against the Company alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. The Company believes that the Sellers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it is adequately reserved for any potential settlements.

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

Note 20—	Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of January 3, 2009, and December 29, 2007 and for Fiscal 2008, Fiscal 2007, and Fiscal 2006 for: (i) The

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries. See Note 12.

	January 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$30,771	$(2)	$116,858	$—	$147,627
Accounts receivable, net	—	22,755	57,709	171,422	—	251,886
Inventories	—	67,251	83,205	175,841	—	326,297
Prepaid expenses and other current assets	—	59,586	23,786	73,405	—	156,777
Assets of discontinued operations	—	—	5,381	898	—	6,279

Total current assets	—	180,363	170,079	538,424	—	888,866

Property, plant and equipment, net	—	51,220	6,045	52,298	—	109,563
Investment in subsidiaries	1,035,085	551,617	—	—	(1,586,702)	—
Other assets	—	80,644	51,408	365,612	—	497,664

Total assets	$1,035,085	$863,844	$227,532	$956,334	$(1,586,702)	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$7,445	$4,610	$—	$12,055
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	84,286	47,619	270,352	—	402,257

Total current liabilities	—	84,286	55,064	274,962	—	414,312

Intercompany accounts	247,398	97,543	(480,490)	135,549	—	—
Long-term debt	—	163,794	—	—	—	163,794
Other long-term liabilities	—	45,814	2,648	81,838	—	130,300
Stockholders’ equity	787,687	472,407	650,310	463,985	(1,586,702)	787,687

Total liabilities and stockholders’ equity	$1,035,085	$863,844	$227,532	$956,334	$(1,586,702)	$1,496,093

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$462,852	$461,415	$1,140,756	$—	$2,065,023
Cost of goods sold	—	292,486	316,566	533,925	—	1,142,977

Gross profit	—	170,366	144,849	606,831	—	922,046
SG&A expenses (including amortization of intangible assets)	—	153,147	117,784	479,150	—	750,081
Pension income	—	31,510	—	134	—	31,644
Restructuring expense (income)	—	—	—	—	—	—

Operating income (loss)	—	(14,291)	27,065	127,547	—	140,321
Equity in income of subsidiaries	(47,254)	—	—	—	47,254	—
Intercompany	—	(14,661)	(7,463)	22,124	—	—
Other (income) loss	—	(7,344)	(274)	9,544	—	1,926
Interest (income) expense, net	—	23,692	(2)	2,709	—	26,399

Income (loss) from continuing operations before provision for income taxes and minority interest	47,254	(15,978)	34,804	93,170	(47,254)	111,996
Provision (benefit) for income taxes	—	(8,627)	18,791	50,305	—	60,469

Income (loss) from continuing operations before minority interest	47,254	(7,351)	16,013	42,865	(47,254)	51,527
Minority interest	—	—	—	1,347	—	1,347

Income (loss) from continuing operations	47,254	(7,351)	16,013	41,518	(47,254)	50,180
Income (loss) from discontinued operations, net of income taxes	—	(274)	(8,935)	6,283	—	(2,926)

Net income (loss)	$47,254	$(7,625)	$7,078	$47,801	$(47,254)	$47,254

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2007
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$456,039	$459,776	$903,764	$—	$1,819,579
Cost of goods sold	—	322,889	323,302	423,713	—	1,069,904

Gross profit	—	133,150	136,474	480,051	—	749,675
SG&A expenses (including amortization of intangible assets)	—	119,569	157,709	337,545	—	614,823
Pension income	—	(9,024)	—	186	—	(8,838)

Operating income (loss)	—	22,605	(21,235)	142,320	—	143,690
Equity in income of subsidiaries	(79,107)	—	—	—	79,107	—
Intercompany	—	(11,777)	(5,827)	17,604	—	—
Other (income) loss	—	(95)	(6)	(6,962)	—	(7,063)
Interest (income) expense, net	—	29,933	(8)	4,027	—	33,952

Income (loss) from continuing operations before provision for income taxes	79,107	4,544	(15,394)	127,651	(79,107)	116,801
Provision (benefit) for income taxes	—	1,044	(2,672)	31,520	—	29,892

Income (loss) from continuing operations	79,107	3,500	(12,722)	96,131	(79,107)	86,909
Income (loss) from discontinued operations, net of income taxes	—	(157)	(14,828)	7,183	—	(7,802)

Net income (loss)	$79,107	$3,343	$(27,550)	$103,314	$(79,107)	$79,107

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2006
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$451,084	$479,573	$680,544	$—	$1,611,201
Cost of goods sold	—	335,316	308,956	337,745	—	982,017

Gross profit	—	115,768	170,617	342,799	—	629,184
SG&A expenses (including amortization of intangible assets)	—	132,639	134,656	245,004	—	512,299
Pension income	—	(2,820)	—	464	—	(2,356)

Operating income (loss)	—	(14,051)	35,961	97,331	—	119,241
Equity in income of subsidiaries	(50,750)	—	—	—	50,750	—
Intercompany	—	(1,825)	(16,206)	18,031	—	—
Other (income) loss	—	(81)	(1,161)	(1,692)	—	(2,934)
Interest (income) expense, net	—	120,132	(87,323)	2,815	—	35,624

Income (loss) from continuing operations before provision for income taxes	50,750	(132,277)	140,651	78,177	(50,750)	86,551
Provision (benefit) for income taxes	—	(32,466)	33,934	18,606	—	20,074

Income (loss) from continuing operations	50,750	(99,811)	106,717	59,571	(50,750)	66,477
Income (loss) from discontinued operations, net of income taxes	—	(2,325)	(20,969)	7,567	—	(15,727)

Net income (loss)	$50,750	$(102,136)	$85,748	$67,138	$(50,750)	$50,750

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(8,134)	$125,561	$18,875	$15,585	$—	$151,887
Net cash used in operating activities from discontinued operations	—	(1,553)	(14,769)	(9,678)	—	(26,000)

Net cash provided by (used in) operating activities	(8,134)	124,008	4,106	5,907	—	125,887

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	348	—	354
Purchase of property, plant and equipment	—	(9,971)	(1,875)	(30,468)	—	(42,314)
Proceeds from the sale of businesses, net	—	—	(2,430)	29,210	—	26,780
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)	—	(26,727)

Net cash used in investing activities	—	(11,992)	(4,305)	(27,966)	—	(44,263)

Cash flows from financing activities:
Repayment of Term B Note	—	(107,300)	—	—	—	(107,300)
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Increase in short-term notes payable	—	—	—	28,593	—	28,593
Proceeds from the exercise of employee stock options	28,496	—	—	—	—	28,496
Purchase of treasury stock	(20,532)	—	—	—	—	(20,532)
Payment of deferred financing costs	—	(3,934)	—	—	—	(3,934)
Other	170	—	—	—	—	170

Net cash provided by (used in) financing activities	8,134	(157,419)	—	28,593	—	(120,692)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(5,223)	—	(5,223)
Increase (decrease) in cash and cash equivalents	—	(45,403)	(199)	1,311	—	(44,291)
Cash and cash equivalents at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents at end of period	$—	$30,771	$(2)	$116,858	$—	$147,627

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2007
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$41,542	$55,439	$(25,965)	$53,467	$—	$124,483
Net cash provided by (used) in operating activities from discontinued operations	—	3,834	29,948	2,158	—	35,940

Net cash provided by (used in) operating activities	41,542	59,273	3,983	55,625	—	160,423

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	2,318	—	391	—	2,709
Purchase of property, plant and equipment	—	(11,319)	(2,862)	(26,335)	—	(40,516)
Business acquisitions, net of cash acquired	—	(677)	—	(1,392)	—	(2,069)
Proceeds from the sale of businesses, net	—	20,547	(1,028)	—	—	19,519

Net cash provided by (used in) investing activities from continuing operations	—	10,869	(3,890)	(27,336)	—	(20,357)
Net cash used in investing activities from discontinued operations	—	—	—	(443)	—	(443)

Net cash provided by (used in) investing activities	—	10,869	(3,890)	(27,779)	—	(20,800)

Cash flows from financing activities:
Debt issued with business acquisition	—	—	—	—	—	—
Payment of debt assumed on business acquisition	—	—	—	—	—	—
Payment of deferred financing costs	—	(480)	—	—	—	(480)
Payment of Senior Notes due 2013	—	—	—	—	—	—
Repayments of Term B Note	—	(61,800)	—	—	—	(61,800)
Proceeds from the exercise of employee stock options	16,149	—	—	—	—	16,149
Purchase of treasury stock	(57,691)	—	—	—	—	(57,691)
Increase in short term CKJEA notes payable	—	—	—	(17,493)	—	(17,493)
Proceeds from the sale and leaseback of store fixtures	—	—	—	—	—	—
Other	—	57	—	(430)	—	(373)

Net cash provided by (used in) financing activities	(41,542)	(62,223)	—	(17,923)	—	(121,688)

Translation adjustments	—	—	—	6,993	—	6,993
Increase (decrease) in cash and cash equivalents	—	7,919	93	16,916	—	24,928
Cash and cash equivalents at beginning of period	—	68,255	104	98,631	—	166,990

Cash and cash equivalents at end of period	$—	$76,174	$197	$115,547	$—	$191,918

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2006
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$38,992	$23,499	$(63,401)	$70,488	$—	$69,578
Net cash provided by (used) in operating activities from discontinued operations	—	(1,485)	13,692	4,962	—	17,169

Net cash provided by (used in) operating activities	38,992	38,992	38,992	38,992	—	86,747

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5,947	—	271	—	6,218
Purchase of property, plant and equipment	—	(18,869)	(1,688)	(14,116)	—	(34,673)
Business acquisitions, net of cash acquired	—	(208,658)	(3)	—	—	(208,661)
Proceeds from the sale of Ocean Pacific	—	—	51,352	—	—	51,352

Net cash used in investing activities from continuing operations	—	(221,580)	49,661	(13,845)	—	(185,764)
Net cash provided by investing activities from discontinued operations	—	—	(429)	(885)	—	(1,314)

Net cash provided by (used in) investing activities	—	(221,580)	49,232	(14,730)	—	(187,078)

Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,398)	—	(44,398)
Payment of deferred financing costs	—	(3,456)	—	—	—	(3,456)
Payment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Repayments of debt issued with business acquisition	—	(10,900)	—	—	—	(10,900)
Proceeds from the exercise of employee stock options	7,294	—	—	—	—	7,294
Purchase of treasury stock	(46,286)	—	—	—	—	(46,286)
Increase in short term notes payable	—	—	—	21,021	—	21,021
Proceeds from the sale and leaseback of store fixtures	—	1,607	—	—	—	1,607

Net cash provided by (used in) financing activities	(38,992)	162,051	—	(23,377)	—	99,682

Translation adjustments	—	—	—	3,438	—	3,438
Increase (decrease) in cash and cash equivalents	—	(37,515)	(477)	40,781	—	2,789
Cash and cash equivalents at beginning of period	—	105,770	581	57,850	—	164,201

Cash and cash equivalents at end of period	$—	$68,255	$104	$98,631	$—	$166,990

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

Note 21—Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of Fiscal 2008 and Fiscal 2007. Certain amounts have been adjusted from those originally reported in Form 10Q for the respective periods in Fiscal 2008 and Fiscal 2007 to give effect to the Company’s discontinued operations. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2008 and Fiscal 2007. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2008
	First	Second	Third	Fourth
	Quarter (a)	Quarter (a)	Quarter (a)	Quarter (a)

Net revenues	$567,658	$503,304	$548,139	$445,922
Gross profit	254,121	224,831	254,935	188,159
Income (loss) from continuing operations	6,970	26,477	29,166	(12,433)
Income (loss) from discontinued operations, net of taxes	10,739	(7,113)	(2,655)	(3,897)
Net income (loss)	17,709	19,364	26,511	(16,330)
Basic income per common share:
Income (loss) from continuing operations	$0.16	$0.58	$0.64	$(0.27)
Income (loss) from discontinued operations	0.24	(0.15)	(0.06)	(0.09)

Net income(loss)	$0.40	$0.43	$0.58	$(0.36)

Diluted income per common share:
Income (loss) from continuing operations	$0.15	$0.57	$0.62	$(0.27)
Income (loss) from discontinued operations	0.23	(0.16)	(0.06)	(0.09)

Net income(loss)	$0.38	$0.41	$0.56	$(0.36)

(a)	During the first and second quarters of Fiscal 2008, the Company recorded expenses to correct prior periods of approximately $3,800 and $1,000, respectively, primarily associated with income taxes. During the third and fourth quarters of Fiscal 2008, the Company recorded income to correct prior periods of approximately $900 and $2,600, respectively, primarily associated with income taxes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$468,657	$411,819	$472,638	$466,465
Gross profit	197,115	171,937	195,467	185,156
Income from continuing operations	28,186	21,574	16,795	20,354
Income (loss) from discontinued operations, net of taxes	9,789	(7,797)	(12,384)	2,590
Net income	37,975	13,777	4,411	22,944
Basic income per common share:
Income from continuing operations	$0.63	$0.48	$0.38	$0.45
Income (loss) from discontinued operations	0.21	(0.17)	(0.28)	0.06

Net income	$0.84	$0.31	$0.10	$0.51

Diluted income per common share:
Income from continuing operations	$0.61	$0.46	$0.36	$0.44
Income (loss) from discontinued operations	0.21	(0.16)	(0.26)	0.05

Net income	$0.82	$0.30	$0.10	$0.49

SCHEDULE II

THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

		Additions
	Balance at	Charges
	Beginning of	to Cost and	Other Additions /				Balance at
Description	Period	Expenses(1)	Reclassification		Deductions		End of Period

Fiscal 2006
Receivable allowances	$51,417	$203,979	$(492)		$(167,840	)(2)	$87,064

Tax valuation allowance	$159,965	$2,238	$(7,868	)(3)	$(3,573)		$150,762

Fiscal 2007
Receivable allowances	$87,064	$181,551	$(1,458	)(4)	$(180,454	)(2)	$86,703

Tax valuation allowance	$150,762	$1,146	$(131,711	)(3)	$(8,347)		$11,850

Fiscal 2008
Receivable allowances	$86,703	$215,135	$(1,963	)(4)	$(212,500	)(2)	$87,375

Tax valuation allowance	$11,850	$2,021	$1,159	(3)	$—		$15,030

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to: (a) basis differences resulting from the filing of the Company’s U.S. corporate income tax return, (b) finalized assessments of the Company’s foreign tax returns by local taxing authorities, (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy and (d) currency translation adjustments.

(4)	Amounts include reserve balances for discontinued operations.

A-1