Form 10-Q
period 2009-04-04
WARNACO GROUP INC /DE/
filed 2009-05-12
CIK 801351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No.*

*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 8, 2009 is as follows: 45,786,624.

THE WARNACO GROUP, INC.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	April 4,	January 3,	April 5,
	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$122,051	$147,627	$138,002
Accounts receivable, net of reserves of $77,812, $87,375 and $85,680 as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively	362,518	251,886	357,602
Inventories	316,212	326,297	320,998
Assets of discontinued operations	2,093	6,279	7,819
Prepaid expenses and other current assets (including deferred income taxes of $65,404, $65,050, and $77,237 as of April 4, 2009, January 3, 2009, and April 5, 2008, respectively)	155,175	156,777	183,065

Total current assets	958,049	888,866	1,007,486
Property, plant and equipment, net	107,061	109,563	113,491
Other assets:
Licenses, trademarks and other intangible assets, net	274,885	282,656	324,794
Goodwill	97,960	100,136	114,302
Other assets (including deferred income taxes of $63,500, $76,196, and $72,202 as of April 4, 2009, January 3, 2009, and April 5, 2008, respectively)	100,473	114,872	104,624

Total assets	$1,538,428	$1,496,093	$1,664,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$124,136	$79,888	$96,316
Accounts payable	127,983	146,030	144,604
Accrued liabilities	160,464	168,892	163,856
Liabilities of discontinued operations	10,514	12,055	16,785
Accrued income taxes payable (including deferred income taxes of $1,320, $1,406 and $2,272 as of April 4, 2009, January 3, 2009, and April 5, 2008, respectively)	10,250	7,447	23,813

Total current liabilities	433,347	414,312	445,374

Long-term debt	164,013	163,794	267,464
Other long-term liabilities (including deferred income taxes of $49,492, $51,192, and $69,361 as of April 4, 2009, January 3, 2009, and April 5, 2008, respectively)	122,504	129,246	122,907
Commitments and contingencies
Stockholders’ equity:
Warnaco Group Inc. stockholders’ equity:
Preferred stock (See Note 15)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,328,616, 50,122,614 and 48,967,223 issued as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively	503	501	490
Additional paid-in capital	635,174	631,891	600,374
Accumulated other comprehensive income	2,751	12,841	98,532
Retained earnings	305,587	268,016	238,471
Treasury stock, at cost 4,933,656, 4,865,401 and 3,906,365 shares as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively	(126,854)	(125,562)	(109,073)

Total Warnaco Group Inc. stockholders’ equity	817,161	787,687	828,794

Noncontrolling interest	1,403	1,054	158

Total stockholders’ equity	818,564	788,741	828,952

Total liabilities and stockholders’ equity	$1,538,428	$1,496,093	$1,664,697

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2009	2008

Net revenues	$538,445	$567,658
Cost of goods sold	312,885	313,537

Gross profit	225,560	254,121
Selling, general and administrative expenses	158,756	196,195
Amortization of intangible assets	2,127	2,474
Pension expense (income)	537	(291)

Operating income	64,140	55,743
Other loss (income)	(404)	5,461
Interest expense	6,069	9,390
Interest income	(408)	(933)

Income from continuing operations before provision for income taxes and noncontrolling interest	58,883	41,825
Provision for income taxes	20,134	34,642

Income from continuing operations before noncontrolling interest	38,749	7,183
Income (loss) from discontinued operations, net of taxes	(920)	10,737

Net income	$37,829	$17,920
Less: Net income attributable to the noncontrolling interest	(258)	(211)

Net income attributable to Warnaco Group, Inc.	$37,571	$17,709

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	38,491	6,972
Discontinued operations, net of tax	(920)	10,737

Net income	37,571	17,709

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.84	$0.15
Income (loss) from discontinued operations	(0.02)	0.24

Net income	$0.82	$0.39

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.83	$0.15
Income (loss) from discontinued operations	(0.02)	0.23

Net income	$0.81	$0.38

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	45,304,591	44,593,337

Diluted	45,651,170	46,096,399

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at December 29, 2007	$482	$587,099	$69,583	$220,762	$(105,030)	$—	$—	772,896
Comprehensive income:
Net income				17,709		211	17,920	17,920
Other comprehensive income, net of tax:
Foreign currency translation adjustments			28,704				28,704	28,704
Change in post retirement plans			245				245	245

Other comprehensive income						—	28,949	28,949

Comprehensive income						211	$46,869	46,869

Effect of consolidation of noncontrolling interest						(53)		(53)
Stock issued in connection with stock compensation plans	8	9,305						9,313
Compensation expense in connection with employee stock compensation plans		3,970						3,970
Repurchases of common stock					(4,043)			(4,043)

Balance at April 5, 2008	$490	$600,374	$98,532	$238,471	$(109,073)	$158		$828,952

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income/(Loss)	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				37,571		258	37,829	37,829
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(10,427)			91	(10,336)	(10,336)
Change in post retirement plans			(1)				(1)	(1)
Loss on cash flow hedges			338				338	338

Other comprehensive income						91	(9,999)	(9,999)

Comprehensive income						349	$27,830	27,830

Stock issued in connection with stock compensation plans	2	94						96
Compensation expense in connection with employee stock compensation plans		3,189						3,189
Purchase of treasury stock related to stock compensation plans					(1,292)			(1,292)

Balance at April 4, 2009	$503	$635,174	$2,751	$305,587	$(126,854)	$1,403		$818,564

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2009	2008

Cash flows from operating activities:
Net income attributable to Warnaco Group, Inc.	$37,571	$17,709
Adjustments to reconcile net income to net cash used in operating activities:
Foreign exchange loss (gain)	(533)	(1,855)
(Income) loss from discontinued operations	920	(10,737)
Depreciation and amortization	10,081	11,256
Stock compensation	3,189	3,665
Provision for trade and other bad debts	1,874	2,433
Inventory writedown	3,934	6,029
Loss on repurchase of Senior Notes/ refinancing of debt facilities	—	3,160
Other	449	1,126
Changes in operating assets and liabilities:
Accounts receivable	(113,499)	(81,992)
Inventories	3,482	9,656
Prepaid expenses and other assets	(1,096)	(31,212)
Accounts payable, accrued expenses and other liabilities	(24,039)	2,667
Accrued income taxes	14,861	27,635

Net cash used in operating activities from continuing operations	(62,806)	(40,460)
Net cash provided by (used in) operating activities from discontinued operations	1,625	(2,915)

Net cash used in operating activities	(61,181)	(43,375)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	10	148
Purchases of property, plant & equipment	(7,361)	(11,156)
Proceeds from the sale of businesses	—	34,653
Business acquisitions, net of cash acquired	—	(143)
Purchase of intangible assets	—	(30,423)

Net cash used in investing activities from continuing operations	(7,351)	(6,921)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(7,351)	(6,921)

Cash flows from financing activities:
Repayments of Term B Note	—	(900)
Repurchase of Senior Notes due 2013	—	(46,185)
Decrease in short-term notes payable	(6,502)	(12,523)
Borrowings under revolving credit facility	52,836	47,638
Proceeds from the exercise of employee stock options	96	9,313
Purchase of treasury stock	(1,292)	(4,043)
Other	(502)	(17)

Net cash provided by (used in) financing activities from continuing operations	44,636	(6,717)
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	44,636	(6,717)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,680)	3,097

Decrease in cash and cash equivalents	(25,576)	(53,916)
Cash and cash equivalents at beginning of period	147,627	191,918

Cash and cash equivalents at end of period	$122,051	$138,002

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

Note 2 —	Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Warnaco Group and its wholly-owned subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the annual period ended January 3, 2009 (“Fiscal 2008”). The year end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

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

Periods Covered:  The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from January 4, 2009 to April 4, 2009 (the “Three Months Ended April 4, 2009”) and the period from December 30, 2007 to April 5, 2008 (the “Three Months Ended April 5, 2008”) contained thirteen weeks and fourteen weeks of operations, respectively.

Reclassifications:  Prior period items on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations. In addition, certain prior period items on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Balance Sheets have been reclassified to give effect to the adoption of SFAS 160 (as defined below) on January 4, 2009. Basic and diluted earnings per share data have also been recalculated in accordance with the adoption of FSP EITF 03-06-1 (see below) on January 4, 2009.

Stock-Based Compensation:  12,500 stock options were granted during the Three Months Ended April 4, 2009 and no stock options were granted during the Three Months Ended April 5, 2008. The fair values of stock

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

options granted during the Three Months Ended April 4, 2009 were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended
April 4,
2009

Weighted average risk free rate of return(a)	2.35%
Dividend yield(b)	—
Expected volatility of the market price of the Company’s common stock	37.7%
Expected option life	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last four fiscal years.

A summary of stock-based compensation expense is as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Stock-based compensation expense before income taxes:
Stock options	$1,090	$1,271
Restricted stock grants	2,099	2,701

Total(a)	3,189	3,972

Income tax benefit:
Stock options	381	450
Restricted stock grants	546	957

Total	927	1,407

Stock-based compensation expense after income taxes:
Stock options	709	821
Restricted stock grants	1,553	1,744

Total	$2,262	$2,565

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statement of Operations as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Included in income from continuing operations before provision for income taxes and noncontrolling interest	$3,189	$3,665
Included in income from discontinued operations, net of income taxes	—	307

	$3,189	$3,972

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and to acquired tax contingencies, such as uncertain tax positions under FIN 48, associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R), so that such adjustments will be recognized in earnings rather than as an adjustment to goodwill. The Company adopted SFAS 141(R) on January 4, 2009 and expects that in the event it enters into a business combination or adjusts its valuation allowances subsequent to that date, SFAS 141(R) may have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which would have given rise to goodwill. SFAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which are applied retrospectively. The Company adopted SFAS 160 on January 4, 2009 and changed the presentation of noncontrolling interest (formerly called minority interests) in its Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Operations for all periods presented. Although the adoption of SFAS 160 affects certain performance and equity ratios, the Company does not expect that there will be a material effect on its ability to comply with the financial covenants contained in its debt covenant agreements.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007 for recurring financial assets and liabilities that are recognized or disclosed at fair value in the financial statements and on January 4, 2009 for non-recurring financial assets and liabilities and for all other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. However the application of this statement may change current practice. Beginning in Fiscal 2009, the full adoption of SFAS 157 includes application to financial assets and liabilities, primarily the Company’s derivative contracts, as well as non-financial assets and liabilities, such as assets and

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

liabilities acquired in a business combination or impairment testing of long-lived assets. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk — related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 is effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009. The Company has presented the expanded disclosures in Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3. Qualitative and Quantitative Disclosures About Market Risk — Foreign Exchange Risk.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of the asset). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FSP 142-3 did not have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material effect on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-06-1”), which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of both basic and diluted earnings per share pursuant to the two-class method as described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with its provisions. The adoption of FSP EITF 03-06-1 by the Company during the Three Months Ended April 4, 2009 did not have a material impact on the calculation of either basic or diluted earnings per share for any period presented, although shares of restricted stock, which are deemed to be participating securities, were included in those calculations for all periods presented.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 contains amendments to FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)), that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

pension or other postretirement plan. FSP FAS 132R-1 expands the disclosures set forth in FAS 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company will provide the enhanced disclosures required by FSP FAS 132R-1 in its Form 10-K for the year ending January 2, 2010 (Fiscal 2009).

In April 2009, the FASB issued FSP FAS 107-2 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-2 and FSP APB 28-1”). FSP FAS 107-2 and FSP APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value and the related carrying amount of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-2 and FSP APB 28-1 also requires disclosure about the method(s) and significant assumptions used to estimate the fair value of financial instruments. FAS FSP 107-2 and FSP APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Disclosures are required only on a prospective basis. The Company will adopt FAS FSP 107-2 and FSP APB 28-1 for the Three Months Ended July 4, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (“FSP FAS 157-4”), which confirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). FSP FAS 157-4 provides guidance for identifying inactive markets and distressed transactions and for making fair value measurements more consistent with the principles presented in FAS 157 in those circumstances. If a reporting entity determines that the market for the asset is not active, the entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. An entity is required to disclose a change in valuation technique (and the related inputs) resulting from the application of FSP FAS 157-4 and to quantify its effects, if practicable. FSP FAS 157-4 is effective, on a prospective basis only, for interim and annual periods ending after June 15, 2009. The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which amends certain provisions of SFAS 141(R), including the elimination of the distinction between contractual and non-contractual contingencies, related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 revises the guidance in SFAS 141(R) to require that an asset or liability arising from a contingency that would be within the scope of SFAS 5, Accounting for Contingencies, be recognized at the acquisition date at fair value if fair value can be reasonably determined during the measurement period. FSP FAS 141R-1 provides guidance for assessing when fair value can be reasonably determined. If those conditions are not met, assets acquired and liabilities assumed are not recognized at the acquisition date. In subsequent periods, those assets and liabilities are accounted for under SFAS 5 or other applicable GAAP. Accounting for contingent consideration arrangements remains unchanged from SFAS 141(R). FSP FAS 141R-1 is effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. If it enters into a business combination, the Company will assess the impact of FSP FAS 141R-1 on its financial position, results of operations and cash flows.

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

The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company has entered into and is continuing negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia.

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

As disclosed in its Annual Report on Form 10-K for Fiscal 2008, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Net revenues	$31	$36,284

(Income) loss before income tax benefit	$(701)	$11,611
Income tax benefit	219	874

Income (loss) from discontinued operations	$(920)	$10,737

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	April 4,	January 3,	April 5,
	2009	2009	2008

Accounts receivable, net	$1,873	$5,396	$5,070
Inventories, net	35	23	178
Prepaid expenses and other current assets	185	778	2,533
Deferred Tax Asset — Current	$—	82	—
Property, plant and equipment, net	—	—	36
Intangible and other assets	—	—	2

Assets of discontinued operations	$2,093	$6,279	$7,819

Accounts payable	$113	$356	5,725
Accrued liabilities	8,591	9,735	8,112
Deferred Tax Liabilities	—	104	125
Deferred Tax Liability — Long Term	—	—	42
Other	1,810	1,860	2,781

Liabilities of discontinued operations	$10,514	$12,055	$16,785

Note 5 —	Restructuring Expenses and Other Exit Costs

During the Three Months Ended April 4, 2009, the Company incurred restructuring charges and other exit costs of $8,571 primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($5,906); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($203); (iii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group, which had also begun in Fiscal 2007 ($443) and (iv) other exit activities, including contract termination costs, legal and other costs ($2,019). During the Three Months Ended April 5, 2008, the Company incurred restructuring charges and other exit costs of $20,342, primarily related to (i) the Collection License Company Charge ($18,535); (ii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group ($969); (iii) the rationalization and consolidation of the Company’s European operations ($264) and (iv) contract termination and employee termination costs associated with various other exit activities ($574).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three Months Ended April 4, 2009 and Three Months Ended April 5, 2008, as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Cost of goods sold	$1,483	$736
Selling, general and administrative expenses	7,088	19,606

	$8,571	$20,342

Cash portion of restructuring items	$8,571	$20,310
Non-cash portion of restructuring items	—	32

Changes in liabilities related to restructuring expenses and other exit costs for the Three Months Ended April 4, 2009 are summarized below:

Total

Balance at January 3, 2009	$5,925
Charges for the Three Months Ended April 4, 2009	8,571
Cash reductions for the Three Months Ended April 4, 2009	(5,730)
Non-cash changes and foreign currency effects	(95)

Balance at April 4, 2009(a)	$8,671

(a)	Includes approximately $6,956 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $1,715 recorded in other long term liabilities which amounts are expected to be settled over the next five years.

Note 6 —	Business Segments and Geographic Information

Business Segments:  The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of April 4, 2009, the Sportswear Group operated 428 Calvin Klein retail stores worldwide (consisting of 36 full price free-standing stores, 27 outlet free standing stores, 364 shop-in-shop/concession stores and one on-line store). As of April 4, 2009, there were also 381 retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of April 4, 2009, the Intimate Apparel Group operated: 532 Calvin Klein retail stores worldwide (consisting of 56 free-standing stores, 59 outlet free-standing stores and 416 shop-in-shop/concession stores and one on-line store). As of April 4, 2009, there were also 234 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Information by business group is set forth below:

	Sportswear	Intimate	Swimwear		Corporate/
	Group	Apparel Group	Group	Group Total	Other	Total

Three Months Ended April 4, 2009
Net revenues	$280,147	$162,368	$95,930	$538,445	$—	$538,445
Operating income (loss)	38,321	29,402	12,555	80,278	(16,138)	64,140
Depreciation and amortization	5,966	2,845	597	9,408	717	10,125
Restructuring expense	3,036	2,601	1,581	7,218	1,353	8,571
Capital expenditures	2,368	2,494	322	5,184	870	6,054
Three Months Ended April 5, 2008
Net revenues	$300,119	$167,029	$100,510	$567,658	$—	$567,658
Operating income (loss)	22,079	32,285	14,818	69,182	(13,439)	55,743
Depreciation and amortization	6,882	2,774	487	10,143	1,113	11,256
Restructuring expense	18,696	677	969	20,342	—	20,342
Capital expenditures	3,361	2,741	47	6,149	2,092	8,241
Balance Sheet
Total Assets:
April 4, 2009	825,620	325,104	183,239	1,333,963	204,465	1,538,428
January 3, 2009	801,038	304,724	147,685	1,253,447	242,646	1,496,093
April 5, 2008	890,153	326,032	201,095	1,417,280	247,417	1,664,697
Property, Plant and Equipment:
April 4, 2009	$25,702	$34,374	$4,145	$64,221	$42,840	$107,061
January 3, 2009	26,525	33,921	4,091	64,537	45,026	109,563
April 5, 2008	25,072	26,495	4,448	56,015	57,476	113,491

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges but before unallocated corporate expenses, interest, foreign currency gains and losses, long-term inter-company notes and income taxes.

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Unallocated corporate expenses	$11,700	$12,852
Foreign exchange losses (gains)	1,831	(235)
Pension expense (income)	537	(291)
Restructuring expense	1,353	—
Depreciation and amortization of corporate assets	717	1,113

Corporate/other expenses	$16,138	$13,439

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and noncontrolling interest is as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Operating income by operating groups	$80,278	$69,182
Corporate/other items	(16,138)	(13,439)

Operating income	64,140	55,743
Other (income) loss	(404)	5,461
Interest expense	6,069	9,390
Interest income	(408)	(933)

Income from continuing operations before provision for income taxes and noncontrolling interest	$58,883	$41,825

Geographic Information:  Net revenues summarized by geographic region are as follows:

	Three Months Ended
	April 4,		April 5,
	2009	%	2008	%

Net revenues:
United States	$269,744	50.2%	$257,014	45.3%
Europe	142,715	26.4%	172,165	30.3%
Asia	82,781	15.4%	86,583	15.3%
Canada	20,697	3.8%	26,932	4.7%
Mexico, Central and South America	22,508	4.2%	24,964	4.4%

	$538,445	100.0%	$567,658	100.0%

Information about Major Customers:  For the Three Months Ended April 4, 2009, one customer accounted for approximately 10% of the Company’s net revenues. For the Three Months Ended April 5, 2008, no one customer accounted for 10% or more of the Company’s net revenues.

Note 7 —	Income Taxes

The effective tax rate for the Three Months Ended April 4, 2009 and April 5, 2008 was 34.2% and 82.8% respectively. The decrease in the effective tax rate primarily relates to (1) a non-recurring tax charge of $19,546 in the U.S. associated with the repatriation of the Lejaby sale net proceeds during the Three Months Ended April 5, 2008, as disclosed in Note 3 to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008; (2) income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005, (3) offset by a shift in forecasted earnings from lower to higher taxing jurisdictions for the Three Months Ended April 4, 2009.

The Company applies the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Three Months Ended April 4, 2009 the Company has not had a material change to its liability for unrecognized tax benefits. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

While the Company remains under audit in various taxing jurisdictions, it is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next twelve months.

Note 8 —	Employee Benefit and Retirement Plans

Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). Participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The Company also sponsors a defined benefit plan for certain of its United Kingdom employees (the “U.K. Plan”). These pension plans are noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

The Company follows SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and SFAS No. 158, Employer’s Accounting for Pensions, in regard to accounting for the Pension Plan. The U.K. Plan was not considered to be material for any period presented. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Three Months Ended April 4, 2009, the actual rate of return on the Pension Plan’s assets has been a loss of approximately 5.5%. However, based upon historical results, the Company has been using an assumed rate of return of 8% (gain) per year on Pension Plan assets to estimate pension income/expense on an interim basis.

The fair value of the Pension Plan’s assets, before contributions, was approximately $92,300 at April 4, 2009 compared to $100,587 at January 3, 2009. The fair value of the Pension Plan’s assets reflects a $7,600 decline from their assumed value of approximately $99,900, net of benefits paid but before contributions, at April 4, 2009.

The Company will record any decrease in the fair value of the Pension Plan’s assets as a reduction in Pension Plan income (increase in pension expense) in the fourth quarter of Fiscal 2009. Assuming that the fair value of the investment portfolio does not recover from its value at April 4, 2009, in light of the actual 5.5% decline in the fair value of the Company’s pension plan investment portfolio to $92,300 at April 4, 2009, the Company could recognize $7,600 of pension expense for the year ending January 2, 2010. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for Fiscal 2009.

During the Three Months Ended April 4, 2009, the Company made a contribution of $8,000 to the Pension Plan, which increased the fair value of the Pension Plan’s assets, net of benefits paid, to approximately $100,300 at April 4, 2009. The Company’s contributions to the Pension Plan are expected to be $12,500 in total for Fiscal 2009.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The following table includes only the Pension Plan. The U.K. Plan was not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	April 4,	April 5,	April 4,	April 5,
	2009	2008	2009	2008

Service cost	$—	$—	$39	$117
Interest cost	2,549	2,477	52	80
Expected return on plan assets	(2,012)	(2,768)	—	—
Amortization of actuarial loss (gain)	—	—	(41)	(22)

Net benefit (income) cost	$537	$(291)	$50	$175

Deferred Compensation Plans

The Company’s liability for employee contributions and investment activity was $2,211, $1,563 and $1,815 as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $452, $400 and $280 as of April 4, 2009, January 3, 2009 and April 5, 2008, respectively. This liability is included in other long-term liabilities.

Note 9 —	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	April 4,	April 5,
	2009	2008

Net income	$37,829	$17,920
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,336)	28,704
Change in fair value of cash flow hedges	338	—
Other	(1)	245

Total Comprehensive income	27,830	46,869
Less: Comprehensive income attributable to noncontrolling interest	(349)	(211)

Comprehensive income attributable to Warnaco Group Inc.	$27,481	$46,658

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The components of accumulated other comprehensive income as of April 4, 2009, January 3, 2009 and April 5, 2008 are summarized below:

	April 4,	January 3,	April 5,
	2009	2009	2008

Foreign currency translation adjustments(a)	$2,771	$13,198	$99,314
Actuarial (losses), net related to post retirement medical plans	(30)	(29)	(771)
Gain (Loss) on cash flow hedges	10	(328)	—
Other	—	—	(11)

Total accumulated other comprehensive income	$2,751	$12,841	$98,532

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations. The decrease of $96,543 in foreign currency translation adjustments at April 4, 2009 compared to April 5, 2008 reflects the decline in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won and Mexican Peso) relative to the U.S. dollar coupled with the fact that more than 62% of the Company’s assets are based outside of the U.S.

Note 10 —	Fair Value Measurement

The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily relate to derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s assets and liabilities measured at fair value as of April 4, 2009, as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swaps	$—	$3,123	$—
Foreign currency exchange contracts	$—	$2,203	$—
Liabilities
Foreign currency exchange contracts	$—	$(4,828)	$—

Note 11 —	Derivative Financial Instruments

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

The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 14. A number of international financial institutions are counterparties to the Company’s outstanding letters of credit, interest rate swap agreements, zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

During the Three Months Ended April 4, 2009, one of the Company’s European subsidiaries entered into a foreign exchange forward contract which was designed to satisfy certain U.S. dollar denominated purchases of inventory. As of April 4, 2009, the Company’s Korean and European subsidiaries also continued their hedging programs from Fiscal 2008 with foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period, or payment of 100% of the minimum royalty and advertising expenses, respectively. All of the foregoing forward contracts were designated as cash flow hedges in accordance with SFAS 133.

During the Three Months Ended April 4, 2009, Warnaco Inc. entered into foreign currency forward contracts on behalf of one of its Mexican subsidiaries. In addition, as of April 4, 2009, the hedging programs also continued from Fiscal 2008 in which Warnaco Inc. has entered into foreign currency exchange contracts, including, zero-cost collars, on behalf of certain of its European, Korean and Canadian subsidiaries. These forward contracts were designed to fix the number of euros, Korean won, Canadian dollars or Mexican pesos required to satisfy (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany sales to a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. All of these foregoing foreign exchange contracts were accounted for as economic hedges, not subject to SFAS 133. In addition, one European subsidiary continued its hedging program of forward contracts related to purchases of inventory, which did not qualify for hedge accounting under SFAS 133 and was accounted for as an economic hedge. See also Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk in this Quarterly Report on Form 10-Q for further details. The Company also entered into interest rate swaps, which were designated as fair value hedges under SFAS 133, related to its long-term debt. See Note 14 to Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The following table summarizes the Company’s derivative instruments as of April 4, 2009:

		Asset Derivatives		Liability Derivatives
		As of April 4, 2009		As of April 4, 2009
		Balance Sheet		Balance Sheet
	Type(a)	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133
Foreign exchange contracts	CF	Prepaid expenses and other current assets	$302	Accrued liabilities	$(288)
Interest rate swaps	FV	Other assets	$3,123	Long-term debt

Total derivatives designated as hedging instruments under SFAS 133			$3,425		$(288)

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts		Prepaid expenses and other current assets	$1,901	Accrued liabilities	$(4,540)

Total derivatives not designated as hedging instruments under SFAS 133			$1,901		$(4,540)

Total derivatives			$5,326		$(4,828)

(a)	CF = cash flow hedge; FV = fair value hedge

The following table summarizes the effect of the Company’s derivative instruments on the Consolidated Condensed Statement of Operations for the Three Months Ended April 4, 2009:

Amount of
Gain (Loss)
		Amount of		Reclassified		Amount of
		Gain (Loss)		from		Gain (Loss)
		Recognized in	Location of Gain	Accumulated		Recognized in
		OCI on	(Loss) Reclassified	OCI into	Location of Gain (Loss)	Income on
Derivatives in SFAS 133		Derivatives	from Accumulated	Income	Recognized in Income	Derivative
Cash Flow Hedging	Nature of Hedged	(Effective	OCI into Income	(Effective	on Derivative	(Ineffective
Relationships	Transaction	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)(c)	Portion)

Foreign exchange contracts	Minimum royalty and advertising costs(a)	$448	cost of goods sold	$97	other income/loss	$15
Foreign exchange contracts	Purchases of inventory(b)	$(5)	cost of goods sold	$10	other income/loss	$(7)

Total		$443		$107		$8

(a)	At April 4, 2009, the amount hedged was $12,607; contracts expire March 2010.

(b)	At April 4, 2009, the amount hedged was $11,890; contracts expire February 2010.

(c)	No amounts were excluded from effectiveness testing.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

						Amount of
Derivatives not						Gain (Loss)
designated as hedging					Location of Gain (Loss)	Recognized
instruments under	Nature of Hedged				Recognized in Income	in Income on
SFAS 133	Transaction	Instrument	Amount Hedged	Maturity Date	on Derivative	Derivative

Foreign exchange contracts(d)	Purchases of inventory	Forward contracts	$34,258	August 2009-August 2010	other income/loss	$(708)
Foreign exchange contracts(e)	Intercompany sales of inventory	Forward contracts	10,326	December 2009	other income/loss	(93)
Foreign exchange contracts(f)	Minimum royalty and advertising costs	Forward contracts	10,000	January 2010	other income/loss	(6)
Foreign exchange contracts	Intercompany loans	Zero-cost collars	16,260	November 2009 - April 2010	other income/loss	(85)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	56,250	May 2009 - September 2009	selling, general and administrative	1,063

Total						$172

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the euro and Canadian dollar, entered into by Warnaco Inc. on behalf of foreign subsidiaries and the euro, entered into by a European subsidiary.

(e)	Forward contracts used to offset 50% of euro-denominated intercompany sales to a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalties and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

During the twelve months following April 4, 2009, the net amount of gains and losses that were reported in OCI at that date that are estimated to be amortized into earnings is $22. During the Three Months Ended April 4, 2009, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

A reconciliation of the balance of Accumulated Other Comprehensive Income during the Three Months Ended April 4, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative gains recognized	450
Amount amortized to earnings	(112)

Balance April 4, 2009	$10

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 12 —	Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	April 4,	January 3,	April 5,
	2009	2009	2008

Finished goods	$271,760	$259,163	$279,617
In transit	43,508	62,932	38,437
Raw materials	944	4,202	2,944

	$316,212	$326,297	$320,998

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases and sales of inventory.

Note 13 —	Intangible Assets and Goodwill

The following tables set forth intangible assets as of April 4, 2009, January 3, 2009 and April 5, 2008 and the activity in the intangible asset accounts for the Three Months Ended April 4, 2009:

	April 4, 2009			January 3, 2009			April 5, 2008
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$276,399	$38,606	$237,793	$281,800	$36,894	$244,906	$315,455	$31,368	$284,087
Other	15,961	7,144	8,817	16,204	6,729	9,475	17,532	5,100	12,432

	292,360	45,750	246,610	298,004	43,623	254,381	332,987	36,468	296,519

Indefinite-lived intangible assets:
Trademarks	19,366	—	19,366	19,366	—	19,366	19,366	—	19,366
Licenses in perpetuity	8,909	—	8,909	8,909	—	8,909	8,909	—	8,909

	28,275	—	28,275	28,275	—	28,275	28,275	—	28,275

Intangible Assets	$320,635	$45,750	$274,885	$326,279	$43,623	$282,656	$361,262	$36,468	$324,794

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at January 3, 2009	$19,366	$8,909	$244,906	$9,475	$282,656
Amortization expense	—	—	(1,712)	(415)	(2,127)
Translation adjustments	—	—	(5,401)	(243)	(5,644)

Balance at April 4, 2009	$19,366	$8,909	$237,793	$8,817	$274,885

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2010	$8,788
2011	8,194
2012	8,012
2013	7,919
2014	7,320

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 4, 2009:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136
Adjustment:
Translation adjustments	(2,166)	(10)	—	(2,176)

Goodwill balance at April 4, 2009	$96,952	$366	$642	$97,960

The Company reviews its intangible assets and goodwill for impairment in the fourth quarter of each fiscal year or sooner if events or changes in circumstances indicate that the carrying amount of any of those assets may not be recoverable. Such events may include, among others, (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

During the Three Months Ended April 4, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 14 —	Debt

Debt was as follows:

	April 4,	January 3,	April 5,
	2009	2009	2008

Short-term debt:
CKJEA notes payable and other	59,429	$67,893	$46,878
Revolving credit facilities	64,707	11,995	47,638
Current portion of Term B Note due 2012	—	—	1,800

	124,136	79,888	96,316

Long-term debt:
8 7/8% Senior Notes due 2013	160,890	160,890	160,890
Unrealized gain on swap agreements	3,123	2,904	1,974
Term B Note due 2012	—	—	104,600

	164,013	163,794	267,464

Total Debt	$288,149	$243,682	$363,780

Senior Notes

During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statement of Operations. The aggregate principal amount outstanding under the Senior Notes was $160,890 as of April 4, 2009, January 3, 2009 and April 5, 2008.

Interest Rate Swap Agreements

The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”). The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month LIBOR plus 4.11% (6.43% at April 4, 2009). The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (6.66% at April 4, 2009). As a result of the 2003 Swap Agreement and the 2004 Swap Agreement, the weighted average effective interest rate of the Senior Notes was 7.77% as of April 4, 2009, 7.77% as of January 3, 2009 and 8.94% as of April 5, 2008.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Hedged Debt. The table below summarizes the unrealized gain (loss) of the Company’s outstanding swap agreements:

	April 4,	January 3,	April 5,
	2009	2009	2008

Unrealized gain:
2003 Swap Agreement	$2,077	$1,972	$1,416
2004 Swap Agreement	1,046	932	558

Net unrealized gain	$3,123	$2,904	$1,974

New Credit Agreements

On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company (“Warnaco Canada”), an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit.

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

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at April 4, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.91% at April 4, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.25% at April 4, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.31% at April 4, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

As of April 4, 2009, the Company had approximately $52,352 in loans and approximately $44,976 in letters of credit outstanding under the New Credit Agreement, leaving approximately $153,583 of availability (including $489 of available cash) under the New Credit Agreement. As of April 4, 2009, there was $12,355 in loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $14,636. As of April 4, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.

Revolving Credit Facility; Amended and Restated New Credit Agreement and Foreign Revolving Credit Facility

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement, including the Term B Note, in connection with the closing of the New Credit Agreements (see above). In addition, during the third

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

quarter of Fiscal 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.

Euro-Denominated CKJEA Notes Payable and Other

The total CKJEA notes payable of $54,054 at April 4, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.49% as of April 4, 2009, 4.50% as of January 3, 2009 and 5.24% as of April 5, 2008. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 4, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3,740 with an interest rate of 5.88% per annum and $3,785 with an interest rate of 8.84% per annum at April 4, 2009 and January 3, 2009, respectively.

Note 15 —	Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at April 4, 2009, January 3, 2009 and April 5, 2008.

Stock Incentive Plans

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Three Months Ended April 4, 2009 is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of January 3, 2009	2,148,812	$25.50
Granted	12,500	18.65
Exercised	(4,300)	22.14
Forfeited / Expired	(19,216)	41.98

Outstanding as of April 4, 2009	2,137,796	$25.32

Option Exercisable as of April 4, 2009	1,716,682	$21.00

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of and for the Three Months Ended April 4, 2009 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	Shares/Units	Value

Unvested as of January 3, 2009	664,956	$34.30
Granted	62,719	19.26
Vested	(201,702)	25.68
Forfeited	(23,313)	37.30

Unvested as of April 4, 2009	502,660	$35.74

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 16 —	Supplemental Cash Flow Information

	Three Months Ended
	April 4,	April 5,
	2009	2008

Cash paid (received) during the period for:
Interest expense	$2,208	$4,529
Interest income	(167)	(903)
Income taxes, net of refunds received	5,273	7,067
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,399	2,075

Note 17 —	Income per Common Share

The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders in accordance with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which the Company adopted on January 1, 2009 (See Note 2 to Notes to Consolidated Condensed Financial Statements). The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted shares outstanding were 497,778 and 635,884, for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted shares outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

	Three Months Ended
	April 4,	April 5,
	2009	2008

Numerator for basic and diluted income per common share:
Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$38,491	$6,972
Less: allocation to participating securities	(418)	(98)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$38,073	$6,874

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(920)	$10,737
Less: allocation to participating securities	10	(151)

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(910)	$10,586

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$37,571	$17,709
Less: allocation to participating securities	(408)	(249)

Net income attributable to Warnaco Group, Inc. common shareholders	$37,163	$17,460

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2009	2008

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,304,591	44,593,337

Income per common share from continuing operations	$0.84	$0.15
Income per common share from discontinued operations	(0.02)	0.24

Net income per common share	$0.82	$0.39

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,304,591	44,593,337
Effect of dilutive securities:
Stock options and restricted stock units	346,579	1,503,062

Weighted average number of shares and share equivalents used in computing income per common share	45,651,170	46,096,399

Income per common share from continuing operations	$0.83	$0.15
Income per common share from discontinued operations	(0.02)	0.23

Net income per common share	$0.81	$0.38

Number of anti-dilutive “out-of-the-money” stock options outstanding(a)	1,409,096	4,400

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 18 —	Legal Matters

SEC Inquiry:  As disclosed in its Annual Report on Form 10-K for Fiscal 2008, the Company announced, on August 8, 2006, that it would restate its previously reported financial statements for the fourth quarter of 2005, fiscal 2005 and the first quarter of 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter of 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 19 —	Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of April 4, 2009, January 3, 2009 and April 5, 2008 and for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	April 4, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$13,859	$(3)	$108,195	$—	$122,051
Accounts receivable, net	—	49,989	118,604	193,925	—	362,518
Inventories	—	68,760	73,892	173,560	—	316,212
Prepaid expenses and other current assets	—	59,251	19,741	76,183	—	155,175
Assets of discontinued operations	—	(4)	1,908	189	—	2,093

Total current assets	—	191,855	214,142	552,052	—	958,049

Property, plant and equipment, net	—	49,128	6,248	51,685	—	107,061
Investment in subsidiaries	1,083,799	551,617	—	—	(1,635,416)	—
Other assets	—	73,403	46,576	353,339	—	473,318

Total assets	$1,083,799	$866,003	$266,966	$957,076	$(1,635,416)	$1,538,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$12	$7,407	$3,095	$—	$10,514
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	120,584	37,364	264,885	—	422,833

Total current liabilities	—	120,596	44,771	267,980	—	433,347

Intercompany accounts	265,235	65,879	(446,761)	115,647	—	—
Long-term debt	—	164,013	—	—	—	164,013
Other long-term liabilities	—	41,342	2,784	78,378	—	122,504
Stockholders’ equity	818,564	474,173	666,172	495,071	(1,635,416)	818,564

Total liabilities and stockholders’ equity	$1,083,799	$866,003	$266,966	$957,076	$(1,635,416)	$1,538,428

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	January 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$30,771	$(2)	$116,858	$—	$147,627
Accounts receivable, net	—	22,755	57,709	171,422	—	251,886
Inventories	—	67,251	83,205	175,841	—	326,297
Prepaid expenses and other current assets	—	59,586	23,786	73,405	—	156,777
Assets of discontinued operations	—	—	5,381	898	—	6,279

Total current assets	—	180,363	170,079	538,424	—	888,866

Property, plant and equipment, net	—	51,220	6,045	52,298	—	109,563
Investment in subsidiaries	1,036,139	551,617	—	—	(1,587,756)	—
Other assets	—	80,644	51,408	365,612	—	497,664

Total assets	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$7,445	$4,610	$—	$12,055
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	84,286	47,619	270,352	—	402,257

Total current liabilities	—	84,286	55,064	274,962	—	414,312

Intercompany accounts	247,398	97,543	(480,490)	135,549	—	—
Long-term debt	—	163,794	—	—	—	163,794
Other long-term liabilities	—	45,814	2,648	80,784	—	129,246
Stockholders’ equity	788,741	472,407	650,310	465,039	(1,587,756)	788,741

Total liabilities and stockholders’ equity	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	April 5, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$6,275	$294	$131,433	$—	$138,002
Accounts receivable, net	—	—	149,544	208,058	—	357,602
Inventories	—	69,323	86,423	165,252	—	320,998
Prepaid expenses and other current assets	—	74,702	23,342	85,021	—	183,065
Assets of discontinued operations	—	144	4,334	3,341	—	7,819

Total current assets	—	150,444	263,937	593,105	—	1,007,486

Property, plant and equipment, net	—	55,280	6,731	51,480	—	113,491
Investment in subsidiaries	1,091,232	551,775	—	—	(1,643,007)	—
Other assets	—	86,831	46,995	409,894	—	543,720

Total assets	$1,091,232	$844,330	$317,663	$1,054,479	$(1,643,007)	$1,664,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$1,057	$8,342	$7,386	$—	$16,785
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	96,343	42,458	289,788	—	428,589

Total current liabilities	—	97,400	50,800	297,174	—	445,374

Intercompany accounts	262,280	1,130	(387,954)	124,544	—	—
Long-term debt	—	267,464	—	—	—	267,464
Other long-term liabilities	—	26,397	2,744	93,766	—	122,907
Stockholders’ equity	828,952	451,939	652,073	538,995	(1,643,007)	828,952

Total liabilities and stockholders’ equity	$1,091,232	$844,330	$317,663	$1,054,479	$(1,643,007)	$1,664,697

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$117,733	$152,012	$268,700	$—	$538,445
Cost of goods sold	—	78,111	100,591	134,183	—	312,885

Gross profit	—	39,622	51,421	134,517	—	225,560
SG&A expenses (including amortization of intangible assets)	—	35,392	26,671	98,820	—	160,883
Pension expense (income)	—	537	—	—	—	537

Operating income (loss)	—	3,693	24,750	35,697	—	64,140
Equity in income of subsidiaries	(37,571)	—	—	—	37,571	—
Intercompany	—	(5,030)	(566)	5,596	—	—
Other (income) loss	—	1,724	—	(2,128)	—	(404)
Interest (income) expense, net	—	4,315	—	1,346	—	5,661

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	37,571	2,684	25,316	30,883	(37,571)	58,883
Provision (benefit) for income taxes	—	917	8,657	10,560	—	20,134

Income (loss) from continuing operations before noncontrolling interest	37,571	1,767	16,659	20,323	(37,571)	38,749
Income (loss) from discontinued operations, net of income taxes	—	—	(797)	(123)	—	(920)

Net Income (loss)	37,571	1,767	15,862	20,200	(37,571)	37,829
Less: Net Income (loss) attributable to the noncontrolling interest	—	—	—	(258)	—	(258)

Net income (loss) attributable to Warnaco Group, Inc.	$37,571	$1,767	$15,862	$19,942	$(37,571)	$37,571

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$106,158	$144,513	$316,987	$—	$567,658
Cost of goods sold	—	70,658	97,286	145,593	—	313,537

Gross profit	—	35,500	47,227	171,394	—	254,121
SG&A expenses (including amortization of intangible assets)	—	39,167	30,719	128,783	—	198,669
Pension expense (income)	—	(291)	—	—	—	(291)

Operating income (loss)	—	(3,376)	16,508	42,611	—	55,743
Equity in income of subsidiaries	(17,709)	—	—	—	17,709	—
Intercompany	—	(1,424)	(2,242)	3,666	—	—
Other (income) loss	—	3,197	—	2,264	—	5,461
Interest (income) expense, net	—	7,483	(1)	975	—	8,457

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	17,709	(12,632)	18,751	35,706	(17,709)	41,825
Provision (benefit) for income taxes	—	14,850	6,724	13,068	—	34,642

Income (loss) from continuing operations before noncontrolling interest	17,709	(27,482)	12,027	22,638	(17,709)	7,183
Income (loss) from discontinued operations, net of income taxes	—	(105)	(3,214)	14,056	—	10,737

Net income (loss)	17,709	(27,587)	8,813	36,694	(17,709)	17,920
Less: Net income attributable to the noncontrolling interest	—	—	—	(211)	—	(211)

Net income (loss) attributable to Warnaco Group, Inc.	$17,709	$(27,587)	$8,813	$36,483	$(17,709)	$17,709

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 4, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$1,196	$(67,447)	$(1,699)	$5,144	$—	$(62,806)
Net cash provided by (used in) operating activities from discontinued operations	—	15	2,411	(801)	—	1,625

Net cash provided by (used in) operating activities	1,196	(67,432)	712	4,343	—	(61,181)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	10	—	10
Purchase of property, plant and equipment	—	(1,181)	(713)	(5,467)	—	(7,361)

Net cash used in investing activities from continuing operations	—	(1,181)	(713)	(5,457)	—	(7,351)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(1,181)	(713)	(5,457)	—	(7,351)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	52,203	—	633	—	52,836
Decrease in short-term notes payable	—	—	—	(6,502)	—	(6,502)
Proceeds from the exercise of employee stock options	96	—	—	—	—	96
Purchase of treasury stock	(1,292)	—	—	—	—	(1,292)
Other	—	(502)	—	—	—	(502)

Net cash provided by (used in) financing activities	(1,196)	51,701	—	(5,869)	—	44,636

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,680)	—	(1,680)
Decrease in cash and cash equivalents	—	(16,912)	(1)	(8,663)	—	(25,576)
Cash and cash equivalents at beginning of period	—	30,771	(2)	116,858	—	147,627

Cash and cash equivalents at end of period	$—	$13,859	$(3)	$108,195	$—	$122,051

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 5, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(5,270)	$(63,574)	$13,074	$15,310	$—	$(40,460)
Net cash provided by (used in) operating activities from discontinued operations	—	(570)	(6,577)	4,232	—	(2,915)

Net cash provided by (used in) operating activities	(5,270)	(64,144)	6,497	19,542	—	(43,375)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	142	—	148
Purchase of property, plant and equipment	—	(4,270)	(584)	(6,302)	—	(11,156)
Proceeds from the sale of business, net	—	—	(5,816)	40,469	—	34,653
Business acquisitions, net of cash acquired	—	(2,027)	—	(28,539)	—	(30,566)

Net cash provided by (used in) investing activities from continuing operations	—	(6,291)	(6,400)	5,770	—	(6,921)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(6,291)	(6,400)	5,770	—	(6,921)

Cash flows from financing activities:
Repayment of Term B Note	—	(900)	—	—	—	(900)
Borrowings under revolving credit facility	—	47,638	—	—	—	47,638
Other	—	(17)	—	—	—	(17)
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Decrease in short-term notes payable	—	—	—	(12,523)	—	(12,523)
Proceeds from the exercise of employee stock options	9,313	—	—	—	—	9,313
Purchase of treasury stock	(4,043)	—	—	—	—	(4,043)

Net cash provided by (used in) financing activities	5,270	536	—	(12,523)	—	(6,717)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	3,097	—	3,097
Increase (decrease) in cash and cash equivalents	—	(69,899)	97	15,886	—	(53,916)
Cash and cash equivalents, at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents, at end of period	$—	$6,275	$294	$131,433	$—	$138,002

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Note 20 —	Commitments

Except as set forth below, the contractual obligations and commitments in existence as of April 4, 2009 did not differ materially from those disclosed as of January 3, 2009 in the Company’s Annual Report on Form 10-K for Fiscal 2008.

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total

Operating leases entered into during the Three Months Ended April 4, 2009(a)	$6,799	$9,851	$9,534	$7,560	$6,223	$39,844	$79,811
Other contractual obligations pursuant to agreements entered into during the Three Months Ended April 4, 2009	12,006	(432)	(17)	—	264	(98)	$11,723

Total	$18,805	$9,419	$9,517	$7,560	$6,487	$39,746	$91,534

(a)	includes approximately $33.9 million related to a distribution center in the Netherlands.

As of April 4, 2009, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3 — Qualitative and Quantitative Disclosures About Market Risk — Foreign Exchange Risk).

As of April 4, 2009, the Company does not anticipate significant changes to its uncertain tax positions, in accordance with FIN 48, within the next 12 months. The Company believes that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and that could affect the market value of the Company’s common stock. Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Statement Regarding Forward-Looking Disclosure.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (“Fiscal 2008”).

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from January 4, 2009 to April 4, 2009 (the “Three Months Ended April 4, 2009”) and the period from December 30, 2007 to April 5, 2008 (the “Three Months Ended April 5, 2008”) contained thirteen weeks and fourteen weeks of operations, respectively.

References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. “Core Intimates” refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession / “shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group. Within each segment, inventory is transferred between the wholesale business and the retail business. These intra-segment transfers are primarily recorded at cost plus a mark-up percentage. Such intra-segment mark-up percentage is eliminated within each segment.

Overview

The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of April 4, 2009, the Company operated: (i) 960 Calvin Klein retail stores worldwide (consisting of 178 free-standing stores (including 92 full price and 86 outlet stores), 780 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store); and (ii) one Speedo® on-line store. As of April 4, 2009, there were also 615 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Highlights for the Three Months Ended April 4, 2009 included:

•	Net revenue decreased $29.2 million, or 5.1%, to $538.4 million for the Three Months Ended April 4, 2009, reflecting decreases of $20.0 million in the Sportswear Group, $4.6 million in the Intimate Apparel Group and $4.6 million in the Swimwear Group. The decline in net revenues was primarily related to the unfavorable effect of fluctuations in foreign currency exchange rates (see below). Without the effect of foreign currency fluctuations, net revenues would have increased $31.7 million. In addition, the Three Months Ended April 5, 2008 benefitted from one additional week of operating activity as the Three Months Ended April 4, 2009 contained thirteen weeks of operations while the Three Months Ended April 5, 2008 contained fourteen weeks of operations. Net revenues related to the extra week of operations during the Three Months Ended April 5, 2008 were approximately $23.0 million. Net revenues from comparable store sales in local currency increased 4.9%. Net revenues were favorably affected by the Company’s use of its diversified channels of distribution which helped it to mitigate the effects of the downturn in the global economy.

•	Operating income increased $8.4 million, or 15.1%, to $64.1 million for the Three Months Ended April 4, 2009 from $55.7 million for the Three Months Ended April 5, 2008. For the Three Months Ended April 4, 2009, fluctuations in foreign currency adversely affected operating income (see below). Operating income includes restructuring charges of $8.6 million for the Three Months Ended April 4, 2009. Operating income for the Three Months Ended April 5, 2008 includes restructuring expenses of $20.3 million, including a charge of $18.5 million (the “Collection License Company Charge”) recorded in the Sportswear segment related to the transfer of the Collection License Company (see Note 3 to Notes to the Consolidated Condensed Financial Statements) to Phillips-Van Heusen Corporation (“PVH”).

•	Both net revenues and operating income for the Three Months Ended April 4, 2009 were negatively impacted by fluctuations in foreign currencies. On average, for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008, the U.S. dollar strengthened relative to the functional currencies of countries where the Company conducts certain of its operations overseas (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso). Therefore, foreign currency fluctuations caused a $60.9 million decrease in net revenues and a $14.0 million decrease in operating income for the Three Months Ended April 4, 2009 (see Item 3. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).

•	Income from continuing operations for the Three Months Ended April 4, 2009 was $0.83 per diluted share, a 453% increase compared to the $0.15 per diluted share for the Three Months Ended April 5, 2008. Included in income from continuing operations for the Three Months Ended April 4, 2009 are restructuring charges of $5.7 million (net of income tax benefits of $2.9 million), or $0.12 per diluted share. Income from continuing operations for the Three Months Ended April 5, 2008 included an initial estimated tax charge of approximately $19.5 million, or $0.42 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $19.3 million (net of income tax benefit of $1.0 million), or $0.41 per diluted share.

•	In anticipation of further effects of the economic downturn and in order to align its cost structure to match current economic conditions, the Company continued its workforce reduction, which commenced in the fourth quarter of Fiscal 2008. During the first quarter of Fiscal 2009, this reduction resulted in the termination of 164 employees (in both the Company’s domestic and foreign operations) at a cost of approximately $5.9 million.

•	The Company launched an on-line store for the sale of Calvin Klein Jeans at www.calvinkleinjeans.com.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2008 for a discussion of the Company’s critical accounting policies.

Among those estimates and assumptions, the Company reviews its intangible assets and goodwill for impairment in the fourth quarter of each fiscal year or sooner if events or changes in circumstances indicate that the carrying amount of any of those assets may not be recoverable. Such events may include, among others, (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

During the Three Months Ended April 4, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets.

Recent Accounting Pronouncements

See Note 2 to Notes to Consolidated Condensed Financial Statements for a description of accounting pronouncements that have recently been issued and the Company’s assessment of the effect of their adoption on its financial position, results of operations and cash flows.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008. The results of the Company’s discontinued operations are included in “Income from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended April 4, 2009 and 14 weeks of activity for the Three Months Ended April 5, 2008.

	Three Months		Three Months
	Ended		Ended
	April 4,	% of Net	April 5,	% of Net
	2009	Revenues	2008	Revenues
	(In thousands of dollars)

Net revenues	$538,445	100.0%	$567,658	100.0%
Cost of goods sold	312,885	58.1%	313,537	55.2%

Gross profit	225,560	41.9%	254,121	44.8%
Selling, general and administrative expenses	158,756	29.5%	196,195	34.6%
Amortization of intangible assets	2,127	0.4%	2,474	0.4%
Pension expense (income)	537	0.1%	(291)	(0.1)%

Operating income	64,140	11.9%	55,743	9.8%
Other income (loss)	(404)		5,461
Interest expense	6,069		9,390
Interest income	(408)		(933)

Income from continuing operations before provision for income taxes and noncontrolling interest	58,883		41,825
Provision for income taxes	20,134		34,642

Income from continuing operations before noncontrolling interest	38,749		7,183
Income (loss) from discontinued operations, net of taxes	(920)		10,737

Net income	37,829		17,920
Less: Net Income attributable to the noncontrolling interest	(258)		(211)

Net income attributable to Warnaco Group, Inc.	$37,571		$17,709

Net Revenues

Net revenues by group were as follows:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands of dollars)

Sportswear Group	$280,147	$300,119	$(19,972)	(6.7)%
Intimate Apparel Group	162,368	167,029	(4,661)	(2.8)%
Swimwear Group	95,930	100,510	(4,580)	(4.6)%

Net revenues(a)	$538,445	$567,658	$(29,213)	(5.1)%

(a)	Includes $381.5 million and $401.1 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to the Company’s total Calvin Klein businesses (a decrease of 4.9%).

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

The $20.0 million decrease in Sportswear net revenues, the $4.6 million decrease in Intimate Apparel net revenues and the $4.6 million decrease in Swimwear Group net revenues relate primarily to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso). This unfavorable effect resulted in a $60.9 million decrease in net revenues for the Three Months Ended April 4, 2009 compared to the prior year. Without the effect of foreign currency fluctuations, net revenues would have increased $31.7 million. In addition, the Three Months Ended April 5, 2008 benefitted from one additional week of operating activity as the Three Months Ended April 4, 2009 contained thirteen weeks of operations while the Three Months Ended April 5, 2008 contained fourteen weeks of operations. Net revenues related to the extra week of operations in 2008 were approximately $23.0 million. Net revenues for the Three Months Ended April 4, 2009 also include an aggregate increase of $22.4 million due to the shifting in timing of shipments as compared to the Three Months Ended April 5, 2008 (see below).

The following tables summarize the Company’s net revenues by channel of distribution and region for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,
	2009	2008

United States — wholesale
Department stores and independent retailers	10%	14%
Specialty stores	9%	8%
Chain stores	7%	6%
Mass merchandisers	1%	1%
Membership clubs	13%	8%
Off price and other	9%	7%

Total United States — wholesale	49%	44%
International — wholesale	33%	37%
Retail	18%	19%

Net revenues — consolidated	100%	100%

By Region:

	Net Revenues
	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,	Increase /	%
	2009	2008	(Decrease)	Change
	(In thousands of dollars)

United States	$269,744	$257,014	$12,730	5.0%
Europe	142,715	172,165	(29,450)	(17.1)%
Asia	82,781	86,583	(3,802)	(4.4)%
Canada	20,697	26,932	(6,235)	(23.2)%
Mexico, Central and South America	22,508	24,964	(2,456)	(9.8)%

Total	$538,445	$567,658	$(29,213)	(5.1)%

By Channel:

	Net Revenues
	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,		%
	2009	2008	Increase	Change
	(In thousands of dollars)

Wholesale	$443,801	$462,302	$(18,501)	(4.0)%
Retail	94,644	105,356	(10,712)	(10.2)%

Total	$538,445	$567,658	$(29,213)	(5.1)%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands of dollars)

Calvin Klein Jeans	$182,623	$193,628	$(11,005)	(5.7)%
Chaps	37,080	39,717	(2,637)	(6.6)%

Sportswear wholesale	219,703	233,345	(13,642)	(5.8)%
Sportswear retail	60,444	66,774	(6,330)	(9.5)%

Sportswear Group(a)(b)	$280,147	$300,119	$(19,972)	(6.7)%

(a)	Includes net revenues of $26.7 million and $26.9 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	Includes approximately $10.7 million and $12.9 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

The $11.0 million decrease in Calvin Klein jeans wholesale net revenues reflects decreases of $15.6 million in Europe, $1.5 million in Canada, $1.3 million in Mexico, partially offset by an increase of $5.6 million in the U.S. and $1.8 million in Asia . The decrease in Europe primarily reflects the unfavorable effects of foreign currency fluctuations. The decrease in Mexico, Central and South America primarily reflects the unfavorable effects of foreign currency fluctuations coupled with decreased sales and increased customer allowances, due mainly to the downturn in the economy. The increase in the U.S. primarily reflects an increase in sales to off-price stores and membership clubs (due to initiation of new sales programs in the first quarter of Fiscal 2009 and a shift in timing of certain continuing programs, which occurred in the first quarter of Fiscal 2009 when comparable sales took place in the second quarter of 2008), partially offset by a decrease in sales to department stores (primarily related to decreases in the men’s and women’s jeans business, partially offset by an increase in the Petite size jeans business, which launched in the fourth quarter of 2008). The decrease in Canada primarily reflects a decline in sales to department stores. The increase in Asia primarily reflects an increase in net revenues in local currencies, partially offset by the unfavorable effects of foreign currency fluctuations, primarily related to Korea. The increase in net revenues in local currencies relates to the Company’s expansion efforts in this region, particularly in China, including an increase in the number of stores operated by distributors, as well as increased sales in Korea primarily due to an increase in promotional events and discounts.

The $2.6 million decrease in Chaps net revenues reflects decreases in the U.S., Canada and Mexico of $1.3 million, $1.1 million and $0.2 million, respectively. The decrease in Chaps net revenues in the U.S primarily reflects decreases in sales to customers in the department store and specialty store distribution channels, partially offset by increases in the off-price and chain store channels. The decline in Chaps net revenues in Canada was due primarily to a decrease in sales to department stores and decreases in Mexico primarily reflected a decrease in sales to membership clubs coupled with an increase in customer allowances.

The $6.3 million decrease in Sportswear retail net revenues primarily reflects a $7.7 million decrease in Asia (primarily related to the unfavorable effects of foreign currency fluctuations, which more than offset increases in same store sales and new store openings in China and Korea) and a $0.7 million increase in Europe (primarily related to volume increases and the effect of new store openings, partially offset by the unfavorable effect of foreign currency fluctuations) and a $0.6 million increase in Mexico, Central and South America.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,	Increase
	2009	2008	(Decrease)	% Change
	(In thousands of dollars)

Calvin Klein Underwear	$96,530	$89,493	$7,037	7.9%
Core Intimates	33,974	42,134	(8,160)	(19.4)%

Intimate Apparel wholesale	130,504	131,627	(1,123)	(0.9)%
Calvin Klein Underwear retail	31,864	35,402	(3,538)	(10.0)%

Intimate Apparel Group	$162,368	$167,029	$(4,661)	(2.8)%

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

The $7.0 million increase in Calvin Klein Underwear wholesale net revenues reflects an increase in the U.S. of $12.3 million and an increase of $2.5 million in Asia, partially offset by decreases in Europe of $6.1 million, in Mexico, Central and South America of $0.9 million and in Canada of $0.8 million. The decrease in Europe primarily relates to decreases in sales of men’s lines (which the Company believes is related to the downturn in the economy) and an increase in women’s lines (primarily related to new product launches and additional customer locations, despite the downturn in the economy) during the Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008 coupled with the negative impact of foreign currency fluctuations. The increase in the U.S. of the Company’s Calvin Klein Underwear wholesale business primarily related to increases in sales to membership clubs and the off-price channel of distribution (due to increases in customer-initiated orders and shipments made in the first quarter of Fiscal 2009 where comparable shipments were made in the second quarter of Fiscal 2008) and to stores operated by the licensor of the Calvin Klein brand (due to an increase in new stores opened in the first quarter of Fiscal 2009). Those increases were partially offset by a decrease in sales to department stores. The increase in Asia is primarily related to the expansion of the Company’s distribution network in China and an increase in shipments by distributors to Japan and Australia due to timing. The decrease in Mexico, Central and South America reflects the unfavorable effects of foreign currency fluctuations, which more than offset increases in sales to membership clubs. The decrease in Canada resulted from a decline in sales to department stores and the mass merchant channel, which the Company believes relates to the downturn in the economy.

The $8.1 million decrease in Core Intimates net revenues reflects a $5.0 million decrease in the U.S., a $2.4 million decrease in Canada, and a $0.7 million decrease in Mexico. The decrease in the U.S. is primarily related to decreased sales of the Company’s Warner’s product to JC Penney, Kohl’s and Federated stores (due to decreased replenishment orders which the Company believes is related to the downturn in the economy, partially offset by an increase from the introduction of new styles in the first quarter of Fiscal 2009), decreased sales of the Olga line (primarily related to the planned reduction of new styles given the downturn in the economy, partially offset by an increase in replenishment orders) and a reduction in private label business. Those decreases were partially offset by an increase in the off-price channel and favorable effects of reductions in the level of customer returns and allowances. The decrease in Canada was due to lower sales in the mass merchant and department store channels and the unfavorable effect of foreign currency fluctuations.

The $3.5 million decrease in Calvin Klein Underwear retail net revenues primarily reflects a $3.6 million decrease in Europe, a $0.3 million decrease in Asia, and a $0.6 million decrease in the U.S., partially offset by increases of $0.6 million in Canada and $0.4 million in Mexico. The decrease in net revenues in Europe to $22.1 million for the Three Months Ended April 5, 2009 from $25.7 million for the Three Months Ended April 5, 2008 primarily reflects the unfavorable effect of foreign currency fluctuations which more than offset increases in sales at concession, outlet and full-price stores due to opening of additional new stores. The decrease in net revenues in Asia to $6.4 million for the Three Months Ended April 5, 2009 from $6.7 million for the Three Months Ended April 5, 2008 primarily reflects a decline in same store sales in China and Hong Kong, which the Company believes relates to the downturn in the economy, partially offset by an increase in the number of stores in Hong Kong.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,	Increase
	2009	2008	(Decrease)	% Change
	(In thousands of dollars)

Speedo	$83,773	$81,905	$1,868	2.3%
Calvin Klein	9,821	15,425	(5,604)	(36.3)%

Swimwear wholesale	93,594	97,330	(3,736)	(3.8)%
Swimwear retail(a)	2,336	3,180	(844)	(26.5)%

Swimwear Group	$95,930	$100,510	$(4,580)	(4.6)%

(a)	Includes $0.2 million and $0.4 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to Calvin Klein retail swimwear.

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

The $1.9 million increase in net revenues for Speedo wholesale is due primarily to a $3.5 million increase in the U.S., partially offset by decreases of $1.2 million in Canada and $0.4 million in Mexico, Central and South America. The increase in the U.S. primarily reflects an increase in sales to membership clubs due to new programs and a shift in the timing of shipments into the first quarter of Fiscal 2009 (comparable shipments occurred in the fourth quarter of Fiscal 2007 and second quarter of Fiscal 2008 instead of the first quarter of Fiscal 2008), and an increase in sales to specialty stores. Those increases were partially offset by decreased sales to the mass merchandise, department store, chain store and off-price channels of distribution.

The $5.6 million decrease in Calvin Klein swimwear wholesale net revenues primarily reflects a $4.7 million decrease in Europe, a $1.1 million decrease in the U.S., partially offset by an increase of $0.2 million in Mexico. The decrease in Europe primarily relates to a shift in the timing of certain shipments, which are expected to occur in the second quarter of 2009, while comparable shipments occurred in the first quarter of 2008, combined with the negative effect of foreign currency fluctuations. The decrease in the U.S. is due to a decrease in the department store, specialty store and off-price channels.

The $0.8 million decrease in Swimwear retail net revenues primarily reflects a $0.6 million decrease in the U.S. and a $0.2 million decrease in Europe. The decrease in net revenues in the U.S. primarily reflects volume decreases at the online Speedo store. The decrease in net revenues in Europe primarily reflects volume decreases at concession, outlet and full-price stores (related to Calvin Klein swimwear) and the negative impact of foreign currency fluctuations.

Gross Profit

Gross profit was as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of
	April 4,	Brand Net	April 5,	Brand Net
	2009	Revenues	2008	Revenues

Sportswear Group(a)	$119,384	42.6%	$135,992	45.3%
Intimate Apparel Group	73,856	45.5%	81,025	48.5%
Swimwear Group	32,320	33.7%	37,104	36.9%

Total gross profit	$225,560	41.9%	$254,121	44.8%

(a)	Sportswear Group gross profit includes approximately $6.8 million and $9.6 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Gross profit was $225.6 million, or 41.9% of net revenues, for the Three Months Ended April 4, 2009 compared to $254.1 million, or 44.8% of net revenues, for the Three Months Ended April 5, 2008. The $28.6 million decrease in gross profit was due to decreases in the Sportswear Group ($16.6 million), the Intimate Apparel Group ($7.2 million) and the Swimwear Group ($4.8 million). The U.S. dollar strengthened significantly during the Three Months Ended April 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Three Months Ended April 5, 2008. Consequently, foreign currency fluctuation resulted in a $34.4 million decrease in gross profit for the Three Months Ended April 4, 2009. In addition, gross profit for the Three Months Ended April 5, 2008 benefitted by an extra week of operations when compared to the Three Months Ended April 4, 2009. Included in gross profit for the Three Months Ended April 4, 2009 is $0.1 million, $0.8 million and $0.6 million of restructuring expenses related to the Sportswear, Intimate Apparel and Swimwear Groups, respectively, primarily related to the reduction in the Company’s workforce in January 2009. Included in gross profit for the Three Months Ended April 5, 2008 is $0.7 million of restructuring expenses related to the Swimwear Group (see Note 5 of Notes to Consolidated Financial Statements).

Sportswear Group gross profit decreased $16.6 million for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008 reflecting a $20.7 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix in Europe and the effect of an extra week of operations during the Three Months Ended April 5, 2008) partially offset by a $4.1 million increase in the domestic business (primarily reflecting an increase in net revenues and a reduction in sourcing costs). Gross margin decreased 270 basis points for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008 primarily reflecting an unfavorable sales mix in Europe coupled with increases in the level of promotional discounts in Asia, partially offset by favorability in sales mix and a reduction in sourcing costs in the U.S.

Intimate Apparel Group gross profit decreased $7.2 million and gross margin decreased 300 basis points for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008 reflecting a $10.1 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, an increase in the level of promotional discounts and the effect of an extra week of operations during the Three Months Ended April 5, 2008) partially offset by a $2.9 million increase in the domestic business. The increase in the domestic business primarily reflects increased net revenues and favorable sales mix in the Calvin Klein underwear business, partially offset by declines in the Core business as a result of reduced net revenues coupled with an unfavorable sales mix and restructuring expense increase in that business.

Swimwear Group gross profit decreased $4.8 million and gross margin decreased 320 basis points for the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008. The decrease in gross profit primarily reflects a $1.0 million decrease in Speedo (primarily related to increased production costs and unfavorable sales mix, which more than offset the increase in net revenues) and a $3.8 million decline in Calvin Klein gross profit (due primarily to a decrease in net sales in Europe). The decrease in gross margin also relects the effect of an extra week of operations during the Three Months Ended April 5, 2008.

Selling, General and Administrative Expenses

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Selling, general & administrative (“SG&A”) expenses decreased $37.4 million to $158.8 million (29.5% of net revenues) for the Three Months Ended April 4, 2009 compared to $196.2 million (34.6% of net revenues) for the Three Months Ended April 5, 2008. The decrease in SG&A expenses reflects a $12.5 million decrease in restructuring expenses (charges for the Three Months Ended April 4, 2009 primarily related to the reduction in the Company’s workforce in January 2009 and consolidation of the Company’s European operations of $6.1 million, while charges for the Three Months Ended April 5, 2008 related primarily to the Collection License Company Charge of $18.5 million, discussed previously, as well as activities to increase productivity and profitability in the Swimwear segment). The decrease in SG&A expenses also reflects a net decrease of $20.4 million associated with the foreign currency exchange fluctuations since the U.S. dollar strengthened during the Three Months Ended April 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Three Months Ended April 5, 2008 and the fourteenth week of operations in the Three Months Ended April 5, 2008. Administrative expenses decreased $7.4 million (primarily related to reductions in professional fees, travel and personnel costs mainly as a result of the Company’s cost cutting initiatives). Marketing expenses decreased $6.1 million (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S.), selling expenses decreased $9.5 million and distribution expenses decreased $1.9 million (both primarily reflecting decreases related to the effects of foreign currency fluctuations and the effects of the Company’s workforce reductions, partially offset by increases associated with the opening of additional retail stores for the Calvin Klein businesses in Europe, Asia and Canada).

Amortization of Intangible Assets

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Amortization of intangible assets was $2.1 million for the Three Months Ended April 4, 2009 compared to $2.5 million for the Three Months Ended April 5, 2008. The decrease primarily relates to the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.

Pension Income/Expense

Pension expense was $0.5 million in the Three Months Ended April 4, 2009 compared to pension income of $0.3 million in the Three Months Ended April 5, 2008. See Note 8 of Notes to the Consolidated Condensed Financial Statements.

Operating Income

The following table presents operating income by group:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,
	2009	2008
	(In thousands of dollars)

Sportswear Group	$38,321	$22,079
Intimate Apparel Group	29,402	32,285
Swimwear Group	12,555	14,818
Unallocated corporate expenses(b)	(16,138)	(13,439)

Operating income(a)	$64,140	$55,743

Operating income as a percentage of net revenue	11.9%	9.8%

(a)	Includes approximately $8.6 million and $20.3 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	Includes $0.5 million and $(0.3) million of pension expense (income), $1.4 million and zero of restructuring expenses and $1.8 million and $(0.2) million of foreign currency losses (gains) for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008, respectively.

The following table summarizes key measures of the Company’s operating income for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008:

	Three Months Ended	Three Months Ended	Increase /
	April 4, 2009	April 5, 2008	(Decrease)	% Change
		(In thousands of dollars)

By Region:
Domestic	$44,571	$28,369	$16,202	57.1%
International	35,707	40,813	(5,106)	(12.5)%
Unallocated corporate expenses	(16,138)	(13,439)	(2,699)	20.1%

Total	$64,140	$55,743	$8,397	15.1%

By Channel:
Wholesale	$74,851	$55,000	$19,851	36.1%
Retail	5,427	14,182	(8,755)	(61.7)%
Unallocated corporate expenses	(16,138)	(13,439)	(2,699)	20.1%

Total	$64,140	$55,743	$8,397	15.1%

Total Calvin Klein products	$61,423	$50,840	$10,583	20.8%

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Operating income was $64.1 million (11.9% of net revenues) for the Three Months Ended April 4, 2009 compared to $55.7 million (9.8% of net revenues) for the Three Months Ended April 5, 2008. Included in operating income for the Three Months Ended April 4, 2009 are pension expense of $0.5 million and restructuring charges of $8.6 million. Included in operating income for the Three Months Ended April 5, 2008 are pension income of $0.3 million and restructuring charges of $20.3 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Operating income for the Three Months Ended April 4, 2009 and the Three Months Ended April 5, 2008 includes a $14.0 million decrease and $4.8 million increase, respectively, related to the effects of fluctuations in exchange rates of foreign currencies. In addition, operating income for the Three Months Ended April 5, 2008 was favorably affected by the additional week of operations.

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of
	April 4,	Brand Net	April 5,	Brand Net
	2009(c)	Revenues	2008(c)	Revenues
	(In thousands of dollars)

Calvin Klein Jeans	$31,680	17.3%	$14,714	7.6%
Chaps	4,620	12.5%	2,798	7.0%

Sportswear wholesale	36,300	16.5%	17,512	7.5%
Sportswear retail	2,021	3.3%	4,567	6.8%

Sportswear Group(a)(b)	$38,321	13.7%	$22,079	7.4%

(a)	Includes restructuring charges of $8.6 million for the Three Months Ended April 4, 2009, primarily related to the reduction in the Company’s workforce and restructuring charges of $20.3 million for the Three Months Ended April 5, 2008, primarily related to the Collection License Company Charge of $18.5 million related to the transfer of the Collection License Company to PVH.

(b)	Includes approximately $0.8 million and $1.6 million for the Three Months Ended April 4, 2009 and April 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,
	2009	2008
	(In thousands of dollars)

Calvin Klein Jeans	$3,223	$3,247
Chaps	1,806	2,115

Sportswear wholesale	5,029	5,362
Sportswear retail	2	95

Sportswear Group	$5,031	$5,457

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Sportswear Group operating income increased $16.2 million, or 73.6%, primarily reflecting increases of $16.9 million and $1.8 million in the Calvin Klein Jeans wholesale and Chaps businesses, partially offset by a decrease of $2.5 million in the Calvin Klein Jeans retail business. The increase in Sportswear operating income primarily reflects a $16.6 million decrease in gross profit, more than offset by a $32.8 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 9.1%. The decrease in SG&A expenses primarily reflects a $15.8 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements), the effects of foreign currency fluctuations, savings as a result of cost cutting initiatives, partially offset by increases in Asia due to store openings and the benefit of an extra fourteenth week in 2008.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of
	April 4,	Brand Net	April 5,	Brand Net
	2009(a)	Revenues	2008(a)	Revenues
	(In thousands of dollars)

Calvin Klein Underwear	$23,906	24.8%	$18,966	21.2%
Core Intimates	2,224	6.5%	4,725	11.2%

Intimate Apparel wholesale	26,130	20.0%	23,691	18.0%
Calvin Klein Underwear retail	3,272	10.3%	8,594	24.3%

Intimate Apparel Group	$29,402	18.1%	$32,285	19.3%

(a)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,
	2009	2008
	(In thousands of dollars)

Calvin Klein Underwear	$2,292	$2,652
Core Intimates	1,361	1,778

Intimate Apparel wholesale	3,653	4,430
Calvin Klein Underwear retail	86	—

Intimate Apparel Group	$3,739	$4,430

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Intimate Apparel Group operating income for the Three Months Ended April 4, 2009 decreased $2.9 million, or 8.9%, over the prior year reflecting a $5.3 million decrease in Calvin Klein Underwear retail, a $2.5 million decrease in Core Intimates and a $4.9 million increase in Calvin Klein Underwear wholesale. The 120 basis point decline in operating income as a percentage of net revenues primarily reflects a 300 basis point decrease in gross margin offset by a 180 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily reflects the Company’s initiative to reduce costs.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of
	April 4,	Brand Net	April 5,	Brand Net
	2009(a)	Revenues	2008(a)	Revenues
		(In thousands of dollars)

Speedo	$11,767	14.0%	$9,805	12.0%
Calvin Klein	655	6.7%	3,992	25.9%

Swimwear wholesale	12,422	13.3%	13,797	14.2%
Swimwear retail(b)	133	5.7%	1,021	32.1%

Swimwear Group	$12,555	13.1%	$14,818	14.7%

(a)	Includes an allocation of shared services expenses by brand in the following table:

(b)	Includes $(113) and $12 related to Calvin Klein retail swimwear.

	Three Months	Three Months
	Ended	Ended
	April 4,	April 5,
	2009	2008
	(In thousands of dollars)

Speedo	$2,409	$3,710
Calvin Klein	56	114

Swimwear wholesale	2,465	3,824
Swimwear retail	150	—

Swimwear Group	$2,615	$3,824

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Swimwear Group operating income for the Three Months Ended April 4, 2009 decreased $2.3 million, or 15.3%, reflecting a $3.3 million decrease in Calvin Klein wholesale and a decline of $0.9 million in Swimwear retail, partially offset by $1.9 million increase in Speedo wholesale. Operating income for the Three Months Ended April 4, 2009 and the Three Months ended April 5, 2008 includes restructuring expenses of $1.6 million and $1.0 million, respectively, primarily related to the reduction in the Company’s workforce in January 2009 as well as the rationalization of the Swimwear Group warehouse and distribution function in California. The 160 basis point decline in operating income as a percentage of net revenues primarily reflects a 320 basis point decrease in gross margin, offset by the effects of a 160 basis point decrease in SG&A as a percentage of net revenues. The decrease in SG&A as a percentage of net revenues primarily relates to the Company’s initiative to reduce costs and the benefit of the fourteenth week of operations in the Three Months Ended April 5, 2008.

Other Loss (Income)

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Income of $0.4 million for the Three Months Ended April 4, 2009 primarily reflects net gains of $1.3 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency and $0.9 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Loss of $5.5 million for the Three Months Ended April 5, 2008 primarily reflects net losses of $0.9 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $1.2 million loss related to foreign currency exchange contracts designed to fix the number of euros required to satisfy 70% of inventory purchases made by certain of the Company’s European subsidiaries and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million and other losses, net, of $0.2 million.

Interest Expense

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Interest expense decreased $3.3 million to $6.1 million for the Three Months Ended April 4, 2009 from $9.4 million for the Three Months Ended April 5, 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, and to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable. In addition, income on the Company’s interest rate swaps increased $0.2 million.

Interest Income

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Interest income decreased $0.5 million to $0.4 million for the Three Months Ended April 4, 2009 from $0.9 million for the Three Months Ended April 5, 2008. The decrease in interest income was due primarily to a decrease in interest earned on lower outstanding cash balances at lower interest rates.

Income Taxes

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

The provision for income taxes was $20.1 million or an effective tax rate of 34.2% for the Three Months Ended April 4, 2009, compared to $34.6 million or an effective tax rate of 82.8% for the Three Months Ended April 5, 2008. The decrease in the effective tax rate primarily relates to (1) a non-recurring tax charge of $19.5 million in the U.S. associated with the repatriation of the Lejaby sale net proceeds during the Three Months ended April 5, 2008, as disclosed in Note 3 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008; (2) income tax expense recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2005, and (3) offset by a shift in forecasted earnings from lower to higher taxing jurisdictions for the Three Months Ended April 4, 2009.

Discontinued Operations

Three Months Ended April 4, 2009 compared to Three Months Ended April 5, 2008

Loss from discontinued operations, net of taxes, was $0.9 million for the Three Months Ended April 4, 2009 compared to income of $10.7 million for the Three Months Ended April 5, 2008. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Inc.). In June 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market. The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of April 4, 2009, January 3, 2009 and April 5, 2008.

The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the financial covenants of the Senior Notes as April 4, 2009, January 3, 2009 and April 5, 2008.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month LIBOR plus 4.11% (6.43% at April 4, 2009). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (6.66% at April 4, 2009). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 7.77% as of April 4, 2009, 7.77% as of January 3, 2009 and 8.94% as of April 5, 2008.

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

	April 4,	January 3,	April 5,
	2009	2009	2008
	(In thousands of dollars)

Unrealized gain:
2003 Swap Agreement	$2,077	$1,972	$1,416
2004 Swap Agreement	1,046	932	558

Net unrealized gain	$3,123	$2,904	$1,974

New Credit Agreements

On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company (“Warnaco Canada”), an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit.

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

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at April 4, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.91% at April 4, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.25% at April 4, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.31% at April 4, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in

Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

The New Credit Agreement contains events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the lenders and issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of April 4, 2009 and January 3, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.

As of April 4, 2009, the Company had approximately $52.4 million in loans and approximately $45.0 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $153.6 million of availability (including $0.5 million of available cash) under the New Credit Agreement. As of April 4, 2009, there was $12.3 million in loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $14.6 million.

Revolving Credit Facility; Amended and Restated Credit Agreement and Foreign Revolving Credit Facility

On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement, including the Term B Note, in connection with the closing of the New Credit Agreements (see above). In addition, during the third quarter of Fiscal 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.

Euro-Denominated CKJEA Notes Payable and Other

The total CKJEA notes payable of $54.1 million at April 4, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of April 4, 2009, January 3, 2009 and April 5, 2008, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 2.49%, 4.50% and 5.24%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 4, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3.7 million with an interest rate of 5.88% per annum and $3.8 million with an interest rate of 8.84% per annum at April 4, 2009 and January 3, 2009, respectively.

Liquidity

The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Three Months Ended April 4, 2009, there was a decrease in net revenues of 5.1% compared to the Three Months Ended April 5, 2008 (see Results of Operations — Net Revenues, above). The decline in net revenues was primarily due to the negative effect of fluctuations in foreign currency exchange rates of certain currencies where the Company conducts its business (principally the Euro, Korean Won, Canadian Dollar and Mexican Peso). Without that negative effect, net revenues would have increased 5.5%, despite the current weakness in the financial and credit markets. A decline in future net revenues could have a material negative impact on the ability of the Company to conduct its operations at current levels.

The Company believes that, at April 4, 2009, cash on hand, cash available under its New Credit Agreements and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 20 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures, for the next 12 months. The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement on August 26, 2008 (see Capital Resources and Liquidity — Financing Arrangements, above).

In connection with the consolidation of its European operations, during the Three Months Ended April 4, 2009, the Company entered into a 15-year lease for a distribution center in the Netherlands. The Company expects to occupy the distribution center by February 2010 and to make capital improvements of approximately $10 million from November 2009 through the first quarter of 2010. The Company has also committed to leasing over

100,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of up to $20 million during Fiscal 2009.

During the Three Months Ended April 4, 2009, the Company reduced its workforce in order to align its cost structure to match the downturn in the global economy and turmoil in the financial markets. The Company made $5.0 million in cash severance payments to employees and expects to pay an additional $1.9 million during the remainder of Fiscal 2009. The Company also paid $0.7 million related to restructuring and other exit activities, including consolidation of its European operations and contract termination costs. The Company expects to incur further restructuring expenses of approximately $2.3 million in connection with the consolidation of its European operations through 2010.

During the Three Months Ended April 4, 2009, some of the Company’s foreign subsidiaries, with functional currencies other than the U.S. dollar (primarily the Euro, Korean Won, Canadian Dollar or Mexican Peso), made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. The cash flows of those subsidiaries were, therefore, negatively impacted by the strengthening of the U.S. dollar in relation to those foreign currencies. In order to minimize foreign currency exchange risk of those transactions, the Company uses derivative financial instruments, including foreign currency exchange forward contracts and zero cost collars (option contracts). The Company also uses interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates in order to reduce cash outflows (see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk and Note 11 to Notes to Consolidated Financial Statements).

The Company carries its derivative financial instruments at fair value, in accordance with SFAS 157, on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At April 4, 2009, the Company’s hedging programs included $56.5 million of future inventory purchases, $22.6 million of future minimum royalty and advertising payments and $72.5 million of foreign denominated liabilities.

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

The fair value of zero-cost collars was determined as the net unrealized gains or losses on the option contracts comprising each collar, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current spot exchange rate. The fair value of these foreign currency exchange contracts is based on exchange-quoted prices and, therefore, meets the definition of level 2 fair value, as defined above.

As of April 4, 2009, the Company had working capital of $524.7 million, cash and cash equivalents of $122.1 million, and short-term debt of $124.1 million. The Company’s total debt was $288.1 million, consisting of $164.0 million of the Senior Notes (including unrealized gain on the interest rate swap of $3.1 million), $52.4 million under the New Credit Agreement, $12.3 million under the New Canadian Credit Agreement, $54.1 million of the CKJEA short-term notes payable and $5.3 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Three Months Ended April 5, 2008. As of April 4, 2009, under the New Credit Agreement, the Company had approximately $52.4 million in loans and approximately $45.0 million in letters of credit outstanding, leaving approximately $153.6 million of availability (including $0.5 million of available cash), and, under the New Canadian Credit Agreement, approximately $12.3 million of loans and no letters of credit, leaving approximately $14.6 million of availability. With the exception of the Company’s foreign short-term notes payable, the Company is not required to make any principal payments under its debt facilities prior to June 15, 2013.

The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The current turmoil in the credit markets is based on the illiquidity of certain financial instruments held by financial institutions which reduces their fair value. This illiquidity creates uncertainty for the Company as to its ability to obtain funding for its operations as needed from any one or more of the syndicated banks. The short- and long-term impact of the efforts of the U.S. Treasury to relieve the illiquidity in the capital markets remains to be seen. The inability of the Company to borrow sufficient funds, when needed, under the New Credit Agreements, could have a material negative impact on its ability to conduct its business. The Company continues to monitor the creditworthiness of the syndicated banks. During the Three Months Ended April 4, 2009, the Company was able to borrow funds under the New Credit Agreement, net of repayments, of $52.8 million for seasonal cash flow requirements. The Company expects to repay those borrowings by the end of the second quarter of Fiscal 2009.

As of April 4, 2009, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were first applicable to the Company’s domestic defined benefit pension plan in Fiscal 2008. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During the Three Months Ended April 4, 2009, the Company contributed $8.0 million to the domestic pension plan. Fiscal 2009 domestic plan contributions of $12.5 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2009 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.

Accounts receivable increased $110.6 million to $362.5 million at April 4, 2009 from $251.9 million at January 3, 2009, reflecting a $52.9 million increase in the Sportswear Group (due primarily to seasonality of sales in the domestic and overseas Calvin Klein Jeans business offset by a reduction in reserves), a $15.0 million increase in the Intimate Apparel Group (due primarily to increased sales in the domestic and overseas businesses) and a $42.7 million increase in the Swimwear Group (reflecting the seasonal shipment of swimwear products). Without the effect of foreign currency fluctuations relative to the U.S. dollar in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso), the balance of accounts receivable at April 4, 2009 would have been $402.2 million.

Accounts receivable increased $4.9 million to $362.5 million at April 4, 2009 from $357.6 million at April 5, 2008. The balance at April 5, 2008 includes approximately $9.0 million related to operations discontinued during the year ended April 4, 2009. Excluding these discontinued operations, accounts receivable increased $13.9 million primarily reflecting growth in the Company’s sales in the Sportswear and Intimate Apparel businesses.

Inventories decreased $10.1 million to $316.2 million at April 4, 2009 from $326.3 million at January 3, 2009, reflecting a $9.2 million decrease in the Sportswear Group (due primarily to the Company’s initiative to reduce inventory in light of the downturn in the economy), a $0.2 million increase in the Intimate Apparel Group (due to increased customer demand) and a $1.1 million decrease in the Swimwear Group (due to the seasonality of sales of the swimwear products). Without the effect of foreign currency fluctuations relative to the U.S. dollar in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso), the balance of inventories at April 4, 2009 would have been $353.6 million.

Inventories decreased $4.8 million to $316.2 million at April 4, 2009 from $321.0 million at April 5, 2008. The balance at April 5, 2008 includes approximately $5.4 million related to operations discontinued during the year ended April 4, 2009. Excluding these discontinued operations, inventory increased $0.6 million.

Share Repurchase Program

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years beginning from the date the program was approved. During the Three Months Ended April 4, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Repurchased shares are held in treasury pending use for general corporate purposes.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended April 4, 2009 and April 5, 2008:

	Three Months Ended
	April 4,	April 5,
	2009	2008
	(In thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$(62,806)	$(40,460)
Discontinued operations	1,625	(2,915)
Net cash (used in) investing activities:
Continuing operations	(7,351)	(6,921)
Discontinued operations	—	—
Net cash provided by (used in) financing activities:
Continuing operations	44,636	(6,717)
Discontinued operations	—	—
Translation adjustments	(1,680)	3,097

Increase (decrease) in cash and cash equivalents	$(25,576)	$(53,916)

For the Three Months Ended April 4, 2009, cash used in operating activities from continuing operations was $62.8 million compared to $40.5 million in the Three Months Ended April 5, 2008. The $22.3 million increase in cash used was due to a $19.9 million increase in net income offset by the changes to non-cash charges and working capital. Working capital changes for the Three Months Ended April 4, 2009 included cash outflows of $113.5 million related to accounts receivable (due to an increase in volume and timing of sales), $24.0 million related to accounts payable and accrued expenses (due to the timing of payments for purchases of inventory) and $1.1 million related to prepaid expenses and other assets, partially offset by cash inflows of $14.9 million related to accrued income taxes and $3.5 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy). Working capital changes for the Three Months Ended April 5, 2008 included cash outflows of $82.0 million related to accounts receivable and $31.2 million related to prepaid expenses and other assets, which were partially offset by cash inflows of $9.7 million related to inventory, $2.7 million related to accounts payable and accrued expenses and $27.6 million related to accrued income taxes (including an accrual during the Three Months Ended April 5, 2008 of approximately $19.5 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital). The Company experienced a $4.8 million increase in non-cash charges in the Three Months Ended April 4, 2009 compared to the Three Months Ended April 5, 2008 primarily reflecting increases in foreign exchange losses and loss from discontinued operations, partially offset by decreases in depreciation and amortization, inventory write-downs (primarily related to the Company’s Swimwear group) and benefit for deferred income tax and loss on repurchase of Senior Notes and refinancing of revolving credit facility in 2008.

For the Three Months Ended April 4, 2009, cash used in investing activities from continuing operations was $7.4 million, mainly attributable to purchases of property, plant and equipment. For the Three Months Ended April 5, 2008, cash used in investing activities from continuing operations was $6.9 million, mainly attributable to purchases of property, plant and equipment of $11.2 million and cash used for business acquisitions of $30.6 million, mainly related to new licenses acquired from PVH on January 30, 2008 and the acquisition of a business which operates 11 retail stores in China (see Note 3 to Notes to the Consolidated Condensed Financial Statements). Those amounts were partially offset by a net amount of $34.7 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements).

Net cash provided by financing activities for the Three Months Ended April 4, 2009 was $44.6 million, which primarily reflects $52.8 million borrowed under the New Credit Agreements, partially offset by a decrease of $6.5 million related to short-term notes payable and the repurchase of treasury stock of $1.3 million (related to surrender of shares in connection with the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees). For the Three Months Ended April 5, 2008, net cash used in financing activities was $6.7 million, attributable mainly to the repurchase of $46.2 million of Senior Notes, decrease in short-term notes payable of $12.5 million, repurchase of treasury stock of $4.0 million and repayments of the Term B note of $0.9 million. Those amounts were partially offset by $47.6 million received as borrowing under the revolving credit facility and $9.3 million from the exercise of employee stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of April 4, 2009 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Three Months Ended April 4, 2009 (see Note 20 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2008 for a description of those obligations and commitments outstanding as of January 3, 2009.

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

The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry, including the recent turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the

Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies in Discussion of Critical Accounting Policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of Fiscal 2009, turmoil in the worldwide financial and credit markets has continued from Fiscal 2008 and has resulted in the further decline in the fair value of debt and equity securities and other investments, including the fair value of the pension plan’s investment portfolio. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated condensed statement of operations through pension expense and in the Company’s consolidated condensed balance sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was

$100.6 million at January 3, 2009. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $10.1 million for Fiscal 2008. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first quarter of Fiscal 2009, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.0 million in pension expense (decrease/increase in pension income) for Fiscal 2009.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates, at April 4, 2009, on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $52.4 million under the New Credit Agreement and $12.3 million under the New Canadian Credit Agreement and, at April 5, 2008, on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $106.4 million and $47.6 million of loans outstanding under the Term B Note and revolving credit facility, respectively, under the Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.1 million for the Three Months ended April 4, 2009 and $0.2 million for the Three Months Ended April 5, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note and revolving credit facility would have had an unfavorable effect of $0.1 million and $0.1 million, respectively, in the Three Months Ended April 5, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreement and New Canadian Credit Agreement would each have had negligible unfavorable effects in the Three Months Ended April 4, 2009 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements and Note 14 of Notes to Consolidated Condensed Financial Statements.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note 11 of Notes to the Consolidated Condensed Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant negative impact on the Company’s earnings during the first quarter of Fiscal 2009 but a positive impact for the first quarter of Fiscal 2008. The negative impact during the first quarter of Fiscal 2009 is due to strengthening of the U.S. dollar against foreign currencies of the Company’s Canadian, Mexican, Central and South American, European and Asian operations. These operations accounted for approximately 49.9% of the Company’s total net revenues for the Three Months Ended April 4, 2009. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $65.8 million for Three Months Ended April 4, 2009. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $6.6 million for Three Months Ended April 4, 2009.

The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward or spot (for zero cost collars) exchange rate.

The following table summarizes the effect on earnings for the Three Months Ended April 4, 2009 of a hypothetical 10% increase in the contractual exchange rate or strike price of the Company’s foreign currency exchange contracts and zero-cost collar option contracts:

				Weighted	Effect of Hypothetical
				Average	10% Increase in Contractual
		Foreign		Contractual	Exchange Rate or Strike Price
		Currency(a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss)(b)
			USD (thousands)		USD (thousands)

Foreign exchange forward contracts	Minimum royalty and adverising costs	Euro/USD	$10,000	1.356	$(1,000)
Foreign exchange forward contracts	Minimum royalty and adverising costs	Euro/USD	12,607	1.370	(1,261)
Foreign exchange forward contracts	Purchases of inventory	Euro/USD	11,775	1.524	(1,178)
Foreign exchange forward contracts	Purchases of inventory	Euro/USD	1,724	1.404	(172)
Foreign exchange forward contracts	Purchases of inventory	Euro/USD	4,125	1.344	(413)
Foreign exchange forward contracts	Purchases of inventory	KRW/USD	7,765	0.000724	(777)
Foreign exchange forward contracts	Purchases of inventory	CAD/USD	16,568	0.8130	(1,657)
Foreign exchange forward contracts	Purchases of inventory	MXN/USD	4,191	0.0635	(419)
Foreign exchange forward contracts	Intercompany sales of inventory	Euro/GBP	10,326	0.877	(1,033)
Zero-cost collars	Intercompany loans	Euro/CAD	6,760	1.5783	486
Zero-cost collars	Intercompany loans	USD/CAD	9,500	1.2175	(650)
Zero-cost collars	Intercompany payables	Euro/USD	32,000	1.2827	2,621
Zero-cost collars	Intercompany payables	KRW/USD	24,250	0.000673	(3,445)

(a)	USD=U.S. dollar, KRW=Korean won, CAD=Canadian dollar, MXN=Mexican peso

(b)	The Company excepts that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 4, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2008, filed with the SEC on March 2, 2009 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years from the date the program was approved. During the Three Months Ended April 4, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

An aggregate of 68,255 shares included below as repurchased during the Three Months Ended April 4, 2009 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.

Repurchased shares are held in treasury pending use for general corporate purposes.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended April 4, 2009.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

January 4, 2009 — January 31, 2009	—	$—	—	1,490,131
February 1, 2009 — February 28, 2009	24,292	$21.65	—	1,490,131
March 1, 2009 — April 4, 2009	43,963	$17.42	—	1,490,131

The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
No	Description of Exhibit

2.1	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).***
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Second Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by The Warnaco Group, Inc. on January 11, 2008).*
10.1	Amended and Restated Letter Agreement, dated as of May 11, 2009, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

/s/  Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: May 12, 2009

/s/  Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer

Date: May 12, 2009