Form 10-Q
period 2009-07-04
WARNACO GROUP INC /DE/
filed 2009-08-12
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009
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

*	Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2009 is as follows: 45,422,872

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

PAGE
NUMBER

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of July 4, 2009, January 3, 2009 and July 5, 2008	1

Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 4, 2009 and for the Three and Six Months Ended July 5, 2008	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended July 4, 2009 and for the Six Months Ended July 5, 2008	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 4, 2009 and for the Six Months Ended July 5, 2008	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60

Item 4. Controls and Procedures	62

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	64

Item 4. Submission of Matters to a Vote of Security Holders	64

Item 5. Other Information	64

Item 6. Exhibits	65

SIGNATURES	66

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	July 4, 2009	January 3, 2009	July 5, 2008

ASSETS

Current assets:
Cash and cash equivalents	$177,633	$147,627	$154,516
Accounts receivable, net of reserves of $84,414, $87,375 and $80,830 as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively	281,400	251,886	310,883
Inventories	291,578	326,297	316,350
Assets of discontinued operations	373	6,279	10,520
Prepaid expenses and other current assets (including deferred income taxes of $65,693, $65,050, and $78,601 as of July 4, 2009, January 3, 2009, and July 5, 2008, respectively)	158,630	156,777	168,032

Total current assets	909,614	888,866	960,301

Property, plant and equipment, net	115,387	109,563	112,627
Other assets:
Licenses, trademarks and other intangible assets, net	287,915	282,656	321,687
Goodwill	102,225	100,136	111,355
Other assets (including deferred income taxes of $43,556, $76,196, and $70,864 as of July 4, 2009, January 3, 2009, and July 5, 2008, respectively)	80,618	114,872	103,682

Total assets	$1,495,759	$1,496,093	$1,609,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$58,807	$79,888	$35,562
Accounts payable	124,531	146,030	143,988
Accrued liabilities	148,123	168,892	142,525
Liabilities of discontinued operations	11,363	12,055	17,141
Accrued income taxes payable (including deferred income taxes of $1,359 $1,406 and $1,824 as of July 4, 2009, January 3, 2009, and July 5, 2008, respectively)	7,831	7,447	25,109

Total current liabilities	350,655	414,312	364,325

Long-term debt	163,130	163,794	265,291
Other long-term liabilities (including deferred income taxes of $51,533, $51,192, and $68,830 as of July 4, 2009, January 3, 2009, and July 5, 2008, respectively)	122,699	129,246	121,453
Commitments and contingencies
Stockholders’ equity:
Warnaco Group Inc. stockholders’ equity:
Preferred stock (See Note 15)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,358,920, 50,122,614 and 49,508,960 issued as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively	504	501	495
Additional paid-in capital	639,607	631,891	614,176
Accumulated other comprehensive income	21,885	12,841	95,161
Retained earnings	321,647	268,016	257,835
Treasury stock, at cost 4,937,038, 4,865,401 and 3,913,943 shares as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively	(126,952)	(125,562)	(109,409)

Total Warnaco Group Inc. stockholders’ equity	856,691	787,687	858,258

Noncontrolling interest	2,584	1,054	325

Total stockholders’ equity	859,275	788,741	858,583

Total liabilities and stockholders’ equity	$1,495,759	$1,496,093	$1,609,652

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Net revenues	$455,894	$503,304	$994,339	$1,070,962
Cost of goods sold	266,758	278,473	579,643	592,010

Gross profit	189,136	224,831	414,696	478,952
Selling, general and administrative expenses	145,598	173,629	304,354	369,824
Amortization of intangible assets	2,242	2,588	4,369	5,062
Pension expense (income)	594	(291)	1,131	(582)

Operating income	40,702	48,905	104,842	104,648
Other loss (income)	2,799	(1,203)	2,395	4,258
Interest expense	5,799	7,086	11,868	16,476
Interest income	(416)	(671)	(824)	(1,604)

Income from continuing operations before provision for income taxes and noncontrolling interest	32,520	43,693	91,403	85,518
Provision for income taxes	13,199	17,070	33,333	51,712

Income from continuing operations before noncontrolling interest	19,321	26,623	58,070	33,806
Income (loss) from discontinued operations, net of taxes	(649)	(7,111)	(1,569)	3,626

Net income	18,672	19,512	56,501	37,432
Less: Net income attributable to the noncontrolling interest	(912)	(148)	(1,170)	(359)

Net income attributable to Warnaco Group, Inc.	$17,760	$19,364	$55,331	$37,073

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$18,409	$26,475	$56,900	$33,447
Discontinued operations, net of tax	(649)	(7,111)	(1,569)	3,626

Net income	$17,760	$19,364	$55,331	$37,073

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.40	$0.58	$1.24	$0.73
Income (loss) from discontinued operations	(0.01)	(0.16)	(0.03)	0.08

Net income	$0.39	$0.42	$1.21	$0.81

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.40	$0.56	$1.23	$0.71
Income (loss) from discontinued operations	(0.02)	(0.15)	(0.04)	0.08

Net income	$0.38	$0.41	$1.19	$0.79

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	45,412,175	45,340,695	45,356,680	44,953,200

Diluted	46,010,870	46,884,255	45,879,453	46,540,156

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at December 29, 2007	$482	$587,099	$69,583	$220,762	$(105,030)	$—	$—	$772,896
Comprehensive income:
Net income				37,073		359	37,432	37,432
Other comprehensive income, net of tax:
Foreign currency translation adjustments			25,508			19	25,527	25,527
Change in post retirement plans			(44)				(44)	(44)
Loss on cash flow hedges			(125)				(125)	(125)
Other			239				239	239

Other comprehensive income						19	25,597	25,597

Comprehensive income						378	$63,029	63,029

Effect of consolidation of noncontrolling interest						(53)		(53)
Stock issued in connection with stock compensation plans	13	19,732						19,745
Compensation expense in connection with employee stock compensation plans		7,345						7,345
Purchase of treasury stock related to stock compensation plans					(4,379)			(4,379)

Balance at July 5, 2008	$495	$614,176	$95,161	$257,835	$(109,409)	$325		$858,583

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income/(Loss)	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				55,331		1,170	56,501	56,501
Other comprehensive income, net of tax:
Foreign currency translation adjustments			9,522			344	9,866	9,866
Loss on cash flow hedges			(572)				(572)	(572)
Other			94			16	110	110

Other comprehensive income						360	9,404	9,404

Comprehensive income						1,530	$65,905	65,905

Correction of adjustment to initially adopt FIN 48				(1,700)				(1,700)
Stock issued in connection with stock compensation plans	3	1,023						1,026
Compensation expense in connection with employee stock compensation plans		6,693						6,693
Purchase of treasury stock related to stock compensation plans					(1,390)			(1,390)

Balance at July 4, 2009	$504	$639,607	$21,885	$321,647	$(126,952)	$2,584		$859,275

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	July 4, 2009	July 5, 2008
Cash flows from operating activities:
Net income	$56,501	$37,432
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange (gain)	(2,355)	(3,985)
(Income) loss from discontinued operations	1,569	(3,626)
Depreciation and amortization	21,276	22,332
Stock compensation	6,693	7,047
Provision for trade and other bad debts	3,366	2,747
Inventory writedown	8,421	11,944
Loss on repurchase of Senior Notes/ refinancing of debt facilities	—	3,160
Other	399	1,434
Changes in operating assets and liabilities:
Accounts receivable	(25,289)	(40,015)
Inventories	32,059	3,514
Prepaid expenses and other assets	2,000	(17,646)
Accounts payable, accrued expenses and other liabilities	(52,858)	(302)
Accrued income taxes	18,657	32,385

Net cash provided by operating activities from continuing operations	70,439	56,421
Net cash provided by (used in) operating activities from discontinued operations	3,624	(17,881)

Net cash provided by operating activities	74,063	38,540

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	175	170
Purchases of property, plant & equipment	(20,847)	(19,555)
Proceeds from the sale of businesses	—	27,855
Business acquisitions, net of cash acquired	—	(2,356)
Purchase of intangible assets	—	(26,727)

Net cash used in investing activities from continuing operations	(20,672)	(20,613)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(20,672)	(20,613)

Cash flows from financing activities:
Repayments of Term B Note	—	(1,350)
Repurchase of Senior Notes due 2013	—	(46,185)
Premium on cancellation of interest rate swap	739
Decrease in short-term notes payable	(18,707)	(25,087)
Repayments under revolving credit facility	(4,102)	—
Proceeds from the exercise of employee stock options	377	19,087
Purchase of treasury stock	(1,390)	(4,379)
Other	(515)	(17)

Net cash (used in) financing activities from continuing operations	(23,598)	(57,931)
Net cash used in financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(23,598)	(57,931)

Effect of foreign exchange rate changes on cash and cash equivalents	213	2,602

Increase (Decrease) in cash and cash equivalents	30,006	(37,402)
Cash and cash equivalents at beginning of period	147,627	191,918

Cash and cash equivalents at end of period	$177,633	$154,516

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 1—Organization
The Warnaco Group, Inc. (“Warnaco Group’ and, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (“Warnaco”). Warnaco is the principal operating subsidiary of Warnaco Group.
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
The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the annual period ended January 3, 2009 (“Fiscal 2008”). The year end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from April 5, 2009 to July 4, 2009 (the “Three Months Ended July 4, 2009”) and the period from April 6, 2008 to July 5, 2008 (the “Three Months Ended July 5, 2008”) each contained thirteen weeks of operations. The period from January 4, 2009 to July 4, 2009 (the “Six Months Ended July 4, 2009”) and the period from December 30, 2007 to July 5, 2008 (the “Six Months Ended July 5, 2008”) contained twenty-six weeks and twenty-seven weeks of operations, respectively.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock-Based Compensation: 601,350 and 613,850 stock options were granted during the Three and Six Months Ended July 4, 2009, respectively, and 417,400 stock options were granted during the Three Months Ended July 5, 2008. The fair values of stock options granted during the Three and Six Months Ended July 4, 2009 and the Three Months Ended July 5, 2008 were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Weighted average risk free rate of return (a)	1.83%	3.21%	1.84%	3.21%
Dividend yield (b)	—	—	—	—
Expected volatility of the market price of the Company’s common stock	59.3%	36.1%	59.3%	36.1%
Expected option life	3.72 years	6 years	3.72 years	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last four fiscal years.
Beginning with the Three Months Ended July 4, 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for options granted during the Three Months Ended July 4, 2009, the Company revised its method of calculating expected option life from the simplified method as described in Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 3.72 years). Historical data will be used for stock options granted in all future periods.
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Stock-based compensation expense before income taxes:
Stock options	$1,529	$1,393	$2,619	$2,664
Restricted stock grants	1,975	1,989	4,074	4,690

Total (a)	3,504	3,382	6,693	7,354

Income tax benefit:
Stock options	520	486	901	930
Restricted stock grants	664	312	1,210	736

Total	1,184	798	2,111	1,666

Stock-based compensation expense after income taxes:
Stock options	1,009	907	1,718	1,734
Restricted stock grants	1,311	1,677	2,864	3,954

Total	$2,320	$2,584	$4,582	$5,688

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Included in income from continuing operations before provision for income taxes and noncontrolling interest	$3,504	$3,382	$6,693	$7,047
Included in income from discontinued operations, net of income taxes	—	—	—	307

	$3,504	$3,382	$6,693	$7,354

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS No.141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. SFAS 141(R) was effective for the Company from January 4, 2009 on a prospective basis for all business combinations for which the acquisition date was on or after that date, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and to acquired tax contingencies, such as uncertain tax positions under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R), so that such adjustments will be recognized in earnings rather than as an adjustment to goodwill. The Company expects that in the event it enters into a business combination or adjusts its valuation allowances subsequent to January 4, 2009, SFAS 141(R) may have a material impact on its financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 Consolidated Financial Statements (“ARB 51”) to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which would have given rise to goodwill. SFAS 160 was effective for the Company from January 4, 2009 on a prospective basis for all fiscal years, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which are applied retrospectively. The Company changed the presentation of noncontrolling interest (formerly called minority interests) in its Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Operations for all periods presented. Although the adoption of SFAS 160 affects certain performance and equity ratios, the Company does not expect that there will be a material effect on its ability to comply with the financial covenants contained in its debt covenant agreements.
The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on December 30, 2007 for recurring financial assets and liabilities that are recognized or disclosed at fair value in the financial statements and on January 4, 2009 for non-recurring financial assets and liabilities and for all other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. However the application of this statement may change current practice. Beginning in Fiscal 2009, the full adoption of SFAS 157 includes application to financial assets and liabilities, primarily the Company’s derivative contracts, as well as non-financial assets and liabilities, such as assets and liabilities acquired in a business combination or impairment testing of long-lived assets. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In April 2008, the FASB issued FASB Staff Position (FSP) No.142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). In particular, an entity will use its own assumptions based on its historical experience about renewal or extension of an arrangement even when there is likely to be substantial cost or material modification. In the absence of historical experience, an entity will use the assumptions that market participants would use (consistent with the highest and best use of the asset). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 was effective for the Company’s financial statements issued for fiscal years from January 4, 2009, and interim periods within those fiscal years. The Company’s adoption of FSP 142-3 did not have a material impact on its financial condition, results of operations or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-06-1”), which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of both basic and diluted earnings per share pursuant to the two-class method as described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-06-1 was effective for the Company’s financial statements issued for fiscal years beginning January 4, 2009, and interim periods within those years. All prior-period earnings per share data presented are required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with its provisions. The adoption of FSP EITF 03-06-1 by the Company did not have a material effect on the calculation of either basic or diluted earnings per share for any period presented, although shares of restricted stock, which are deemed to be participating securities, were included in those calculations for all periods presented.
On December 30, 2008, the FASB issued FSP FAS132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 contains amendments to FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)), that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132R-1 expands the disclosures set forth in FAS 132(R) by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company will provide the enhanced disclosures required by FSP FAS 132R-1in its Form 10-K for the year ending January 2, 2010 (Fiscal 2009).
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and FSP APB 28-1”). FSP FAS 107-1 and FSP APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value and the related carrying amount of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and FSP APB 28-1 also requires disclosure about the method(s) and significant assumptions used to estimate the fair value of financial instruments. FAS FSP 107-1 and FSP APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Disclosures are required only on a prospective basis. The Company adopted FAS FSP 107-1 and FSP APB 28-1 for the Three Months Ended July 4, 2009 and has presented the required disclosures in Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS 157-4”), which confirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). FSP FAS 157-4 provides guidance for identifying inactive markets and transactions that are not orderly and for making fair value measurements more consistent with the principles presented in FAS 157 in those circumstances. If a reporting entity determines that the market for the asset is not active, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. The use of multiple valuation techniques may be appropriate (for example, the use of a market approach and a present value technique). When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under current market conditions. A wide range of fair value estimates may be an indication that further analysis is needed. An entity is required to disclose the inputs and valuation techniques used to measure fair value, any change in valuation technique (and the related inputs) resulting from the application of FSP FAS 157-4 and to quantify its effects, if practicable. FSP FAS 157-4 is effective for the Company, on a prospective basis only, for interim and annual periods beginning with the Three Months Ended July 4, 2009. The adoption of FSP FAS 157-4 by the Company did not have a material effect on its financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which amends certain provisions of SFAS 141(R), including the elimination of the distinction between contractual and non-contractual contingencies, related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 revises the guidance in SFAS 141(R) to require that an asset or liability arising from a contingency that would be within the scope of SFAS 5, Accounting for Contingencies, be recognized at the acquisition date at fair value if fair value can be reasonably determined during the measurement period. FSP FAS 141R-1 provides guidance for assessing when fair value can be reasonably determined. If those conditions are not met, assets acquired and liabilities assumed are not recognized at the acquisition date. In subsequent periods, those assets and liabilities are accounted for under SFAS 5 or other applicable GAAP. Accounting for contingent consideration arrangements remains unchanged from SFAS 141(R). FSP FAS 141R-1 was effective for the Company for business combinations for which the acquisition date was on or after January 4, 2009. If it enters into a business combination, the Company will assess the impact of FSP FAS 141R-1 on its financial position, results of operations and cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Public companies are required to evaluate subsequent events through the date that financial statements are issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and is effective for interim and annual periods ending after June 15, 2009. The Company has made the required disclosure in Note 21 to Notes to Consolidated Condensed Financial Statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 168, thus, establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by those entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The SEC Sections in the Codification are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. All guidance contained in the Codification carries an equal level of authority. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will revise all references to accounting literature in accordance with the Codification beginning in its Form10-Q for the Three Months Ended October 3, 2009. The Company does not expect any changes to the accounting principles used to prepare its financial statements as a result of the adoption of SFAS 168.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 3—Acquisitions
Businesses in Chile and Peru: On June 10, 2009, the Company acquired from Fashion Company S.A. (formerly Clemente Eblen S.A.) and Battery S.A. (collectively, “Eblen”), for cash consideration of $2,475, businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company by Eblen of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru. The acquisition of these businesses is expected to increase the Company’s presence and profitability in South America.
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
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2008, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Net revenues	$—	$4,627	$31	$40,910

Income (loss) before income tax benefit	$(872)	$(11,672)	$(1,573)	$(58)
Income tax provision (benefit)	(223)	(4,561)	(4)	(3,684)

Income (loss) from discontinued operations	$(649)	$(7,111)	$(1,569)	$3,626

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	July 4, 2009	January 3, 2009	July 5, 2008

Accounts receivable, net	$195	$5,396	$8,931
Inventories, net	—	23	192
Prepaid expenses and other current assets	178	778	1,024
Deferred Tax Asset — Current	—	82	—
Property, plant and equipment	—	—	373

Assets of discontinued operations	$373	$6,279	$10,520

Accounts payable	$105	$356	$5,017
Accrued liabilities	9,380	9,735	9,563
Deferred Tax Liabilities	—	104	—
Other	1,878	1,860	2,561

Liabilities of discontinued operations	$11,363	$12,055	$17,141

Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Six Months Ended July 4, 2009, the Company incurred restructuring charges and other exit costs of $1,474 and $10,045, respectively, primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($560 and $6,097, respectively); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($195 and $796, respectively) ; (iii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group, which had also begun in Fiscal 2007 ($696 and $1,139, respectively), and (iv) other exit activities, including contract termination costs, legal and other costs ($23 and $2,013, respectively).
During the Three and Six Months Ended July 5, 2008, the Company incurred restructuring charges and other exit costs of $5,975 and $26,317, respectively, primarily related to (i) the Collection License Company Charge ( zero and $18,535, respectively); (ii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group ($145 and $1,114, respectively); (iii) the rationalization and consolidation of the Company’s European operations ($322 and $619, respectively), and (iv) contract termination charges, employee termination costs and legal and other costs associated with various other exit activities ($5,508 and $6,049, respectively).
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 4, 2009 and Three and Six Months Ended July 5, 2008, as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Cost of goods sold	$201	$104	$1,684	$840
Selling, general and administrative expenses	1,273	5,871	8,361	25,477

	$1,474	$5,975	$10,045	$26,317

Cash portion of restructuring items	$1,474	$4,568	$10,045	$24,878
Non-cash portion of restructuring items	—	1,407		1,439

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Changes in liabilities related to restructuring expenses and other exit costs for the Six Months Ended July 4, 2009 are summarized below:

Total

Balance at January 3, 2009	$5,925
Charges for the Six Months Ended July 4, 2009	10,045
Cash reductions for the Six Months Ended July 4, 2009	(7,034)
Non-cash changes and foreign currency effects	69

Balance at July 4, 2009 (a)	$9,005

(a)	Includes approximately $7,056 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $1,949 recorded in other long term liabilities which amounts are expected to be settled over the next five years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of July 4, 2009, the Sportswear Group operated 436 Calvin Klein retail stores worldwide (consisting of 40 full price free-standing stores, 29 outlet free standing stores, 366 shop-in-shop/concession stores and one on-line store). As of July 4, 2009, there were also 375 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein , Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of July 4, 2009, the Intimate Apparel Group operated: 567 Calvin Klein retail stores worldwide (consisting of 69 free-standing stores, 62 outlet free-standing stores and 435 shop-in-shop/concession stores and one on-line store). As of July 4, 2009, there were also 234 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Information by business group is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended July 4, 2009
Net revenues	$223,527	$158,122	$74,245	$455,894	$—	$455,894
Operating income (loss)	13,591	27,021	8,172	48,784	(8,082)	40,702
Depreciation and amortization	7,012	2,783	589	10,384	767	11,151
Restructuring expense	352	311	852	1,515	(41)	1,474
Capital expenditures	7,156	6,727	71	13,954	1,412	15,366

Three Months Ended July 5, 2008
Net revenues	$249,395	$172,215	$81,694	$503,304	$—	$503,304
Operating income (loss)	23,040	31,799	7,658	62,497	(13,592)	48,905
Depreciation and amortization	6,787	2,894	614	10,295	782	11,077
Restructuring expense	4,401	18	144	4,563	1,412	5,975
Capital expenditures	2,089	3,620	85	5,794	2,192	7,986

Six Months Ended July 4, 2009
Net revenues	$503,674	$320,490	$170,175	$994,339	$—	$994,339
Operating income (loss)	51,912	56,423	20,727	129,062	(24,220)	104,842
Depreciation and amortization	12,978	5,628	1,186	19,792	1,484	21,276
Restructuring expense	3,388	2,912	2,433	8,733	1,312	10,045
Capital expenditures	9,524	9,221	393	19,138	2,282	21,420

Six Months Ended July 5, 2008
Net revenues	$549,514	$339,244	$182,204	$1,070,962	$—	$1,070,962
Operating income (loss)	45,119	64,084	22,476	131,679	(27,031)	104,648
Depreciation and amortization	13,668	5,668	1,101	20,437	1,895	22,332
Restructuring expense	23,096	695	1,114	24,905	1,412	26,317
Capital expenditures	5,450	6,361	132	11,943	4,284	16,227

Balance Sheet
Total Assets:
July 4, 2009	$800,354	$332,761	$138,626	$1,271,741	$224,018	$1,495,759
January 3, 2009	801,038	304,724	147,685	1,253,447	242,646	1,496,093
July 5, 2008	872,501	347,190	145,124	1,364,815	244,837	1,609,652
Property, Plant and Equipment:
July 4, 2009	$29,332	$40,133	$3,864	$73,329	$42,058	$115,387
January 3, 2009	26,525	33,921	4,091	64,537	45,026	109,563
July 5, 2008	23,750	27,986	4,070	55,806	56,821	112,627
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Unallocated corporate expenses	$6,360	$11,680	$18,059	$24,532
Foreign exchange losses (gains)	402	9	2,234	(226)
Pension expense (income)	594	(291)	1,131	(582)
Restructuring expense	(41)	1,412	1,312	1,412
Depreciation and amortization of corporate assets	767	782	1,484	1,895

Corporate/other expenses	$8,082	$13,592	$24,220	$27,031

A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and noncontrolling interest is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Operating income by operating groups	$48,784	$62,497	$129,062	$131,679
Corporate/other items	(8,082)	(13,592)	(24,220)	(27,031)

Operating income	40,702	48,905	104,842	104,648
Other (income) loss	2,799	(1,203)	2,395	4,258
Interest expense	5,799	7,086	11,868	16,476
Interest income	(416)	(671)	(824)	(1,604)

Income from continuing operations before provision for income taxes and noncontrolling interest	$32,520	$43,693	$91,403	$85,518

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	July 4, 2009%		July 5, 2008%
Net revenues:
United States	$232,320	51.0%	$254,484	50.6%
Europe	98,274	21.5%	119,791	23.8%
Asia	70,676	15.5%	71,790	14.3%
Canada	29,226	6.4%	30,817	6.1%
Mexico, Central and South America	25,398	5.6%	26,422	5.2%

	$455,894	100.0%	$503,304	100.0%

	Six Months Ended
	July 4, 2009%		July 5, 2008%
	In thousands of dollars
Net revenues:
United States	$502,064	50.5%	$511,498	47.7%
Europe	240,989	24.3%	291,956	27.3%
Asia	153,457	15.4%	158,373	14.8%
Canada	49,923	5.0%	57,749	5.4%
Mexico, Central and South America	47,906	4.8%	51,386	4.8%

	$994,339	100.0%	$1,070,962	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Information about Major Customers: For the Three Months Ended July 4, 2009, one customer accounted for approximately 10% of the Company’s net revenues. For the Six Months Ended July 4, 2009 and the Three and Six Months Ended July 5, 2008, no one customer accounted for 10% or more of the Company’s net revenues.
Note 7—Income Taxes
The effective tax rates for the Three Months Ended July 4, 2009 and July 5, 2008 were 40.6% and 39.1% respectively. The higher effective tax rate for the Three Months Ended July 4, 2009 primarily relates to a non-cash tax charge in the U.S., recorded during the Three Months Ended July 4, 2009, of approximately $2,500 in order to correct an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income in connection with the Company’s bankruptcy proceedings in 2003 (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008). In addition, there was a shift in earnings from lower to higher tax jurisdictions included in the effective tax rate for the Three Months Ended July 4, 2009.
In addition to increasing the Company’s provision for income taxes for the Three Months Ended July 4, 2009 by $2,500 (as discussed above), the Company corrected certain of its assets recorded in fresh start accounting resulting in a total reduction of $11,913 in non-current deferred tax assets (part of the “Other assets” line item on the Company’s Consolidated Condensed Balance Sheet), an increase of $7,342 in Licenses, trademarks and other intangible assets, a reduction of $1,700 in Retained earnings related to the correction of the adjustment to initially adopt FIN 48 and a $371 charge to income (loss) from discontinued operations. The errors were non-cash in nature and did not affect cash flows from operating, investing or financing activities in the current or any prior period. The Company determined that the errors were not material to the current or any previously issued financial statements.
The effective tax rates for the Six Months Ended July 4, 2009 and July 5, 2008 were 36.5% and 60.5% respectively. The lower effective tax rate for the Six Months Ended July 4, 2009 primarily relates to a non-cash tax charge of approximately $19,000 associated with the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008) recorded during the Six Months Ended July 5, 2008, partially offset, during the Six Months Ended July 4, 2009, by the effect of a shift in earnings from lower to higher tax jurisdictions and a non-cash tax charge of approximately $2,500 in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income in connection with the Company’s bankruptcy proceedings in 2003.
The Company applies the provisions of FIN 48 to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Six Months Ended July 4, 2009 the Company has not had a significant change to its liability for unrecognized tax benefits with the exception of a reduction in non-current deferred tax assets of $6,400 which amount included the effect of the error corrections discussed above. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.
While the Company remains under audit in various taxing jurisdictions, it is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits may increase between $3,000 and $6,000 (net of potential decreases), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.
Note 8—Employee Benefit and Retirement Plans
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The Company follows SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and SFAS No. 158, Employer’s Accounting for Pensions, in regard to accounting for the Pension Plan. The U.K. Plan was not considered to be material for any period presented. Pursuant to SFAS 87, each quarter the Company recognizes interest cost of the Plan’s projected benefit obligation offset by the expected return on Pension Plan assets. The Company records pension expense as the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) less changes in the Plan’s projected benefit obligation (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.
The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Six Months Ended July 4, 2009, the actual rate of return on the Pension Plan’s assets has been a gain of approximately 2.7%. However, based upon historical results, the Company has been using an assumed rate of return of 8% (gain) per year on Pension Plan assets to estimate pension income/expense on an interim basis.
The fair value of the Pension Plan’s assets, before contributions, was approximately $97,900 at July 4, 2009 compared to $100,587 at January 3, 2009. The fair value of the Pension Plan’s assets reflects a $1,400 decline from their assumed value of approximately $99,300, net of benefits paid but before contributions, at July 4, 2009.
The Company will record any changes in the fair value of the Pension Plan’s assets as Pension Plan income/expense in the fourth quarter of Fiscal 2009. Assuming that the fair value of the investment portfolio does not recover from its value at July 4, 2009, in light of the actual 2.7% increase in the fair value of the Company’s pension plan investment portfolio to $97,900 at July 4, 2009, the Company could recognize an additional $1,400 of pension expense for the year ending January 2, 2010. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for Fiscal 2009.
During the Six Months Ended July 4, 2009, the Company made contributions of $9,500 to the Pension Plan, which increased the fair value of the Pension Plan’s assets, net of benefits paid, to approximately $107,400 at July 4, 2009. The Company’s contributions to the Pension Plan are expected to be $11,400 in total for Fiscal 2009.
The following table includes only the Pension Plan. The U.K. Plan was not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Service cost	$—	$—	$39	$5
Interest cost	2,549	2,472	52	81
Expected return on plan assets	(2,012)	(2,763)	—	—
Amortization of actuarial loss (gain)	—	—	(41)	(22)

Net benefit (income) cost (a)	$537	$(291)	$50	$64

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Service cost	$—	$—	$78	$122
Interest cost	5,098	4,949	105	161
Expected return on plan assets	(4,024)	(5,531)	—	—
Amortization of actuarial loss (gain)	—	—	(83)	(44)

Net benefit (income) cost (a)	$1,074	$(582)	$100	$239

(a)	Pension Plan net benefit (income) cost does not include (income) costs related to the U.K. Plan of $57 and $57 for the Three Months and Six Months Ended July 4, 2009.
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $2,334, $1,563 and $1,765 as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $531, $400 and $326 as of July 4, 2009, January 3, 2009 and July 5, 2008, respectively. This liability is included in other long-term liabilities.
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Net income	$18,672	$19,512	$56,501	$37,432
Other comprehensive (loss) income:
Foreign currency translation adjustments	20,202	(3,177)	9,866	25,527
Change in fair value of cash flow hedges	(910)	(125)	(572)	(125)
Other	111	(50)	110	195

Total Comprehensive income	38,075	16,160	65,905	63,029
Less: Comprehensive income attributable to noncontrolling interest	(1,181)	(167)	(1,530)	(378)

Comprehensive income attributable to Warnaco Group Inc.	$36,894	$15,993	$64,375	$62,651

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The components of accumulated other comprehensive income as of July 4, 2009, January 3, 2009 and July 5, 2008 are summarized below:

	July 4,	January 3,	July 5,
	2009	2009	2008

Foreign currency translation adjustments (a)	$22,720	$13,198	$96,118
Actuarial (losses), net related to post retirement medical plans	(29)	(29)	(837)
Gain (Loss) on cash flow hedges	(900)	(328)	(125)
Other	94	—	5

Total accumulated other comprehensive income	$21,885	$12,841	$95,161

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations. The decrease of $73,398 in foreign currency translation adjustments at July 4, 2009 compared to July 5, 2008 reflects the decline in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won and Mexican Peso) relative to the U.S. dollar coupled with the fact that more than 65% of the Company’s assets are based outside of the U.S.
Note 10—Fair Value Measurement
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table represents the Company’s assets and liabilities measured at fair value as of July 4, 2009, as required by SFAS 157:

	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swap (a)	$—	$1,508	$—
Foreign currency exchange contracts	—	801	—

Liabilities
Foreign currency exchange contracts	$—	$(5,846)	$—

(a)	The interest rate swap was called by the issuer on July 15, 2009. The Company received a debt premium of $1,479, which will be amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature). See Note 14 to Notes to Consolidated Condensed Financial Statements.
Note 11— Financial Instruments
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
Short-term Revolving Credit Facilities: The carrying amount of the New Credit Agreements, CKJEA revolving credit facilities and other short term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The carrying amounts and fair values of the Company’s financial instruments at July 4, 2009 are as follows:

		July 4, 2009
	Balance Sheet	Carrying	Fair
	Location	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$281,400	$281,400
Open foreign currency exchange contracts	Prepaid expenses and other current assets	801	801
Interest rate swaps — net gain	Other assets	1,508	1,508

Liabilities:
Accounts payable	Accounts payable	$124,531	$124,531
Short-term revolving credit facilities	Short-term debt	58,807	58,807
Letters of credit	Short-term debt	—	62,102
Open foreign currency exchange contracts	Accrued liabilities	5,846	5,846
Senior Notes	Long-term debt	160,890	161,694
Derivative Financial Instruments
The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases or sales of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables by subsidiaries whose functional currencies are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset certain of its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.
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
During the Six Months Ended July 4, 2009, one of the Company’s European subsidiaries and one of the Company’s Canadian subsidiaries entered into foreign exchange forward contracts which were designed to satisfy certain U.S. dollar denominated purchases of inventory. As of July 4, 2009, the Company’s Korean and European subsidiaries also continued their hedging programs from Fiscal 2008 with foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period, or payment of 100% of the minimum royalty and advertising expenses, respectively. All of the foregoing forward contracts were designated as cash flow hedges in accordance with SFAS 133.
During the Six Months Ended July 4, 2009, Warnaco Inc. entered into foreign currency forward contracts on behalf of one of its Mexican subsidiaries. In addition, as of July 4, 2009, the hedging programs also continued from Fiscal 2008 in which Warnaco Inc. has entered into foreign currency exchange contracts, including, zero-cost collars, on behalf of certain of its European, Korean and Canadian subsidiaries. These forward contracts were designed to fix the number of euros, Korean won, Canadian dollars or Mexican pesos required to satisfy (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany sales to a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. All of these foregoing foreign exchange contracts were accounted for as economic hedges, not subject to SFAS 133. In addition, one European subsidiary continued its hedging program of forward contracts related to purchases of inventory, which did not qualify for hedge accounting under SFAS 133 and was accounted for as an economic hedge. See also Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk in this Quarterly Report on Form 10-Q for further details. The Company also entered into interest rate swaps, which were designated as fair value hedges under SFAS 133, related to its long-term debt. See Note 14 to Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the Company’s derivative instruments as of July 4, 2009:

		Asset Derivatives		Liability Derivatives
		As of July 4, 2009		As of July 4, 2009
		Balance Sheet		Balance Sheet
	Type (a)	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Foreign exchange contracts	CF			Accrued liabilities	$(656)

Interest rate swaps	FV	Other assets	$1,508

Total derivatives designated as hedging instruments under SFAS 133			$1,508		$(656)

Derivatives not designated as hedging instruments under SFAS 133

Foreign exchange contracts		Prepaid expenses and other current assets	$801	Accrued liabilities	$(5,190)

Total derivatives not designated as hedging instruments under SFAS 133			$801		$(5,190)

Total derivatives			$2,309		$(5,846)

(a)	CF = cash flow hedge; FV = fair value hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the effect of the Company’s derivative instruments on the Consolidated Condensed Statement of Operations for the Three Months and Six Months Ended July 4, 2009:

Location of Gain
				Location of Gain			(Loss) Recognized in
				(Loss) Reclassified			Income on
Derivatives in SFAS 133				from Accumulated	Amount of Gain (Loss) Reclassified		Derivative	Amount of Gain (Loss) Recognized
Cash Flow Hedging	Nature of Hedged	Amount of Gain (Loss) Recognized in		OCI into Income	from Accumulated OCI into		(Ineffective	in Income on Derivative (Ineffective
Relationships	Transaction	OCI on Derivatives (Effective Portion)		(Effective Portion)	Income (Effective Portion)		Portion) (c)	Portion)
		Three Months	Six Months		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended		Ended	Ended
		July 4, 2009	July 4, 2009		July 4, 2009	July 4, 2009		July 4, 2009	July 4, 2009

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(555)	$(107)	cost of goods sold	$(27)	$70	other loss/income	$(21)	$(6)
Foreign exchange contracts	Purchases of inventory (b)	(485)	(490)	cost of goods sold	(105)	(95)	other loss/income	(4)	(11)

Total		$(1,040)	$(597)		$(132)	$(25)		$(25)	$(17)

(a)	At July 4, 2009, the amount hedged was $9,652; contracts expire March 2010.

(b)	At July 4, 2009, the amount hedged was $13,292; contracts expire October 2010.

(c)	No amounts were excluded from effectiveness testing.

					Location of Gain
Derivatives not designated as					(Loss) Recognized in	Amount of Gain (Loss)
hedging instruments	Nature of Hedged				Income on	Recognized in Income on
under SFAS 133	Transaction	Instrument	Amount Hedged	Maturity Date	Derivative	Derivative
						Three Months	Six Months
						Ended	Ended
			July 4, 2009			July 4, 2009	July 4, 2009
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$24,185	August 2009 — August 2010	other loss/income	$(1,852)	$(2,560)
Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	3,840	December 2009	other loss/income	(605)	(698)
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	April 2010	other loss/income	(504)	(510)
Foreign exchange contracts	Intercompany loans	Zero-cost collars	14,728	November 2009 — April 2010	other loss/income	500	415
Foreign exchange contracts	Intercompany payables	Zero-cost collars	35,000	July 2009 — January 2010	other loss/income	3	216
Foreign exchange contracts	Intercompany payables	Zero-cost collars	20,000	July 2009 — May 2010	selling, general and administrative	710	1,560

Total						$(1,748)	$(1,577)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Euro, Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries and the euro, entered into by a European subsidiary.

(e)	Forward contracts used to offset 50% of euro-denominated intercompany sales to a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalties and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
During the twelve months following July 4, 2009, the net amount of losses that were reported in Other Comprehensive Income (“OCI”) at that date that are estimated to be amortized into earnings is $885. During the Six Months Ended July 4, 2009, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Six Months Ended July 4, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative losses recognized	(614)
Amount amortized to earnings	42

Balance July 4, 2009	$(900)

Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	July 4, 2009	January 3, 2009	July 5, 2008

Finished goods	$290,315	$322,095	$314,675
Raw materials	1,263	4,202	1,675

	$291,578	$326,297	$316,350

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases and sales of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of July 4, 2009, January 3, 2009 and July 5, 2008 and the activity in the intangible asset accounts for the Six Months Ended July 4, 2009:

	July 4, 2009			January 3, 2009			July 5, 2008
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$286,852	$40,467	$246,385	$281,800	$36,894	$244,906	$314,679	$33,346	$281,333
Other	16,298	7,525	8,773	16,204	6,729	9,475	17,789	5,710	12,079

	303,150	47,992	255,158	298,004	43,623	254,381	332,468	39,056	293,412

Indefinite-lived intangible assets:
Trademarks	22,530	—	22,530	19,366	—	19,366	19,366	—	19,366
Licenses in perpetuity	10,227	—	10,227	8,909	—	8,909	8,909	—	8,909

	32,757	—	32,757	28,275	—	28,275	28,275	—	28,275

Intangible Assets	$335,907	$47,992	$287,915	$326,279	$43,623	$282,656	$360,743	$39,056	$321,687

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at January 3, 2009	$19,366	$8,909	$244,906	$9,475	$282,656
Recapture of tax basis (a)	3,164	1,318	2,860	—	7,342
Amortization expense	—	—	(3,573)	(796)	(4,369)
Translation adjustments	—	—	2,192	94	2,286

Balance at July 4, 2009	$22,530	$10,227	$246,385	$8,773	$287,915

(a)	Relates to the correction of certain intangible assets recorded in fresh start accounting. See Note 7 to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2010	$9,202
2011	8,585
2012	8,396
2013	8,300
2014	7,396
The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 4, 2009:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136
Adjustment:
Translation adjustments	1,361	30	—	1,391
Other (a)	—	698	—	698

Goodwill balance at July 4, 2009	$100,479	$1,104	$642	$102,225

(a)	Relates to the acquisition of businesses in Chile and Peru (see Note 3 to Notes to Consolidated Condensed Financial Statements).
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
During the Three Months Ended July 4, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 14—Debt
Debt was as follows:

	July 4,	January 3,	July 5,
	2009	2009	2008
Short-term debt:

CKJEA notes payable and other	$50,133	$67,893	$33,762
Revolving credit facilities	8,674	11,995	—
Current portion of Term B Note due 2012	—	—	1,800

	58,807	79,888	35,562

Long-term debt:

8 7/8% Senior Notes due 2013	160,890	160,890	160,890
Unrealized gain on swap agreements	1,508	2,904	251
Debt premium on 2004 swap	732	—	—
Term B Note due 2012	—	—	104,150

	163,130	163,794	265,291

Total Debt	$221,937	$243,682	$300,853

Senior Notes
During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statement of Operations. The aggregate principal amount outstanding under the Senior Notes was $160,890 as of July 4, 2009, January 3, 2009 and July 5, 2008.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”). The 2003 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay a variable rate of interest based upon six month LIBOR plus 4.11% (5.33% at July 4, 2009). The 2004 Swap Agreement provided that the Company would receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34%. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740, which is being amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature). On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479, which will be amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature). As a result of the 2003 Swap Agreement and the 2004 Swap Agreement, the weighted average effective interest rate of the Senior Notes was 7.77% as of July 4, 2009, 7.77% as of January 3, 2009 and 8.15% as of July 5, 2008.

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

	July 4,	January 3,	July 5,
	2009	2009	2008
Unrealized gain (loss):
2003 Swap Agreement	$1,508	$1,972	$301
2004 Swap Agreement	—	932	(50)

Net unrealized gain	$1,508	$2,904	$251

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
The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at July 4, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.31% at July 4, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.00% at July 4, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.06% at July 4, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of July 4, 2009, the Company had approximately $69 in loans and approximately $62,102 in letters of credit outstanding under the New Credit Agreement, leaving approximately $186,228 of availability (including $42,017 of available cash) under the New Credit Agreement. As of July 4, 2009, there was $8,605 in loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $17,942. As of July 4, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
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
Euro-Denominated CKJEA Notes Payable and Other
The total CKJEA notes payable of $48,402 at July 4, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.39% as of July 4, 2009, 4.50% as of January 3, 2009 and 5.67% as of July 5, 2008. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 4, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1,568 with an interest rate of 4.7% per annum and $3,785 with an interest rate of 8.84% per annum at July 4, 2009 and January 3, 2009, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at July 4, 2009, January 3, 2009 and July 5, 2008.
Stock Incentive Plans
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Six Months Ended July 4, 2009 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 3, 2009	2,148,812	$25.50
Granted	613,850	26.85
Exercised	(16,300)	22.93
Forfeited / Expired	(21,600)	42.88

Outstanding as of July 4, 2009	2,724,762	$25.68

Options Exercisable as of July 4, 2009	1,720,500	$21.02

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of and for the Six Months Ended July 4, 2009 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 3, 2009	664,956	$34.30
Granted	340,269	25.62
Vested	(211,681)	25.71
Forfeited	(23,313)	37.40

Unvested as of July 4, 2009	770,231	$32.73

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 16—Supplemental Cash Flow Information

	Six Months Ended
	July 4,	July 5,
	2009	2008

Cash paid (received) during the period for:
Interest expense	$11,585	$15,167
Interest income	(1,973)	(1,185)
Income taxes, net of refunds received	14,676	19,381
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	4,279	1,662
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders in accordance with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which the Company adopted on January 1, 2009 (See Note 2 to Notes to Consolidated Condensed Financial Statements). The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted shares outstanding were 526,413 and 532,760 for the Three Months Ended July 4, 2009 and the Three Months Ended July 5, 2008, respectively, and 511,771 and 586,455, for the Six Months Ended July 4, 2009 and the Six Months Ended July 5, 2008, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted shares outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended
	July 4, 2009	July 5, 2008
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$56,900	$33,447
Less: allocation to participating securities	(635)	(431)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$56,265	$33,016

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(1,569)	$3,626
Less: allocation to participating securities	18	(47)

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(1,551)	$3,579

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$55,331	$37,073
Less: allocation to participating securities	(617)	(478)

Net income attributable to Warnaco Group, Inc. common shareholders	$54,714	$36,595

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,356,680	44,953,200

Income per common share from continuing operations	$1.24	$0.73
Income per common share from discontinued operations	(0.03)	0.08

Net income per common share	$1.21	$0.81

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,356,680	44,953,200
Effect of dilutive securities:
Stock options and restricted stock units	522,773	1,586,956

Weighted average number of shares and share equivalents used in computing income per common share	45,879,453	46,540,156

Income per common share from continuing operations	$1.23	$0.71
Income per common share from discontinued operations	(0.04)	0.08

Net income per common share	$1.19	$0.79

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	1,270,349	417,400

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	July 4, 2009	July 5, 2008
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$18,409	$26,475
Less: allocation to participating securities	(211)	(307)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$18,198	$26,168

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(649)	$(7,111)
Less: allocation to participating securities	7	83

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(642)	$(7,028)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$17,760	$19,364
Less: allocation to participating securities	(204)	(224)

Net income attributable to Warnaco Group, Inc. common shareholders	$17,556	$19,140

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,412,175	45,340,695

Income per common share from continuing operations	$0.40	$0.58
Income per common share from discontinued operations	(0.01)	(0.16)

Net income per common share	$0.39	$0.42

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,412,175	45,340,695
Effect of dilutive securities:
Stock options and restricted stock units	598,695	1,543,560

Weighted average number of shares and share equivalents used in computing income per common share	46,010,870	46,884,255

Income per common share from continuing operations	$0.40	$0.56
Income per common share from discontinued operations	(0.02)	(0.15)

Net income per common share	$0.38	$0.41

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	431,000	415,500

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.
Note 18—Legal Matters
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
Note 19—Supplemental Consolidating Condensed Financial Information
The following tables set forth supplemental consolidating condensed financial information as of July 4, 2009, January 3, 2009 and July 5, 2008 and for the Three and Six Months Ended July 4, 2009 and the Three and Six Months Ended July 5, 2008 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	July 4, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$48,062	$(2)	$129,573	$—	$177,633
Accounts receivable, net	—	37,798	80,707	162,895	—	281,400
Inventories	—	61,453	58,201	171,924	—	291,578
Prepaid expenses and other current assets	—	63,693	15,990	78,947	—	158,630
Assets of discontinued operations	—	—	187	186	—	373

Total current assets	—	211,006	155,083	543,525	—	909,614

Property, plant and equipment, net	—	48,525	5,697	61,165	—	115,387
Investment in subsidiaries	1,101,234	551,617	—	—	(1,652,851)	—
Other assets	—	51,196	53,605	365,957	—	470,758

Total assets	$1,101,234	$862,344	$214,385	$970,647	$(1,652,851)	$1,495,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$17	$8,183	$3,163	$—	$11,363
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	65,132	37,100	237,060	—	339,292

Total current liabilities	—	65,149	45,283	240,223	—	350,655

Intercompany accounts	241,959	119,676	(510,489)	148,854	—	—
Long-term debt	—	163,130	—	—	—	163,130
Other long-term liabilities	—	37,495	2,725	82,479	—	122,699
Stockholders’ equity	859,275	476,894	676,866	499,091	(1,652,851)	859,275

Total liabilities and stockholders’ equity	$1,101,234	$862,344	$214,385	$970,647	$(1,652,851)	$1,495,759

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	January 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$30,771	$(2)	$116,858	$—	$147,627
Accounts receivable, net	—	22,755	57,709	171,422	—	251,886
Inventories	—	67,251	83,205	175,841	—	326,297
Prepaid expenses and other current assets	—	59,586	23,786	73,405	—	156,777
Assets of discontinued operations	—	—	5,381	898	—	6,279

Total current assets	—	180,363	170,079	538,424	—	888,866

Property, plant and equipment, net	—	51,220	6,045	52,298	—	109,563
Investment in subsidiaries	1,036,139	551,617	—	—	(1,587,756)	—
Other assets	—	80,644	51,408	365,612	—	497,664

Total assets	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$7,445	$4,610	$—	$12,055
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	84,286	47,619	270,352	—	402,257

Total current liabilities	—	84,286	55,064	274,962	—	414,312

Intercompany accounts	247,398	97,543	(480,490)	135,549	—	—
Long-term debt	—	163,794	—	—	—	163,794
Other long-term liabilities	—	45,814	2,648	80,784	—	129,246
Stockholders’ equity	788,741	472,407	650,310	465,039	(1,587,756)	788,741

Total liabilities and stockholders’ equity	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

	July 5, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,557	$233	$144,726	$—	$154,516
Accounts receivable, net	—	—	130,819	180,064	—	310,883
Inventories	—	68,582	59,136	188,632	—	316,350
Prepaid expenses and other current assets	—	72,286	16,544	79,202	—	168,032
Assets of discontinued operations	—	269	8,682	1,569	—	10,520

Total current assets	—	150,694	215,414	594,193	—	960,301

Property, plant and equipment, net	—	53,806	6,091	52,730	—	112,627
Investment in subsidiaries	1,107,551	551,615	—	—	(1,659,166)	—
Other assets	—	78,150	51,691	406,883	—	536,724

Total assets	$1,107,551	$834,265	$273,196	$1,053,806	$(1,659,166)	$1,609,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$81	$9,506	$7,554	$—	$17,141
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	64,945	32,194	250,045	—	347,184

Total current liabilities	—	65,026	41,700	257,599	—	364,325

Intercompany accounts	248,968	17,385	(420,852)	154,499	—	—
Long-term debt	—	265,291	—	—	—	265,291
Other long-term liabilities	—	12,425	2,743	106,285	—	121,453
Stockholders’ equity	858,583	474,138	649,605	535,423	(1,659,166)	858,583

Total liabilities and stockholders’ equity	$1,107,551	$834,265	$273,196	$1,053,806	$(1,659,166)	$1,609,652

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended July 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$110,996	$121,324	$223,574	$—	$455,894
Cost of goods sold	—	74,551	80,034	112,173	—	266,758

Gross profit	—	36,445	41,290	111,401	—	189,136
SG&A expenses (including amortization of intangible assets)	—	26,941	23,687	97,212	—	147,840
Pension expense (income)	—	537	—	57	—	594

Operating income (loss)	—	8,967	17,603	14,132	—	40,702
Equity in income of subsidiaries	(17,760)	—	—	—	17,760	—
Intercompany	—	(3,114)	(704)	3,818	—	—
Other (income) loss	—	3,573	—	(774)	—	2,799
Interest (income) expense, net	—	4,129	1	1,253	—	5,383

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	17,760	4,379	18,306	9,835	(17,760)	32,520
Provision (benefit) for income taxes	—	1,659	7,251	4,289	—	13,199

Income (loss) from continuing operations before noncontrolling interest	17,760	2,720	11,055	5,546	(17,760)	19,321
Income (loss) from discontinued operations, net of income taxes	—	—	(364)	(285)	—	(649)

Net Income (loss)	17,760	2,720	10,691	5,261	(17,760)	18,672

Less: Net Income (loss) attributable to the noncontrolling interest	—	—	—	(912)	—	(912)

Net income (loss) attributable to Warnaco Group, Inc.	$17,760	$2,720	$10,691	$4,349	$(17,760)	$17,760

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$17,760	$2,720	$11,055	$4,634	$(17,760)	$18,409
Discontinued operations, net of tax	—	—	(364)	(285)	—	(649)

Net Income	$17,760	$2,720	$10,691	$4,349	$(17,760)	$17,760

	Three Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$116,221	$135,397	$251,686	$—	$503,304
Cost of goods sold	—	74,303	89,610	114,560	—	278,473

Gross profit	—	41,918	45,787	137,126	—	224,831
SG&A expenses (including amortization of intangible assets)	—	38,032	27,930	110,255	—	176,217
Pension expense (income)	—	(291)	—	—	—	(291)

Operating income (loss)	—	4,177	17,857	26,871	—	48,905
Equity in income of subsidiaries	(19,364)	—	—	—	19,364	—
Intercompany	—	(2,305)	(713)	3,018	—	—
Other (income) loss	—	332	(983)	(552)	—	(1,203)
Interest (income) expense, net	—	6,048	—	367	—	6,415

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	19,364	102	19,553	24,038	(19,364)	43,693
Provision (benefit) for income taxes	—	(22,412)	15,924	23,558	—	17,070

Income (loss) from continuing operations before noncontrolling interest	19,364	22,514	3,629	480	(19,364)	26,623
Income (loss) from discontinued operations, net of income taxes	—	(17)	(6,096)	(998)	—	(7,111)

Net income (loss)	19,364	22,497	(2,467)	(518)	(19,364)	19,512
Less: Net income attributable to the noncontrolling interest	—	—	—	(148)	—	(148)

Net income (loss) attributable to Warnaco Group, Inc.	$19,364	$22,497	$(2,467)	$(666)	$(19,364)	$19,364

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$19,364	$22,514	$3,629	$332	$(19,364)	$26,475
Discontinued operations, net of tax	—	(17)	(6,096)	(998)	—	(7,111)

Net Income	$19,364	$22,497	$(2,467)	$(666)	$(19,364)	$19,364

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended July 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$228,729	$273,336	$492,274	$—	$994,339
Cost of goods sold	—	152,662	180,625	246,356	—	579,643

Gross profit	—	76,067	92,711	245,918	—	414,696
SG&A expenses (including amortization of intangible assets)	—	62,333	50,358	196,032	—	308,723
Pension expense (income)	—	1,074	—	57	—	1,131

Operating income (loss)	—	12,660	42,353	49,829	—	104,842
Equity in income of subsidiaries	(55,331)	—	—	—	55,331	—
Intercompany	—	(8,144)	(1,270)	9,414	—	—
Other (income) loss	—	5,297	—	(2,902)	—	2,395
Interest (income) expense, net	—	8,444	1	2,599	—	11,044

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	55,331	7,063	43,622	40,718	(55,331)	91,403
Provision (benefit) for income taxes	—	2,576	15,908	14,849	—	33,333

Income (loss) from continuing operations before noncontrolling interest	55,331	4,487	27,714	25,869	(55,331)	58,070
Income (loss) from discontinued operations, net of income taxes	—	—	(1,161)	(408)	—	(1,569)

Net Income (loss)	55,331	4,487	26,553	25,461	(55,331)	56,501
Less: Net Income (loss) attributable to the noncontrolling interest	—	—	—	(1,170)	—	(1,170)

Net income (loss) attributable to Warnaco Group, Inc.	$55,331	$4,487	$26,553	$24,291	$(55,331)	$55,331

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$55,331	$4,487	$27,714	$24,699	$(55,331)	$56,900
Discontinued operations, net of tax	—	—	(1,161)	(408)	—	(1,569)

Net Income	$55,331	$4,487	$26,553	$24,291	$(55,331)	$55,331

	Six Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$222,379	$279,910	$568,673	$—	$1,070,962
Cost of goods sold	—	144,963	186,896	260,151	—	592,010

Gross profit	—	77,416	93,014	308,522	—	478,952
SG&A expenses (including amortization of intangible assets)	—	77,198	58,649	239,039	—	374,886
Pension expense (income)	—	(582)	—	—	—	(582)

Operating income (loss)	—	800	34,365	69,483	—	104,648
Equity in income of subsidiaries	(37,073)	—	—	—	37,073	—
Intercompany	—	(3,729)	(2,955)	6,684	—	—
Other (income) loss	—	3,524	(170)	904	—	4,258
Interest (income) expense, net	—	13,531	(1)	1,342	—	14,872

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	37,073	(12,526)	37,491	60,553	(37,073)	85,518
Provision (benefit) for income taxes	—	(7,563)	22,648	36,627	—	51,712

Income (loss) from continuing operations before noncontrolling interest	37,073	(4,963)	14,843	23,926	(37,073)	33,806
Income (loss) from discontinued operations, net of income taxes	—	(127)	(8,497)	12,250	—	3,626

Net income (loss)	37,073	(5,090)	6,346	36,176	(37,073)	37,432
Less: Net income attributable to the noncontrolling interest	—	—	—	(359)	—	(359)

Net income (loss) attributable to Warnaco Group, Inc.	$37,073	$(5,090)	$6,346	$35,817	$(37,073)	$37,073

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$37,073	$(4,963)	$14,843	$23,567	$(37,073)	$33,447
Discontinued operations, net of tax	—	(127)	(8,497)	12,250	—	3,626

Net Income	$37,073	$(5,090)	$6,346	$35,817	$(37,073)	$37,073

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended July 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$1,013	$21,246	$(3,758)	$51,938	$—	$70,439
Net cash provided by (used in) operating activities from discontinued operations	—	(232)	4,535	(679)	—	3,624

Net cash provided by (used in) operating activities	1,013	21,014	777	51,259	—	74,063

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	175	—	175
Purchase of property, plant and equipment	—	(3,867)	(777)	(16,203)	—	(20,847)

Net cash used in investing activities from continuing operations	—	(3,867)	(777)	(16,028)	—	(20,672)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(3,867)	(777)	(16,028)	—	(20,672)

Cash flows from financing activities:
Premium on cancellation of interest rate swap	—	739	—	—	—	739
Repayments under revolving credit facility	—	(80)	—	(4,022)	—	(4,102)
Repurchase of Senior Notes due 2013	—	—	—	—	—	—
Decrease in short-term notes payable	—	—	—	(18,707)	—	(18,707)
Deferred financing	—	(515)	—	—	—	(515)
Proceeds from the exercise of employee stock options	377	—	—	—	—	377
Purchase of treasury stock	(1,390)	—	—	—	—	(1,390)
Other	—		—	—	—	—

Net cash provided by (used in) financing activities	(1,013)	144	—	(22,729)	—	(23,598)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	213	—	213
Decrease in cash and cash equivalents	—	17,291	—	12,715	—	30,006
Cash and cash equivalents at beginning of period	—	30,771	(2)	116,858	—	147,627

Cash and cash equivalents at end of period	$—	$48,062	$(2)	$129,573	$—	$177,633

	Six Months Ended July 5, 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(14,708)	$(8,623)	$13,415	$66,337	$—	$56,421
Net cash provided by (used in) operating activities from discontinued operations	—	(1,695)	(10,304)	(5,882)	—	(17,881)

Net cash provided by (used in) operating activities	(14,708)	(10,318)	3,111	60,455	—	38,540

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	164	—	170
Purchase of property, plant and equipment	—	(6,726)	(645)	(12,184)	—	(19,555)
Proceeds from the sale of business, net	—	—	(2,430)	30,285	—	27,855
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)	—	(26,727)

Net cash provided by (used in) investing activities from continuing operations	—	(8,747)	(3,075)	(8,791)	—	(20,613)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(8,747)	(3,075)	(8,791)	—	(20,613)

Cash flows from financing activities:
Repayment of Term B Note	—	(1,350)	—	—	—	(1,350)
Borrowings under revolving credit facility	—	—	—	—	—	—
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Decrease in short-term notes payable	—	—	—	(25,087)	—	(25,087)
Proceeds from the exercise of employee stock options	19,087	—	—	—	—	19,087
Purchase of treasury stock	(4,379)	—	—	—	—	(4,379)
Payment of deferred financing costs	—	(17)	—	—	—	(17)

Net cash provided by (used in) financing activities	14,708	(47,552)	—	(25,087)	—	(57,931)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2,602	—	2,602
Increase (decrease) in cash and cash equivalents	—	(66,617)	36	29,179	—	(37,402)
Cash and cash equivalents, at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents, at end of period	$—	$9,557	$233	$144,726	$—	$154,516

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 20 — Commitments
Except as set forth below, the contractual obligations and commitments in existence as of July 4, 2009 did not differ materially from those disclosed as of January 3, 2009 in the Company’s Annual Report on Form 10-K for Fiscal 2008.

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases entered into during the Six Months Ended July 4, 2009 (a)	$6,051	$11,030	$10,545	$8,820	$7,564	$45,365	$89,375
Other contractual obligations pursuant to agreements entered into during the Six Months Ended July 4, 2009	32,078	145	(17)	—	264	(98)	32,372

Total	$38,129	$11,175	$10,528	$8,820	$7,828	$45,267	$121,747

(a)	Includes approximately $33,900 related to a distribution center in the Netherlands through January 2025 (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity, below).
As of July 4, 2009, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3 — Qualitative and Quantitative Disclosures About Market Risk -Foreign Exchange Risk).
As of July 4, 2009, the Company remains under audit in various taxing jurisdictions, although it is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits may increase between $3,000 and $6,000 (net of potential decreases), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.
Note 21 — Subsequent Event
The Company evaluated subsequent events through August 12, 2009, the date the financial statements were issued. On July 15, 2009, the Company’s 2004 interest rate swap was called by the issuer. See Note 14 to Notes to Consolidated Condensed Financial Statements.

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
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from April 5, 2009 to July 4, 2009 (the “Three Months Ended July 4, 2009”) and the period from April 6, 2008 to July 5, 2008 (the “Three Months Ended July 5, 2008”) each contained thirteen weeks of operations. The period from January 4, 2009 to July 4, 2009 (the “Six Months Ended July 4, 2009”) and the period from December 30, 2007 to July 5, 2008 (the “Six Months Ended July 5, 2008”) contained twenty-six weeks and twenty-seven weeks of operations, respectively.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of July 4, 2009, the Company operated: (i) 1,003 Calvin Klein retail stores worldwide (consisting of 200 free-standing stores (including 109 full price and 91outlet stores), 801 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store); and (ii) one Speedo® on-line store. As of July 4, 2009, there were also 609 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
Highlights for the Three and Six Months Ended July 4, 2009 included:
•	Net revenue decreased $47.4 million, or 9.4%, to $455.9 million for the Three Months Ended July 4, 2009 and decreased $76.6 million, or 7.2%, to $994.3 million for the Six Months Ended July 4, 2009, reflecting decreases of $25.9 million, and $45.8 million, respectively, in the Sportswear Group, $14.1 million and $18.8 million, respectively, in the Intimate Apparel Group and $7.4 and $12.0 million, respectively, in the Swimwear Group. The decline in net revenues was primarily related to the unfavorable effect of fluctuations in foreign currency exchange rates (see below). In addition, the Six Months Ended July 5, 2008 benefitted from one additional week of operating activity as the Six Months Ended July 4, 2009 contained twenty-six weeks of operations while the Six Months Ended July 5, 2008 contained twenty-seven weeks of operations. Net revenues related to the extra week of operations during the Six Months Ended July 5, 2008 were approximately $23.0 million. Net revenues from comparable store sales increased 1% and 3% for the Three and Six Months Ended July 4, 2009, respectively. Net revenues were favorably affected by the Company’s use of its diversified channels of distribution which helped it to mitigate the effects of the challenging global economy.
•	Operating income decreased $8.2 million, or 16.8%, to $40.7 million for the Three Months Ended July 4, 2009 from $48.9 million for the Three Months Ended July 5, 2008 and increased $0.2 million, or 0.2%, to $104.8 million for the Six Months Ended July 4, 2009 from $104.6 million for the Six Months Ended July 5, 2008. For the Three and Six Months Ended July 4, 2009, fluctuations in foreign currency adversely affected operating income (see below). Operating income includes restructuring charges of $1.5 million and $10.0 million, respectively, for the Three and Six Months Ended July 4, 2009. Operating income for the Three and Six Months Ended July 5, 2008 includes restructuring expenses of $6.0 and $26.3 million, respectively, including a charge of $18.5 million (the “Collection License Company Charge”) in the Six Months Ended July 5, 2008 recorded in the Sportswear segment related to the transfer of the Collection License Company (see Note 3 to Notes to the Consolidated Condensed Financial Statements) to Phillips-Van Heusen Corporation (“PVH”).

•	Both net revenues and operating income for the Three and Six Months Ended July 4, 2009 were negatively affected by fluctuations in foreign currencies. On average, for the Three and Six Months Ended July 4, 2009 compared to the Three and Six Months Ended July 5, 2008, the U.S. dollar strengthened relative to the functional currencies of countries where the Company conducts certain of its operations overseas (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso), as follows: the U.S. dollar strengthened relative to the Euro by 11.9% and 12.6%, the Korean Won by 20.7% and 27.0%, the Canadian Dollar by 12.7% and 16.4% and the Mexican Peso by 22.6% and 23.9%, respectively. Therefore for the Three and Six Months Ended July 4, 2009, net revenue includes decreases of $45.0 million and $105.9 million, respectively, and operating income includes decreases of $7.7 million and $24.4 million, respectively, due to fluctuations in foreign currencies (see Item 3. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).
•	Income from continuing operations for the Three Months Ended July 4, 2009 was $0.40 per diluted share, a 28.6% decrease compared to the $0.56 per diluted share for the Three Months Ended July 5, 2008. Income from continuing operations for the Six Months Ended July 4, 2009 was $1.23 per diluted share, a 73.2% increase compared to the $0.71 per diluted share for the Six Months Ended July 5, 2008. Included in income from continuing operations for the Six Months Ended July 4, 2009 are restructuring charges of $7.2 million (net of income tax benefits of $2.8 million), or $0.16 per diluted share. Income from continuing operations for the Six Months Ended July 5, 2008 included an estimated tax charge of approximately $19.0 million, or $0.41 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $25.1 million (net of income tax benefit of $1.2 million), or $0.54 per diluted share.
•	In anticipation of further effects of the economic downturn and in order to align its cost structure to match current economic conditions, the Company continued its workforce reduction, which commenced in the fourth quarter of Fiscal 2008. During the first six months of Fiscal 2009, this reduction resulted in the termination of 181 employees (in both the Company’s domestic and foreign operations) at a cost of approximately $6.8 million.
•	The Company launched an on-line store for the sale of Calvin Klein Jeans at www.calvinkleinjeans.com.
•	Pursuant to its strategy of expanding its operations in South America, on June 10, 2009, the Company paid cash consideration of $2.5 million and acquired businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru.
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
Beginning with the Three Months Ended July 4, 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for options granted during the Three Months Ended July 4, 2009, the Company revised its method of calculating expected option life from the simplified method as described in Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 3.72 years). Historical data will be used for stock options granted in all future periods.
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

During the Three Months Ended July 4, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets.
Recent Accounting Pronouncements
See Note 2 to Notes to Consolidated Condensed Financial Statements for a description of accounting pronouncements that have recently been issued and the Company’s assessment of the effect of their adoption on its financial position, results of operations and cash flows.
Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three Months Ended July 4, 2009 compared to the Three Months Ended July 5, 2008 and the Six Months Ended July 4, 2009 compared to the Six Months Ended July 5, 2008. The results of the Company’s discontinued operations are included in “Income from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended July 4, 2009 and for the Three Months Ended July 5, 2008, 26 weeks of activity for the Six Months Ended July 4, 2009 and 27 weeks of activity for the Six Months Ended July 5, 2008.

	Three Months		Three Months		Six Months		Six Months
	Ended July 4,	% of Net	Ended July 5,	% of Net	Ended July 4,	% of Net	Ended July 5,	% of Net
	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues
	(in thousands of dollars)
Net revenues	$455,894	100.0%	$503,304	100.0%	$994,339	100.0%	$1,070,962	100.0%
Cost of goods sold	266,758	58.5%	278,473	55.3%	579,643	58.3%	592,010	55.3%

Gross profit	189,136	41.5%	224,831	44.7%	414,696	41.7%	478,952	44.7%
Selling, general and administrative expenses	145,598	31.9%	173,629	34.5%	304,354	30.6%	369,824	34.5%
Amortization of intangible assets	2,242	0.5%	2,588	0.5%	4,369	0.4%	5,062	0.5%
Pension expense (income)	594	0.1%	(291)	-0.1%	1,131	0.1%	(582)	-0.1%

Operating income	40,702	8.9%	48,905	9.7%	104,842	10.5%	104,648	9.8%
Other income (loss)	2,799		(1,203)		2,395		4,258
Interest expense	5,799		7,086		11,868		16,476
Interest income	(416)		(671)		(824)		(1,604)

Income from continuing operations before provision for income taxes and noncontrolling interest	32,520		43,693		91,403		85,518
Provision for income taxes	13,199		17,070		33,333		51,712

Income from continuing operations before noncontrolling interest	19,321		26,623		58,070		33,806
Income (loss) from discontinued operations, net of taxes	(649)		(7,111)		(1,569)		3,626

Net income	18,672		19,512		56,501		37,432
Less: Net Income attributable to the noncontrolling interest	(912)		(148)		(1,170)		(359)

Net income attributable to Warnaco Group, Inc.	$17,760		$19,364		$55,331		$37,073

Net Revenues
Net revenues by group were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase	%	Ended July 4,	Ended July 5,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)
Sportswear Group	$223,527	$249,395	$(25,868)	-10.4%	$503,674	$549,514	$(45,840)	-8.3%
Intimate Apparel Group	158,122	172,215	(14,093)	-8.2%	320,490	339,244	(18,754)	-5.5%
Swimwear Group	74,245	81,694	(7,449)	-9.1%	170,175	182,204	(12,029)	-6.6%

Net revenues (a)	$455,894	$503,304	$(47,410)	-9.4%	$994,339	$1,070,962	$(76,623)	-7.2%

(a)	Includes $305.0 million and $344.8 million for the Three Months Ended July 4, 2009 and July 5, 2008, respectively, and $686.6 million and $745.9 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to the Company’s total Calvin Klein businesses (a decrease of 11.6% and 8.0%, respectively).

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
The $47.4 million decrease in consolidated net revenues relates primarily to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso). This unfavorable effect resulted in a $45.0 million decrease in net revenues for the Three Months Ended July 4, 2009 compared to the prior year. The unfavorable effects of fluctuations in foreign currencies on Sportswear, Intimate Apparel and Swimwear Group net revenues were decreases of $26.0 million, $16.6 million and $2.4 million, respectively.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
The $76.6 million decrease in consolidated net revenues primarily relates to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso). This unfavorable effect resulted in a $105.9 million decrease in net revenues for the Six Months Ended July 4, 2009 compared to the prior year. The unfavorable effects of fluctuations in foreign currencies on Sportswear, Intimate Apparel and Swimwear Group net revenues were decreases of $60.0 million, $39.6 million and $6.3 million, respectively. The Six Months Ended July 5, 2008 also benefitted from an extra week of operations.
The following tables summarize the Company’s net revenues by channel of distribution and region for the Six Months Ended July 4, 2009 and the Six Months Ended July 5, 2008:

	Six Months	Six Months
	Ended July 4,	Ended July 5,
	2009	2008
United States — wholesale
Department stores and independent retailers	10%	14%
Specialty stores	9%	9%
Chain stores	9%	6%
Mass merchandisers	2%	2%
Membership clubs	10%	8%
Off price and other	10%	8%

Total United States — wholesale	50%	47%
International — wholesale	30%	33%
Retail	20%	20%

Net revenues — consolidated	100%	100%

By Region:

	Net Revenues				Net Revenues
	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase /	%	Ended July 4,	Ended July 5,	Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	In thousands of dollars				In thousands of dollars

United States	$232,320	$254,484	$(22,164)	-8.7%	$502,064	$511,498	$(9,434)	-1.8%
Europe	98,274	119,791	(21,517)	-18.0%	240,989	291,956	(50,967)	-17.5%
Asia	70,676	71,790	(1,114)	-1.6%	153,457	158,373	(4,916)	-3.1%
Canada	29,226	30,817	(1,591)	-5.2%	49,923	57,749	(7,826)	-13.6%
Mexico, Central and South America	25,398	26,422	(1,024)	-3.9%	47,906	51,386	(3,480)	-6.8%

	$455,894	$503,304	$(47,410)	-9.4%	$994,339	$1,070,962	$(76,623)	-7.2%

By Channel:

	Net Revenues				Net Revenues
	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase /	%	Ended July 4,	Ended July 5,	Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	In thousands of dollars				In thousands of dollars

Wholesale	$350,324	$396,433	$(46,109)	-11.6%	$794,125	$858,750	$(64,625)	-7.5%
Retail	105,570	106,871	(1,301)	-1.2%	200,214	212,212	(11,998)	-5.7%

Total	$455,894	$503,304	$(47,410)	-9.4%	$994,339	$1,070,962	$(76,623)	-7.2%

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase	%	Ended July 4,	Ended July 5	Increase	%
	2009	2008	(Decrease)	Change	2009	, 2008	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$117,057	$141,392	$(24,335)	-17.2%	$299,680	$335,020	$(35,340)	-10.5%
Chaps	43,022	42,442	580	1.4%	80,102	82,159	(2,057)	-2.5%

Sportswear wholesale	160,079	183,834	(23,755)	-12.9%	379,782	417,179	(37,397)	-9.0%
Sportswear retail	63,448	65,561	(2,113)	-3.2%	123,892	132,335	(8,443)	-6.4%

Sportswear Group (a) (b)	$223,527	$249,395	$(25,868)	-10.4%	$503,674	$549,514	$(45,840)	-8.3%

(a)	Includes net revenues of $12.7 million and $15.4 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $39.3 million and $42.3 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	Includes approximately $11.5 million and $12.9 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $22.0 million and $25.8 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
The $24.3 million decrease in Calvin Klein jeans wholesale net revenues reflects decreases of $16.8 million in Europe, $7.7 million in the U.S. and $2.1 million in Canada, partially offset by increases of $2.1 million in Asia and $0.2 million in Mexico, Central and South America. The decrease in Europe primarily reflects the unfavorable effects of foreign currency fluctuations coupled with a decline in sales, partially offset by a decrease in customer allowances. The decrease in the U.S. primarily reflects a decrease in sales to membership clubs (due to shipments which occurred in the first quarter of Fiscal 2009 when comparable sales took place in the second quarter of 2008), a decrease in sales to department stores (primarily related to decreases in the men’s and women’s jeans businesses coupled with an increase in customer allowances, partially offset by an increase in the Petite size jeans business, which launched in the fourth quarter of 2008) and a decrease in sales to specialty stores, partially offset by an increase in sales to the off-price channel of distribution. The decrease in Canada primarily reflects a decline in sales to membership clubs and department stores and the negative effect of foreign currency fluctuations, partially offset by an increase in sales to the off-price channel. The increase in Asia primarily reflects an increase in net revenues in local currencies, partially offset by the unfavorable effects of foreign currency fluctuations, primarily in Korea. The increase in net revenues in local currencies relates to the Company’s expansion efforts in this region, particularly in China, including an increase in the number of stores operated by distributors, as well as increased sales in Korea primarily due to the sale of off-season merchandise and increased sales in Australia and New Zealand. The increase in Mexico, Central and South America primarily reflects increased sales in Brazil, partially offset by decreased sales in Mexico in the department store channel, due primarily to a decrease in sales volume and increased customer allowances, and the unfavorable effects of foreign currency fluctuations.
The $0.6 million increase in Chaps net revenues reflects an increase of $1.2 million in Canada, partially offset by decreases in the U.S. and Mexico, Central and South America of $0.1 million and $0.5 million, respectively. The increase in Chaps net revenues in Canada was due primarily to a increased sales to membership clubs and department stores, partially offset by a decline in sales to the off-price channel. The decrease in Chaps net revenues in the U.S primarily reflects volume decreases in sales to customers in the department store and specialty store distribution channels coupled with an increase in customer allowances, partially offset by increases in sales to the off-price and chain store channels. Decreases in Mexico, Central and South America primarily reflect a decrease in sales to department stores, partially offset by an increase in sales to membership clubs, coupled with an increase in customer allowances.
The $2.1 million decrease in Sportswear retail net revenues primarily reflects a $5.3 million decrease in Asia (primarily related to the unfavorable effects of foreign currency fluctuations, which more than offset increases in new store openings in China and Korea), partially offset by increases of $1.9 million in Europe (primarily related to volume increases in outlet stores and the effect of new store openings, partially offset by the unfavorable effect of foreign currency fluctuations) and $1.2 million in Mexico, Central and South America (reflecting increased sales in Brazil, partially offset by decreased sales in Mexico, which the Company believes was due to the downturn in the economy and an epidemic of influenza, which temporarily caused the closure of retail stores).

Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
The $35.3 million decrease in Calvin Klein jeans wholesale net revenues reflects decreases of $32.4 million in Europe, $2.1 million in the U.S., $3.6 million in Canada and $1.0 million in Mexico, Central and South America, partially offset by an increase of $3.8 million in Asia. The decrease in Europe primarily reflects the unfavorable effects of foreign currency fluctuations coupled with a decline in sales volumes, partially offset by a decrease in customer allowances. The decrease in the U.S. primarily reflects a decrease in sales to department stores (primarily related to decreases in the men’s and women’s jeans business and an increase in customer allowances, partially offset by an increase in the Petite size jeans business, which launched in the fourth quarter of 2008), a decrease in sales to membership clubs and a decrease in specialty stores, partially offset by an increase in sales to the off-price store channel of distribution. The decrease in Mexico, Central and South America primarily reflects the unfavorable effects of foreign currency fluctuations coupled with volume decreases and increased customer allowances in the department store channel, which the Company believes was due mainly to the downturn in the economy, in Mexico, partially offset by increased sales in Brazil. The decrease in Canada primarily reflects a decline in sales to membership clubs and department stores and the unfavorable effect of foreign currency fluctuations, partially offset by an increase in sales to the off-price channel. The increase in Asia primarily reflects an increase in net revenues in local currencies, partially offset by the unfavorable effects of foreign currency fluctuations, primarily related to Korea. The increase in net revenues in local currencies relates to the Company’s expansion efforts in this region, particularly in China, including an increase in the number of stores operated by distributors, as well as increased sales in Korea primarily due to the sale of off-season merchandise and promotional events and discounts.
The $2.1 million decrease in Chaps net revenues reflects decreases in the U.S. and Mexico, Central and South America of $1.4 million and $0.8 million, respectively, partially offset by an increase in Canada of $0.1 million. The decrease in Chaps net revenues in the U.S primarily reflects decreases in sales to customers in the department store, specialty store and membership club distribution channels coupled with an increase in customer allowances, partially offset by increases in sales to the off-price and chain store channels. Decreases in Mexico, Central and South America primarily reflect a decrease in sales volume and an increase in customer allowances in the department store channel of distribution, partially offset by an increase in sales to membership clubs.
The $8.4 million decrease in Sportswear retail net revenues primarily reflects a $13.0 million decrease in Asia (primarily related to the unfavorable effects of foreign currency fluctuations, which more than offset increases in same store sales and new store openings in China and Korea), partially offset by increases of $2.6 million in Europe (primarily related to volume increases in outlet stores and the effect of new store openings, partially offset by the unfavorable effect of foreign currency fluctuations) and $1.8 million in Mexico, Central and South America (primarily reflecting an increase in sales in Brazil, partially offset by a decline in sales in Mexico, which the Company believes is due to the downturn in the economy, and an epidemic of influenza, which caused the temporary closure of certain retail stores).
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase	%	Ended July 4,	Ended July 5,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$78,827	$93,619	$(14,792)	-15.8%	$175,357	$183,112	$(7,755)	-4.2%
Core Intimates	43,448	44,345	(897)	-2.0%	77,422	86,479	(9,057)	-10.5%

Intimate Apparel wholesale	122,275	137,964	(15,689)	-11.4%	252,779	269,591	(16,812)	-6.2%
Calvin Klein Underwear retail	35,847	34,251	1,596	4.7%	67,711	69,653	(1,942)	-2.8%

Intimate Apparel Group	$158,122	$172,215	$(14,093)	-8.2%	$320,490	$339,244	$(18,754)	-5.5%

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
The $14.8 million decrease in Calvin Klein Underwear wholesale net revenues reflects a decrease in the U.S. of $9.9 million, a decrease of $6.1 million in Europe and a decrease of $0.9 million in Mexico, Central and South America, partially offset by increases of $1.4 million in Asia and $0.7 million in Canada. The decrease in the U.S. of the Company’s Calvin Klein Underwear wholesale business primarily related to decreases in sales to membership clubs (due to shipments made in the first quarter of Fiscal 2009 where comparable shipments were made in the second quarter of Fiscal 2008), to decreased sales to department stores, which the Company believes is due to the downturn in the economy, and to decreased sales to the off-price channel of distribution, due to a shift in timing of comparable shipments, which occurred in the first quarter of Fiscal 2009 when comparable shipments occurred in the second quarter of Fiscal 2008. The decrease in Europe primarily relates to the negative impact of foreign currency fluctuations and decreases in sales of both men’s and women’s lines, especially to department stores. The decrease in Mexico, Central and South America reflects a decrease in sales volume coupled with an increase in customer allowances in department stores, partially offset by increases in sales to membership clubs. The increase in Asia is primarily related to the expansion of the Company’s distribution network in China and an increase in shipments to distributors in Japan and Australia. The increase in Canada resulted from an increase in sales to membership clubs and department stores, partially offset by a decline in the mass merchant channel.

The $0.9 million decrease in Core Intimates net revenues reflects decreases of $2.1 million in Canada, and $1.2 million in Mexico, Central and South America, partially offset by an increase of $2.4 million in the U.S. The decrease in Canada was primarily due to lower sales in the mass merchant channel. The decrease in Mexico, Central and South America primarily reflects a decline in sales volume and an increase in customer allowances in department stores. The increase in the U.S. is primarily related to increased sales of the Company’s Warner’s product to the chain store channel of distribution (JC Penney and Kohl’s) (due to an increase from the introduction of new styles, a new panty program in the second quarter of Fiscal 2009, an overall increase in replenishment orders and the favorable effects of reductions in the level of customer allowances), the introduction of certain Warner’s product in the mass merchant channel in the second quarter of 2009, increased sales of the Olga line (primarily related to strong sales of new styles and a new panty program introduced in the second quarter of 2009 as well as an increase in replenishment orders), partially offset by weak replenishment orders to department stores, which the Company believes is related to the downturn in the economy, and a reduction in private label and off-price businesses.
The $1.6 million increase in Calvin Klein Underwear retail net revenues primarily reflects increases of $1.2 million in Canada, $0.7 million in Mexico, Central and South America and $0.7 million in Asia, partially offset by decreases of $0.6 million in Europe and $0.4 million in the U.S. The increase in Canada was primarily related to the opening of new stores. The increase in Mexico, Central and South America primarily reflects an increase in sales at outlet stores, partially offset by the effects of an increase in customer promotions at full-price stores. The increase in Asia primarily reflects an increase in the number of stores in Hong Kong and China and an increase in same store sales in China, partially offset by a decline in same store sales in Hong Kong, which the Company believes relates to the downturn in the economy. The decrease in Europe primarily reflects the unfavorable effect of foreign currency fluctuations which more than offset increases in sales at outlet and full-price stores due to opening of additional new stores. The decrease in the U.S. reflects a decline in sales on the Company’s e-commerce website and the Soho store.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
The $7.8 million decrease in Calvin Klein Underwear wholesale net revenues reflects decreases in Europe of $12.1 million, in Mexico, Central and South America of $1.8 million and in Canada of $0.1 million, partially offset by an increase in the U.S. of $2.4 million and an increase of $3.9 million in Asia. The decrease in Europe primarily relates to the negative impact of foreign currency fluctuations and the decline in sales of men’s lines (which the Company believes is related to the downturn in the economy), partially offset by increased strength in the women’s business. The decrease in Mexico, Central and South America reflects a decrease in sales volume, an increase in customer allowances to department stores and the unfavorable effects of foreign currency fluctuations partially offset by an increase in sales to membership clubs. The decrease in Canada resulted from the unfavorable effect of foreign currency fluctuations and a decline in sales to the mass merchant channel, which more than offset increases in sales to membership clubs and department stores. The increase in the U.S. of the Company’s Calvin Klein Underwear wholesale business primarily related to increases in sales to membership clubs and to stores operated by the licensor of the Calvin Klein brand (due to an increase in new stores opened in the first quarter of Fiscal 2009). Those increases were partially offset by a decrease in sales to department stores. The increase in Asia is primarily related to the expansion of the Company’s distribution network in China and an increase in shipments to distributors in Japan and Australia.
The $9.0 million decrease in Core Intimates net revenues reflects decreases of $2.6 million in the U.S., $4.4 million in Canada, $1.9 million in Mexico, Central and South America and $0.1 million in Asia. The decrease in the U.S. is primarily relates to decreased sales of the Company’s Warner’s product to department stores (due to weak replenishment orders, which the Company believes is related to the downturn in the economy), partially offset by an increase in sales to the chain store channel of distribution (JC Penney and Kohl’s) (primarily related to the introduction of new styles, a new panty program during the second quarter of Fiscal 2009 and reductions in the level of customer allowances) and the introduction of certain Warner’s product in the mass merchant channel in the second quarter of 2009, increased sales of the Olga line (primarily related to strong sales of new styles and a new panty program introduced in the second quarter of 2009 as well as an increase in replenishment orders), partially offset by a reduction in the private label business. The decrease in Canada was due to lower sales volume (which the Company believes is due to the downturn in the economy) coupled with an increase in customer allowances in the department store channel, lower sales in the mass merchant channel and the unfavorable effect of foreign currency fluctuations. The decrease in Mexico, Central and South America primarily reflects a decline in sales volume (which the Company believes is due to the downturn in the economy) coupled with an increase in customer allowances in the department store channel and the unfavorable effect of foreign currency fluctuations.
The $1.9 million decrease in Calvin Klein Underwear retail net revenues primarily reflects decreases of $4.2 million in Europe and $1.0 million in the U.S., partially offset by increases of $1.9 million in Canada, $1.0 million in Mexico, Central and South America and $0.4 million in Asia. The decrease in Europe primarily reflects the unfavorable effect of foreign currency fluctuations which more than offset increases in sales at outlet and full-price stores due to opening of additional new stores. The decrease in the U.S. reflects a decline in e-commerce sales on the Company’s website and the Soho store. The increase in Canada was primarily related to the opening of new stores. The increase in Mexico, Central and South America primarily reflects an increase in sales at outlet stores, partially offset by the effects of an increase in customer promotional discounts at full-price stores. The increase in Asia primarily reflects an increase in same store sales in China and an increase in the number of stores in Hong Kong and China, partially offset by a decrease in same store sales in Hong Kong, which the Company believes relates to the downturn in the economy.

Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase	%	Ended July 4,	Ended July 5,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)
Speedo	$61,747	$68,271	$(6,524)	-9.6%	$145,520	$150,176	$(4,656)	-3.1%
Calvin Klein	6,223	6,364	(141)	-2.2%	16,044	21,804	(5,760)	-26.4%

Swimwear wholesale	67,970	74,635	(6,665)	-8.9%	161,564	171,980	(10,416)	-6.1%
Swimwear retail (a)	6,275	7,059	(784)	-11.1%	8,611	10,224	(1,613)	-15.8%

Swimwear Group	$74,245	$81,694	$(7,449)	-9.1%	$170,175	$182,204	$(12,029)	-6.6%

(a)	Includes $3.6 million and $3.6 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $4.0 million and $4.0 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to Calvin Klein retail swimwear.
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
The $6.5 million decrease in net revenues for Speedo wholesale is due primarily to decreases of $5.4 million in the U.S., $0.5 million in Canada and $0.6 million in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to membership clubs and specialty stores (primarily due to the timing of shipments, which occurred late in the first quarter of Fiscal 2009 when comparable shipments occurred in the second quarter of Fiscal 2008), decreases in sales to department stores and the mass merchandise channel (which the Company believes is related primarily to the downturn in the economy) and decreases in sales to the chain store and off- price channels of distribution. The decrease in Mexico, Central and South America primarily reflects a decline in sales to specialty stores, partially offset by an increase in sales to membership clubs. The decrease in Canada reflects a decline in sales to department stores.
The $0.8 million decrease in Swimwear retail net revenues primarily reflects a $0.9 million decrease in the U.S., partially offset by an increase of $0.1 million in Asia. Net revenues in Europe were unchanged. The decrease in net revenues in the U.S. primarily reflects volume and price decreases at the online Speedo store. In Europe, the increase in sales was offset by a decrease due to fluctuations in foreign currency.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
The $4.6 million decrease in net revenues for Speedo wholesale is due primarily to decreases of $1.8 million in the U.S., $1.7 million in Canada and $1.1 million in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to specialty stores and the mass merchandise and department store channels (which the Company believes is due to the downturn in the economy), and a decrease in sales to the chain store and off- price channels of distribution. Those decreases were partially offset by an increase in sales to membership clubs due to new programs and the timing of shipments into the first quarter of Fiscal 2009, when comparable shipments occurred in the fourth quarter of Fiscal 2007. The decrease in Mexico, Central and South America primarily reflects a decline in sales to specialty stores, partially offset by an increase in sales to membership clubs and the unfavorable effect of foreign currency fluctuations.
The $5.7 million decrease in Calvin Klein swimwear wholesale net revenues primarily reflects decreases of $4.7 million in Europe, and $1.3 million in the U.S., partially offset by an increase of $0.3 million in Mexico, Central and South America. The decrease in Europe primarily relates to the negative effect of foreign currency fluctuations and a decline in sales volume related to late deliveries in 2009. The decrease in the U.S. is primarily due to a decrease in sales to department stores, partially offset by an increase in sales to the off-price channel. The increase in Mexico, Central and South America primarily reflects an increase in sales to membership clubs, partially offset by a decline in sales to specialty stores.
The $1.6 million decrease in Swimwear retail net revenues primarily reflects decreases of $1.6 million in the U.S. and $0.2 million in Europe, partially offset by an increase of $0.2 million in Asia. The decrease in net revenues in the U.S. primarily reflects volume and price decreases at the online Speedo store. The decrease in net revenues in Europe primarily reflects volume decreases at concession and outlet stores (related to Calvin Klein swimwear) and the negative impact of foreign currency fluctuations.

Gross Profit
Gross profit was as follows:

	Three Months		Three Months		Six Months		Six Months
	Ended July 4,	% of Brand	Ended July 5,	% of Brand	Ended July 4,	% of Brand	Ended July 5,	% of Brand
	2009	Net Revenues	2008	Net Revenues	2009	Net Revenues	2008	Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$91,582	41.0%	$111,045	44.5%	$210,966	41.9%	$247,037	45.0%
Intimate Apparel Group	71,242	45.1%	83,958	48.8%	145,098	45.3%	164,983	48.6%
Swimwear Group	26,312	35.4%	29,828	36.5%	58,632	34.5%	66,932	36.7%

Total gross profit	$189,136	41.5%	$224,831	44.7%	$414,696	41.7%	$478,952	44.7%

(a)	Sportswear Group gross profit includes approximately $7.4 million and $8.7 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $14.3 million and $18.3 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Gross profit was $189.1 million, or 41.5% of net revenues, for the Three Months Ended July 4, 2009 compared to $224.8 million, or 44.7% of net revenues, for the Three Months Ended July 5, 2008. The $35.7 million decrease in gross profit was due to decreases in the Sportswear Group ($19.5 million), the Intimate Apparel Group ($12.7 million) and the Swimwear Group ($3.5 million). The 320 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues and the negative effects of fluctuations in foreign currency exchange rates. The U.S. dollar strengthened significantly during the Three Months Ended July 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Three Months Ended July 5, 2008. Consequently, gross profit for the Three Months Ended July 4, 2009 includes a decrease of $23.2 million due to foreign currency fluctuations.
Sportswear Group gross profit decreased $19.5 million, and gross margin decreased 350 basis points, for the Three Months Ended July 4, 2009 compared to the Three Months Ended July 5, 2008 reflecting a $15.5 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, a decrease in net sales and an unfavorable sales mix in Europe and Asia), and a $4.0 million decrease in the domestic business (primarily reflecting a decrease in net revenues and an unfavorable sales mix).
Intimate Apparel Group gross profit decreased $12.7 million and gross margin decreased 370 basis points for the Three Months Ended July 4, 2009 compared to the Three Months Ended July 5, 2008 reflecting a $10.6 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, and lower net sales), and a $2.1 million decrease in the domestic business. The decrease in the domestic business primarily reflects decreased net revenues, partially offset by a favorable sales mix in the Calvin Klein underwear business, and an increase in the Core Intimate business as a result of increased net revenues coupled with a favorable sales mix.
Swimwear Group gross profit decreased $3.5 million and gross margin decreased 110 basis points for the Three Months Ended July 4, 2009 compared to the Three Months Ended July 5, 2008. The decrease in gross profit primarily reflects a $1.2 million decrease in Speedo (primarily related to decreased sales and unfavorable sales mix, partially offset by decreased inventory markdown costs) and a $2.3 million decline in Calvin Klein gross profit (due primarily to unfavorable sales mix in the U.S. and Europe).
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Gross profit was $414.7 million, or 41.7% of net revenues, for the Six Months Ended July 4, 2009 compared to $479.0 million, or 44.7% of net revenues, for the Six Months Ended July 5, 2008. The $64.3 million decrease in gross profit was due to decreases in the Sportswear Group ($36.1 million), the Intimate Apparel Group ($19.9 million) and the Swimwear Group ($8.3 million). The 300 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues and the negative effects of fluctuations in foreign currency exchange rates. The U.S. dollar strengthened significantly during the Six Months Ended July 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Six Months Ended July 5, 2008. Consequently, gross profit for the Three Months Ended July 4, 2009 includes a decrease of $60.6 million due to foreign currency fluctuations. In addition, gross profit for the Six Months Ended July 5, 2008 benefitted by an extra week of operations when compared to the Six Months Ended July 4, 2009. Included in gross profit for the Six Months Ended July 4, 2009 is $0.2 million, $0.8 million and $0.7 million of restructuring expenses related to the Sportswear, Intimate Apparel and Swimwear Groups, respectively, primarily related to the reduction in the Company’s workforce in January 2009. Included in gross profit for the Six Months Ended July 5, 2008 is $0.8 million of restructuring expenses related to the Swimwear Group (see Note 5 of Notes to Consolidated Financial Statements).

Sportswear Group gross profit decreased $36.1 million and gross margin decreased 310 basis points for the Six Months Ended July 4, 2009 compared to the Six Months Ended July 5, 2008 reflecting a $36.2 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix in Europe and Asia and the effect of an extra week of operations during the Six Months Ended April 5, 2008), partially offset by a $0.1 million increase in the domestic business.
Intimate Apparel Group gross profit decreased $19.9 million and gross margin decreased 330 basis points for the Six Months Ended July 4, 2009 compared to the Six Months Ended July 5, 2008 reflecting a $20.7 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, lower net sales and the effect of an extra week of operations during the Six Months Ended July 5, 2008), partially offset by a $0.8 million increase in the domestic business. The increase in the domestic business primarily reflects increased net revenues and favorable sales mix in the Calvin Klein underwear business, partially offset by declines in the Core Intimate business as a result of reduced net revenues coupled with an unfavorable sales mix and restructuring expense increase in that business.
Swimwear Group gross profit decreased $8.3 million and gross margin decreased 220 basis points for the Six Months Ended July 4, 2009 compared to the Six Months Ended July 5, 2008. The decrease in gross profit primarily reflects a $2.8 million decrease in Speedo (primarily related to decreased sales and unfavorable sales mix, partially offset by decreased inventory markdown costs) and a $5.5 million decline in Calvin Klein gross profit (due primarily to a decrease in net sales in Europe and the U.S. and the unfavorable effect of foreign currency fluctuation in Europe). The decrease in gross profit also reflects the effect of an extra week of operations during the Six Months Ended July 5, 2008.
Selling, General and Administrative Expenses
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Selling, general & administrative (“SG&A”) expenses decreased $28.0 million to $145.6 million (31.9% of net revenues) for the Three Months Ended July 4, 2009 compared to $173.6 million (34.5% of net revenues) for the Three Months Ended July 5, 2008. The decrease in SG&A expenses reflects the Company’s cost cutting initiative, which includes, among other things, reductions in its workforce, discretionary marketing costs, professional fees and travel costs. The decrease in SG&A expenses also reflects a net decrease of $15.3 million associated with the foreign currency exchange fluctuations since the U.S. dollar strengthened during the Three Months Ended July 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Three Months Ended July 5, 2008. The decrease in SG&A expenses also reflects a $4.6 million decrease in restructuring expenses (charges for the Three Months Ended July 4, 2009 primarily related to the reduction in the Company’s workforce in January 2009 and consolidation of the Company’s European operations, while charges for the Three Months Ended July 5, 2008 related primarily to contract termination and employee termination costs and other costs). Administrative expenses decreased $15.3 million (primarily related to reductions in professional fees, travel and personnel costs mainly as a result of the Company’s cost cutting initiatives). Marketing expenses decreased $7.0 million (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S.), selling expenses increased $0.6 million and distribution expenses decreased $1.7 million (both primarily reflecting decreases related to the effects of foreign currency fluctuations and the effects of the Company’s workforce reductions and reduced sales commissions partially offset by increases associated with the opening of additional retail stores for the Calvin Klein businesses in Europe, Asia and Canada).

Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Selling, general & administrative (“SG&A”) expenses decreased $65.4 million to $304.4 million (30.6% of net revenues) for the Six Months Ended July 4, 2009 compared to $369.8 million (34.5% of net revenues) for the Six Months Ended July 5, 2008. The decrease in SG&A expenses reflects the Company’s cost cutting initiative, which includes, among other things, reductions in its workforce, discretionary marketing costs, professional fees and travel costs. The decrease in SG&A expenses also reflects a net decrease of $36.1 million associated with the foreign currency exchange fluctuations since the U.S. dollar strengthened during the Six Months Ended July 4, 2009 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro, Korean won, Canadian dollar and Mexican peso) compared to the Six Months Ended July 5, 2008. The decrease in SG&A expenses also reflects the twenty-seventh week of operations in the Six Months Ended July 5, 2008 as well as a $17.1 million decrease in restructuring expenses (charges for the Six Months Ended July 4, 2009 primarily related to the reduction in the Company’s workforce in January 2009 and consolidation of the Company’s European operations, while charges for the Six Months Ended July 5, 2008 related primarily to the Collection License Company Charge of $18.5 million, discussed previously, as well as activities to increase productivity and profitability in the Swimwear segment). Administrative expenses decreased $22.6 million (primarily related to reductions in professional fees, travel and personnel costs mainly as a result of the Company’s cost cutting initiatives). Marketing expenses decreased $13.2 million (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S.), selling expenses decreased $8.9 million and distribution expenses decreased $3.6 million (both primarily reflecting decreases related to the effects of foreign currency fluctuations and the effects of the Company’s workforce reductions and reduced sales commissions, partially offset by increases associated with the opening of additional retail stores for the Calvin Klein businesses in Europe, Asia and Canada).
Amortization of Intangible Assets
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Amortization of intangible assets was $2.2 million for the Three Months Ended July 4, 2009 compared to $2.6 million for the Three Months Ended July 5, 2008. The decrease primarily relates to the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Amortization of intangible assets was $4.4 million for the Three Months Ended July 4, 2009 compared to $5.1 million for the Three Months Ended July 5, 2008. The decrease primarily relates to the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.
Pension Income / Expense
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Pension expense was $0.6 million in the Three Months Ended July 4, 2009 compared to pension income of $0.3 million in the Three Months Ended July 5, 2008. The increase in pension expense is primarily related to the lower asset base in 2009 due to negative returns earned on the Plan’s assets, especially in the fourth quarter of Fiscal 2008. See Note 8 of Notes to the Consolidated Condensed Financial Statements.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Pension expense was $1.1 million in the Six Months Ended July 4, 2009 compared to pension income of $0.6 million in the Six Months Ended July 5, 2008. The increase in pension expense is primarily related to the lower asset base in 2009 due to negative returns earned on the Plan’s assets, especially in the fourth quarter of Fiscal 2008. See Note 8 of Notes to the Consolidated Condensed Financial Statements.
Operating Income
The following table presents operating income by group:

	Three Months	Three Months	Six Months	Six Months
	Ended July 4,	Ended July 5,	Ended July 4,	Ended July 5,
	2009	2008	2009	2008
	(in thousands of dollars)
Sportswear Group	$13,591	$23,040	$51,912	$45,119
Intimate Apparel Group	27,021	31,799	56,423	64,084
Swimwear Group	8,172	7,658	20,727	22,476
Unallocated corporate expenses (b)	(8,082)	(13,592)	(24,220)	(27,031)

Operating income (a)	$40,702	$48,905	$104,842	$104,648

Operating income as a percentage of net revenue	8.9%	9.7%	10.5%	9.8%

(a)	Includes approximately $1.5 million and $6.0 million for the Three Months Ended July 4, 2009 and July 5, 2008, respectively, and $10.0 million and $26.3 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	Includes $0.6 million, $(0.3) million, $1.1 million and $(0.6) million of pension expense (income), $0.1 million, $1.4 million, $1.3 million, and $1.4 million of restructuring expenses and $0.4 million, nil, $2.2 million, and $(0.2) million of foreign currency losses (gains) for the Three Months Ended July 4, 2009, the Three Months Ended July 5, 2008, the Six Months Ended July 4, 2009 and the Six Months Ended July 5, 2008, respectively.

The following table summarizes key measures of the Company’s operating income for the Three and Six Months Ended July 4, 2009 and the Three and Six Months Ended July 5, 2008:

	Three Months	Three Months			Six Months	Six Months
	Ended July 4,	Ended July 5,	Increase /	%	Ended July 4,	Ended July 5,	Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(In thousands of dollars)				(In thousands of dollars)
By Region:
Domestic	$34,664	$33,453	$1,211	3.6%	$79,235	$61,822	$17,413	28.2%
International	14,120	29,044	(14,924)	-51.4%	49,827	69,857	(20,030)	-28.7%
Unallocated corporate expenses	(8,082)	(13,592)	5,510	-40.5%	(24,220)	(27,031)	2,811	-10.4%

Total	$40,702	$48,905	$(8,203)	-16.8%	$104,842	$104,648	$194	0.2%

By Channnel:
Wholesale	$37,031	$47,599	$(10,568)	-22.2%	$111,883	$102,614	$9,269	9.0%
Retail	11,753	14,898	(3,145)	-21.1%	17,179	29,065	(11,886)	-40.9%
Unallocated corporate expenses	(8,082)	(13,592)	5,510	-40.5%	(24,220)	(27,031)	2,811	-10.4%

Total	$40,702	$48,905	$(8,203)	-16.8%	$104,842	$104,648	$194	0.2%

Total Calvin Klein products	$28,639	$45,305	$(16,666)	-36.8%	$90,062	$96,142	$(6,080)	-6.3%

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Operating income was $40.7 million (8.9% of net revenues) for the Three Months Ended July 4, 2009 compared to $48.9 million (9.7% of net revenues) for the Three Months Ended July 5, 2008. Included in operating income for the Three Months Ended July 4, 2009 are pension expense of $0.6 million and restructuring charges of $1.5 million, primarily related to employee severance costs. Included in operating income for the Three Months Ended July 5, 2008 are pension income of $0.3 million and restructuring charges of $6.0 million, primarily related to contract termination, employee severance and other costs. Operating income for the Three Months Ended July 4, 2009 includes a decrease of $7.7 million related to the adverse effects of fluctuations in exchange rates of foreign currencies.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Operating income was $104.8 million (10.5% of net revenues) for the Six Months Ended July 4, 2009 compared to $104.6 million (9.8% of net revenues) for the Six Months Ended July 5, 2008. Included in operating income for the Six Months Ended July 4, 2009 are pension expense of $1.1 million and restructuring charges of $10.0 million. Included in operating income for the Six Months Ended July 5, 2008 are pension income of $0.6 million and restructuring charges of $26.3 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Operating income for the Six Months Ended July 4, 2009 includes a decrease of $24.4 million related to the adverse effects of fluctuations in exchange rates of foreign currencies. In addition, operating income for the Six Months Ended July 5, 2008 was favorably affected by the additional week of operations.
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 4,	Brand Net	Ended July 5,	Brand Net	Ended July 4,	Brand Net	Ended July 5,	Brand Net
	2009 (c)	Revenues	2008 (c)	Revenues	2009 (c)	Revenues	2008 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$5,527	4.7%	$13,134	9.3%	$37,207	12.4%	$27,848	8.3%
Chaps	4,672	10.9%	5,790	13.6%	9,292	11.6%	8,588	10.5%

Sportswear wholesale	10,199	6.4%	18,924	10.3%	46,499	12.2%	36,436	8.7%
Sportswear retail	3,392	5.3%	4,116	6.3%	5,413	4.4%	8,683	6.6%

Sportswear Group (a) (b)	$13,591	6.1%	$23,040	9.2%	$51,912	10.3%	$45,119	8.2%

(a)	Includes restructuring charges of $0.3 million for the Three Months Ended July 4, 2009, primarily related to the reduction in the Company’s workforce, $4.4 million for the Three Months Ended July 5, 2008, primarily related to contract termination and employee termination costs and other costs, $3.4 million for the Six Months Ended July 4, 2009, primarily related to the reduction in workforce and consolidation of the Company’s European operations and $23.1 million for the Six Months Ended July 5, 2008 primarily related to the Collection License Company Charge of $18.5 million related to the transfer of the Collection License Company to PVH as well as contract termination and employee termination costs.

(b)	Includes approximately $1.0 million and $0.6 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $2.0 million and $2.2 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 4,	Ended July 5,	Ended July 4,	Ended July 5,
	2009	2008	2009	2008
	(in thousands of dollars)
Calvin Klein Jeans	$3,077	$3,250	$6,300	$6,497
Chaps	1,815	2,116	3,621	4,231

Sportswear wholesale	4,892	5,366	9,921	10,728
Sportswear retail	185	87	187	182

Sportswear Group	$5,077	$5,453	$10,108	$10,910

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Sportswear Group operating income decreased $9.4 million, or 41.0%, primarily reflecting decreases of $7.6 million, $1.1 million and $0.7 million in the Calvin Klein Jeans wholesale, Chaps and Calvin Klein Jeans retail businesses, respectively. The decrease in Sportswear operating income primarily reflects a $19.5 million decrease in gross profit, partially offset by a $10.1 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 0.4%. The decrease in SG&A expenses primarily reflects a $4.1 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements), the effects of foreign currency fluctuations, savings as a result of cost cutting initiatives, partially offset by increases in Europe and Asia due to store openings.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Sportswear Group operating income increased $6.8 million, or 15.1%, primarily reflecting increases of $9.4 million and $0.7 million in the Calvin Klein Jeans wholesale and Chaps businesses, partially offset by a decrease of $3.3 million in the Calvin Klein Jeans retail business. The increase in Sportswear operating income primarily reflects a $36.1 million decrease in gross profit, more than offset by a $42.9 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 5.1%. The decrease in SG&A expenses primarily reflects a $19.9 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements), the effects of foreign currency fluctuations, savings as a result of cost cutting initiatives, partially offset by increases in Europe and Asia due to store openings and the benefit of an extra twenty-seventh week in 2008.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 4,	Brand Net	Ended July 5,	Brand Net	Ended July 4,	Brand Net	Ended July 5,	Brand Net
	2009 (a)	Revenues	2008 (a)	Revenues	2009 (a)	Revenues	2008 (a)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$13,864	17.6%	$18,556	19.8%	$37,770	21.5%	$37,522	20.5%
Core Intimates	6,189	14.2%	4,513	10.2%	8,413	10.9%	9,238	10.7%

Intimate Apparel wholesale	20,053	16.4%	23,069	16.7%	46,183	18.3%	46,760	17.3%
Calvin Klein Underwear retail	6,968	19.4%	8,730	25.5%	10,240	15.1%	17,324	24.9%

Intimate Apparel Group	$27,021	17.1%	$31,799	18.5%	$56,423	17.6%	$64,084	18.9%

(a)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 4,	Ended July 5,	Ended July 4,	Ended July 5,
	2009	2008	2009	2008
	(in thousands of dollars)

Calvin Klein Underwear	$2,323	$2,655	$4,615	$5,307
Core Intimates	1,398	1,776	2,759	3,554

Intimate Apparel wholesale	3,721	4,431	7,374	8,861
Calvin Klein Underwear retail	88	—	174	—

Intimate Apparel Group	$3,809	$4,431	$7,548	$8,861

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Intimate Apparel Group operating income for the Three Months Ended July 4, 2009 decreased $4.8 million, or 15.0%, over the prior year reflecting a $4.7 million decrease in Calvin Klein Underwear wholesale and a $1.8 million decrease in Calvin Klein Underwear retail, partially offset by an increase of $1.7 million in Core Intimates. The decrease in Intimate Apparel operating income primarily reflects a $12.7 million decrease in gross profit, partially offset by a $7.9 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 2.4%. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs and the effects of fluctuations in foreign currencies.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Intimate Apparel Group operating income for the Six Months Ended July 4, 2009 decreased $7.7 million, or 12.0%, over the prior year reflecting a $7.1 million decrease in Calvin Klein Underwear retail and a $0.8 million decrease in Core Intimates, partially offset by a $0.2 million increase in Calvin Klein Underwear wholesale. The decrease in Intimate Apparel operating income primarily reflects a $19.9 million decrease in gross profit, partially offset by a $12.2 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 2.0%. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs, the benefit of an extra twenty-seventh week in 2008 and the effects of fluctuations in foreign currencies.
Swimwear Group
Swimwear Group operating income (loss) was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 4,	Brand Net	Ended July 5,	Brand Net	Ended July 4,	Brand Net	Ended July 5,	Brand Net
	2009 (a)	Revenues	2008 (a)	Revenues	2009 (a)	Revenues	2008 (a)	Revenues
	(in thousands of dollars)
Speedo	$8,923	14.5%	$5,645	8.3%	$20,690	14.2%	$15,450	10.3%
Calvin Klein	(2,144)	-34.5%	(39)	-0.6%	(1,489)	-9.3%	3,968	18.2%

Swimwear wholesale	6,779	10.0%	5,606	7.5%	19,201	11.9%	19,418	11.3%
Swimwear retail (b)	1,393	22.2%	2,052	29.1%	1,526	17.7%	3,058	29.9%

Swimwear Group	$8,172	11.0%	$7,658	9.4%	$20,727	12.2%	$22,476	12.3%

(a)	Includes $3.3 million and $0.8 million for the Three Months Ended July 4, 2009 and July 5, 2008 and $0.9 million and $0.8 million for the Six Months Ended July 4, 2009 and July 5, 2008, respectively, related to Calvin Klein retail swimwear.

(b)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 4,	Ended July 5,	Ended July 4,	Ended July 5,
	2009	2008	2009	2008
	(in thousands of dollars)
Speedo	$2,439	$3,711	$4,848	$7,421
Calvin Klein	60	113	116	227

Swimwear wholesale	2,499	3,824	4,964	7,648
Swimwear retail	150	—	300	—

Swimwear Group	$2,649	$3,824	$5,264	$7,648

Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Swimwear Group operating income for the Three Months Ended July 4, 2009 increased $0.5 million, or 6.7%, reflecting a $3.3 million increase in Speedo wholesale, a $2.1 million decrease in Calvin Klein wholesale and a decline of $0.7 million in Swimwear retail. Operating income for the Three Months Ended July 4, 2009 and the Three Months ended July 5, 2008 includes restructuring expenses of $0.8 million and $0.1 million, respectively, primarily related to the reduction in the Company’s workforce in January 2009 as well as the rationalization of the Swimwear Group warehouse and distribution function in California. The increase in Swimwear operating income primarily reflects a $3.5 million decrease in gross profit, more than offset by a $4.0 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 2.7%. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Swimwear Group operating income for the Six Months Ended July 4, 2009 decreased $1.7 million, or 7.8%, reflecting a $5.4 million decrease in Calvin Klein wholesale and a decline of $1.5 million in Swimwear retail, partially offset by a $5.2 million increase in Speedo wholesale. Operating income for the Six Months Ended July 4, 2009 and the Six Months ended July 5, 2008 includes restructuring expenses of $2.4 million and $1.1 million, respectively, primarily related to the reduction in the Company’s workforce in January 2009 as well as the rationalization of the Swimwear Group warehouse and distribution function in California. The decrease in Swimwear operating income primarily reflects an $8.3 million decrease in gross profit, partially offset by a $6.6 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 2.1%. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs and the benefit of the twenty-seventh week of operations in the Six Months Ended July 5, 2008.
Other Loss (Income)
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Loss of $2.8 million for the Three Months Ended July 4, 2009 primarily reflects $3.6 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements) and net gains of $0.8 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Income of $1.2 million for the Three Months Ended July 5, 2008 primarily reflects net income of $0.2 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency and a $1.0 million gain related to foreign currency exchange contracts designed as economic hedges.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Loss of $2.4 million for the Six Months Ended July 4, 2009 primarily reflects $4.4 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements) and net gains of $2.0 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Loss of $4.3 million for the Six Months Ended July 5, 2008 primarily reflects net losses of $0.9 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $0.2 million loss related to foreign currency exchange contracts designed as economic hedges, and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million.
Interest Expense
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Interest expense decreased $1.3 million to $5.8 million for the Three Months Ended July 4, 2009 from $7.1 million for the Three Months Ended July 5, 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, and to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable. Those decreases were partially offset by an increase in interest on balances of the New Credit Agreements, which were entered into in August 2008. In addition, income on the Company’s interest rate swaps decreased $1.6 million.

Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Interest expense decreased $4.6 million to $11.9 million for the Six Months Ended July 4, 2009 from $16.5 million for the Six Months Ended July 5, 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, and to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable. Those decreases were partially offset by an increase in interest on balances of the New Credit Agreements, which were entered into in August 2008. In addition, income on the Company’s interest rate swaps decreased $1.4 million.
Interest Income
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Interest income decreased $0.3 million to $0.4 million for the Three Months Ended July 4, 2009 from $0.7 million for the Three Months Ended July 5, 2008. The decrease in interest income was due primarily to a decrease in interest earned on higher outstanding cash balances at lower interest rates.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Interest income decreased $0.8 million to $0.8 million for the Six Months Ended July 4, 2009 from $1.6 million for the Six Months Ended July 5, 2008. The decrease in interest income was due primarily to a decrease in interest earned on higher outstanding cash balances at lower interest rates.
Income Taxes
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
The effective tax rates for the Three Months Ended July 4, 2009 and July 5, 2008 were 40.6% and 39.1% respectively. The higher effective tax rate for the Three Months Ended July 4, 2009 primarily relates to a non-cash tax charge in the U.S., recorded during the Three Months Ended July 4, 2009, of approximately $2.5 million in order to correct an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income in connection with the Company’s bankruptcy proceedings in 2003 (see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008). In addition, there was a shift in earnings from lower to higher tax jurisdictions included in the effective tax rate for the Three Months Ended July 4, 2009.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
The effective tax rates for the Six Months Ended July 4, 2009 and July 5, 2008 were 36.5% and 60.5% respectively. The lower effective tax rate for the Six Months Ended July 4, 2009 primarily relates to a non-cash tax charge of approximately $19.0 million associated with the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008) recorded during the Six Months Ended July 5, 2008, partially offset, during the Six Months Ended July 4, 2009, by a shift in earnings from lower to higher tax jurisdictions and a non-cash tax charge of approximately $2.5 million in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income in connection with the Company’s bankruptcy proceedings in 2003.
Discontinued Operations
Three Months Ended July 4, 2009 compared to Three Months Ended July 5, 2008
Loss from discontinued operations, net of taxes, was $0.6 million for the Three Months Ended July 4, 2009 compared to a loss of $7.1 million for the Three Months Ended July 5, 2008. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Six Months Ended July 4, 2009 compared to Six Months Ended July 5, 2008
Loss from discontinued operations, net of taxes, was $1.6 million for the Six Months Ended July 4, 2009 compared to income of $3.6 million for the Six Months Ended July 5, 2008. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Capital Resources and Liquidity
Financing Arrangements
Senior Notes
On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Inc.). In June 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market. The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of July 4, 2009, January 3, 2009 and July 5, 2008.
The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the financial covenants of the Senior Notes as of July 4, 2009, January 3, 2009 and July 5, 2008.
Interest Rate Swap Agreements
On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay a variable rate of interest based upon six month LIBOR plus 4.11% (5.33% at July 4, 2009). On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a premium of $1.479 million, which will be amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature).
On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provided that the Company would receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34%. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a premium of $739,500, which will be amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature).
As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 7.77% as of July 4, 2009, 7.77% as of January 3, 2009 and 8.15% as of July 5, 2008.
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

	July 4,	January 3,	July 5,
	2009	2009	2008
	(in thousands of dollars)
Unrealized gain:
2003 Swap Agreement	$1,508	$1,972	$301
2004 Swap Agreement	—	932	(50)

Net unrealized gain	$1,508	$2,904	$251

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
The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at July 4, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.31% at July 4, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.00% at July 4, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.06% at July 4, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
The New Credit Agreement contains events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the lenders and issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of July 4, 2009 and January 3, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
As of July 4, 2009, the Company had approximately $0.1 million in loans and approximately $62.1 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $186.2 million of availability (including $42.0 million of available cash) under the New Credit Agreement. As of July 4, 2009, there was $8.6 million in loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $17.9 million.
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
Euro-Denominated CKJEA Notes Payable and Other
The total CKJEA notes payable of $48.4 million at July 4, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of July 4, 2009, January 3, 2009 and July 5, 2008, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 2.39%, 4.50% and 5.67%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 4, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1.6 million with an interest rate of 4.7% per annum and $3.8 million with an interest rate of 8.84% per annum at July 4, 2009 and January 3, 2009, respectively.
Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Six Months Ended July 4, 2009, there was a decrease in net revenues of 7.2 % compared to the Six Months Ended July 5, 2008 (see Results of Operations — Net Revenues, above). The decline in net revenues was primarily due to the negative effect of fluctuations in foreign currency exchange rates of certain currencies where the Company conducts its business (principally the Euro, Korean Won, Canadian Dollar and Mexican Peso). A decline in future net revenue could have a material negative impact on the ability of the Company to conduct its operations at current levels.

The Company believes that, at July 4, 2009, cash on hand, cash available under its New Credit Agreements (see Capital Resources and Liquidity — Financing Arrangements, above) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 20 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures, for the next 12 months.
In connection with the consolidation of its European operations during the Six Months Ended July 4, 2009, the Company entered into a 15-year lease for a distribution center in the Netherlands. The Company expects to occupy the distribution center by February 2010 and to make capital improvements of approximately $10 million from November 2009 through the first quarter of 2010. The Company has also committed to leasing over 100,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of up to $20 million during Fiscal 2009.
During the Six Months Ended July 4, 2009, the Company reduced its workforce in order to align its cost structure to match the downturn in the global economy and turmoil in the financial markets. The Company made $5.8 million in cash severance payments to employees and expects to pay an additional $1.8 million during the remainder of Fiscal 2009. The Company also paid $1.2 million related to restructuring and other exit activities, including consolidation of its European operations and contract termination costs. The Company expects to incur further restructuring expenses of approximately $1.4 million in connection with the consolidation of its European operations through 2010.
During the Six Months Ended July 4, 2009, some of the Company’s foreign subsidiaries, with functional currencies other than the U.S. dollar (primarily the Euro, Korean Won, Canadian Dollar or Mexican Peso), made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. The cash flows of those subsidiaries were, therefore, negatively impacted by the strengthening of the U.S. dollar in relation to those foreign currencies. In order to minimize foreign currency exchange risk of those transactions, the Company uses derivative financial instruments, including foreign currency exchange forward contracts and zero cost collars (option contracts). The Company also uses interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates in order to reduce cash outflows (see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk and Note 11 to Notes to Consolidated Financial Statements).
The Company carries its derivative financial instruments at fair value, in accordance with SFAS 157, on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At July 4, 2009, the Company’s hedging programs included $41.3 million of future inventory purchases, $19.7 million of future minimum royalty and advertising payments and $69.7 million of intercompany loans and amounts denominated in non-functional currencies, primarily the U.S. dollar.
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

As of July 4, 2009, the Company had working capital of $559.0 million, cash and cash equivalents of $177.6 million, and short-term debt of $58.8 million. The Company’s total debt was $221.9 million, consisting of $163.1 million of the Senior Notes (including unrealized gain on the interest rate swap of $1.5 million and premium of $0.7 million on the 2004 swap), $0.1 million under the New Credit Agreement, $8.6 million under the New Canadian Credit Agreement, $48.4 million of the CKJEA short-term notes payable and $1.7 million of other outstanding debt. The Company repaid $44.1 million of the Senior Notes in March 2008 from the proceeds of the sale of the Lejaby business during the Six Months Ended July 5, 2008. As of July 4, 2009, under the New Credit Agreement, the Company had approximately $0.1 million in loans and approximately $62.1 million in letters of credit outstanding, leaving approximately $186.2 million of availability (including $42.0 million of available cash), and, under the New Canadian Credit Agreement, approximately $8.6 million of loans and no letters of credit, leaving approximately $17.9 million of availability. With the exception of the Company’s foreign short-term notes payable, the Company is not required to make any principal payments under its debt facilities prior to June 15, 2013.
The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The turmoil in the credit markets has resulted in a decrease in the ability of banks to lend. The Company continues to monitor the creditworthiness of the syndicated banks.
During the Three Months Ended April 4, 2009, the Company was able to borrow funds under the New Credit Agreement, net of repayments, of $52.8 million for seasonal cash flow requirements. The Company repaid those borrowings by the end of the second quarter of Fiscal 2009. As of July 4, 2009, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were first applicable to the Company’s domestic defined benefit pension plan in Fiscal 2008. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During the Six Months Ended July 4, 2009, the Company contributed $9.5 million to the domestic pension plan. Fiscal 2009 domestic plan contributions of $11.4 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2009 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.
Accounts receivable increased $29.5 million to $281.4 million at July 4, 2009 from $251.9 million at January 3, 2009, reflecting a $0.6 million increase in the Sportswear Group (due primarily to seasonality of sales in the domestic and overseas Calvin Klein Jeans business offset by a reduction in reserves), an $11.6 million increase in the Intimate Apparel Group (due primarily to increased collection time despite decreased sales in the domestic and overseas businesses) and a $17.3 million increase in the Swimwear Group (reflecting the seasonal shipment of swimwear products and increased collection time). The balance of accounts receivable at July 4, 2009 includes a decrease of $24.5 million due to the adverse effects of foreign currency fluctuations relative to the U.S. dollar in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso).
Accounts receivable decreased $29.5 million to $281.4 million at July 4, 2009 from $310.9 million at July 5, 2008. The balance at July 5, 2008 includes approximately $0.3 million related to operations discontinued during the year ended July 4, 2009. Excluding these discontinued operations, accounts receivable decreased $29.2 million primarily reflecting the effects of fluctuations in foreign currency exchange rates.

Inventories decreased $34.7 million to $291.6 million at July 4, 2009 from $326.3 million at January 3, 2009, reflecting an $11.4 million decrease in the Sportswear Group (due primarily to the Company’s initiative to reduce inventory in light of the downturn in the economy), a $4.4 million increase in the Intimate Apparel Group (due to increased customer demand) and an $18.9 million decrease in the Swimwear Group (due to the seasonality of sales of the swimwear products and the Company’s initiative to reduce inventory). The balance of inventories at July 4, 2009 includes a decrease of $27.2 million due to the adverse effects of foreign currency fluctuations relative to the U.S. dollar in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso).
Inventories decreased $24.8 million to $291.6 million at July 4, 2009 from $316.4 million at July 5, 2008. The balance at July 5, 2008 includes approximately $0.9 million related to operations discontinued during the year ended July 4, 2009. Excluding these discontinued operations, inventory decreased $23.9 million primarily related to fluctuations in foreign currency exchange rates.
Share Repurchase Program
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years beginning from the date the program was approved. During the Six Months Ended July 4, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
Repurchased shares are held in treasury pending use for general corporate purposes.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Six Months Ended July 4, 2009 and July 5, 2008:

	Six Months Ended
	July 4, 2009	July 5, 2008
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$70,439	$56,421
Discontinued operations	3,624	(17,881)
Net cash (used in) investing activities:
Continuing operations	(20,672)	(20,613)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(23,598)	(57,931)
Discontinued operations	—	—
Translation adjustments	213	2,602

Increase (decrease) in cash and cash equivalents	$30,006	$(37,402)

For the Six Months Ended July 4, 2009, cash provided by operating activities from continuing operations was $70.4 million compared to $56.4 million in the Six Months Ended July 5, 2008. The $14.0 million increase in cash provided was due to a $19.1 million increase in net income offset by the changes to non-cash charges and working capital. Working capital changes for the Six Months Ended July 4, 2009 included cash outflows of $25.3 million related to accounts receivable (due to timing of sales and payments) and $52.9 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $32.1 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy), $18.7 million related to accrued income taxes and $2.0 million related to prepaid expenses and other assets. Working capital changes for the Six Months Ended July 5, 2008 included cash outflows of $40.0 million related to accounts receivable, $17.6 million related to prepaid expenses and other assets, and $0.3 million related to accounts payable and accrued expenses, which were partially offset by cash inflows of $3.5 million related to inventory and $32.4 million related to accrued income taxes (including an accrual during the Six Months Ended July 5, 2008 of approximately $19.0 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital). The Company experienced a $1.7 million decrease in non-cash charges in the Six Months Ended July 4, 2009 compared to the Six Months Ended July 5, 2008 primarily reflecting decreases in foreign exchange gains, depreciation and amortization, inventory write-downs (primarily related to the Company’s Swimwear group), amortization of deferred charges and loss on repurchase of Senior Notes and refinancing of revolving credit facility in 2008 and an increase in loss from discontinued operations in 2009.

For the Six Months Ended July 4, 2009, cash used in investing activities from continuing operations was $20.7 million, mainly attributable to purchases of property, plant and equipment. For the Six Months Ended July 5, 2008, cash used in investing activities from continuing operations was $20.6 million, mainly attributable to purchases of property, plant and equipment of $19.6 million and cash used for business acquisitions of $29.1 million, mainly related to acquisition of intangible assets related to new licenses acquired from PVH on January 30, 2008 and the acquisition of a business which operates 11 retail stores in China (see Note 3 to Notes to the Consolidated Condensed Financial Statements). Those amounts were partially offset by a net amount of $27.9 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements).
Net cash used in financing activities for the Six Months Ended July 4, 2009 was $23.6 million, which primarily reflects a decrease of $18.7 million related to short-term notes payable, a decrease of $4.1 million due to repayment of amounts borrowed under the New Credit Agreements and a decrease of $1.4 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by an increase of $0.7 million of cash received upon the cancellation of the 2004 Swap (see Note 14 to notes to Consolidated Condensed Financial Statements). For the Six Months Ended July 5, 2008, net cash used in financing activities was $57.9 million, attributable mainly to the repurchase of $46.2 million of Senior Notes, decrease in short-term notes payable of $25.1 million, repurchase of treasury stock of $4.3 million and repayments of the Term B note of $1.4 million. Those amounts were partially offset by $19.1 million from the exercise of employee stock options.
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of July 4, 2009 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Six Months Ended July 4, 2009 (see Note 20 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2008 for a description of those obligations and commitments outstanding as of January 3, 2009.
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
During the first quarter of Fiscal 2009, the turmoil in the credit markets caused a decline in the fair value of the debt and equity securities and other investments held by the pension plan’s investment portfolio. During the second quarter of Fiscal 2009, the fair value of those investments has begun to increase. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Condensed Statement of Operations through pension expense and in the Company’s Consolidated Condensed Balance Sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $100.6 million at January 3, 2009. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $10.1 million for Fiscal 2008. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first half of Fiscal 2009, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.0 million in pension expense (decrease/increase in pension income) for Fiscal 2009.

Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at July 4, 2009, on its 2003 Swap Agreement with notional amount totaling $50.0 million, on $0.1 million under the New Credit Agreement and $8.6 million under the New Canadian Credit Agreement and, at July 5, 2008, on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $106.0 million of loans outstanding under the Term B Note. There was no exposure on the revolving credit facility under the Amended and Restated Credit Agreement since the balance at July 5, 2008 was zero. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements (the 2004 Swap Agreement was called by the issuer in June 2009), a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.1 million for the Six Months ended July 4, 2009 and $0.3 million for the Six Months Ended July 5, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.2 million and a negligible effect under the revolving credit facility in the Six Months Ended July 5, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreement and New Canadian Credit Agreement would each have had negligible unfavorable effects in the Six Months Ended July 4, 2009 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements and Note 14 of Notes to Consolidated Condensed Financial Statements.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note11 of Notes to the Consolidated Condensed Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant negative impact on the Company’s earnings during the first half of Fiscal 2009 compared to the same period in Fiscal 2008. The negative impact during the first half of Fiscal 2009 is due to strengthening of the U.S. dollar against foreign currencies of the Company’s Canadian, Mexican, Central and South American, European and Asian operations. These operations accounted for approximately 49.5% of the Company’s total net revenues for the Six Months Ended July 4, 2009. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $105.1 million for Six Months Ended July 4, 2009. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $10.5 million for Six Months Ended July 4, 2009.
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

The following table summarizes the effect on earnings for the Six Months Ended July 4, 2009 of a hypothetical 10% increase in the contractual exchange rate or strike price of the Company’s foreign currency exchange contracts and zero-cost collar option contracts:

				Weighted	Effect of Hypothetical
				Average	10% Increase in Contractual
		Foreign		Contractual	Exchange Rate or Strike Price
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	$10,000	1.340	$(1,000)
Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	9,652	1.369	(965)
Foreign exchange contracts	Purchases of inventory	Euro/USD	6,125	1.522	(612)
Foreign exchange contracts	Purchases of inventory	Euro/USD	2,285	1.348	(229)
Foreign exchange contracts	Purchases of inventory	KRW/USD	7,717	1,309	(772)
Foreign exchange contracts	Purchases of inventory	CAD/USD	19,124	1.2239	(1,912)
Foreign exchange contracts	Purchases of inventory	MXN/USD	2,226	16.1710	(223)
Foreign exchange contracts	Intercompany sales of inventory	Euro/GBP	3,840	0.876	(630)
Zero-cost collars	Intercompany loans	Euro/CAD	7,228	1.5783	1,058
Zero-cost collars	Intercompany loans	USD/CAD	7,500	1.2175	860
Zero-cost collars	Intercompany payables	Euro/USD	35,000	1.3471	2,624
Zero-cost collars	Intercompany payables	KRW/USD	20,000	1,361	(2,197)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended July 4, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.
Item 1A. Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2008, filed with the SEC on March 2, 2009 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended July 4, 2009, except as noted below.
Our income tax obligations may increase due to recently proposed changes in U.S. tax law.
In May 2009, President Obama’s administration proposed significant changes to tax laws regarding U.S. companies with international operations, including changes that would reduce or eliminate the deferral of U.S. income tax on future un-repatriated earnings of foreign subsidiaries, the limitation on U.S. tax deductions for expenses related to un-repatriated earnings and modifications to the U.S. “check the box” rules. We consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside of the U.S. and thus have not provided for U.S. federal and state income taxes or foreign withholdings taxes that may result on future remittances. There can be no assurance regarding the ultimate impact if the proposals are enacted into law or what, if any, changes may be made to such proposals prior to their enactment. However, future changes in U.S. tax laws and the interpretation or enforcement thereof could have a significant adverse impact on our effective tax rate and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years from the date the program was approved. During the Six Months Ended July 4, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
An aggregate of 71,637 shares included below as repurchased during the Six Months Ended July 4, 2009 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.

The following table summarizes repurchases of the Company’s common stock during the Six Months Ended July 4, 2009.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

January 4, 2009 – January 31, 2009	—	$—	—	1,490,131

February 1, 2009 – February 28, 2009	24,292	$21.65	—	1,490,131

March 1, 2009 – April 4, 2009	43,963	$17.42	—	1,490,131

April 5, 2009 – May 2, 2009	1,898	$28.69	—	1,490,131

May 3, 2009 – May 30, 2009	897	$26.99	—	1,490,131

June 1, 2009 – July 4, 2009	587	$33.43	—	1,490,131
The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on May 13, 2009. There were present in person or by proxy, holders of 40,944,237 shares of Common Stock, or 89.43% of all votes eligible for the meeting.
The following directors were elected to serve for a term of one year:

	For	Against	Abstain
David A. Bell	40,774,101	168,208	1,930
Robert A. Bowman	40,488,018	454,290	1,930
Richard Karl Goeltz	34,544,610	6,397,697	1,930
Joseph R. Gromek	40,786,080	156,428	1,730
Sheila A. Hopkins	40,782,189	160,066	1,981
Charles R. Perrin	40,780,601	161,711	1,930
Nancy A. Reardon	40,782,079	160,236	1,923
Donald L. Seeley	40,790,103	152,203	1,930
Cheryl Nido Turpin	34,889,296	6,053,017	1,923
The proposal for the Amendment and Restatement of the Warnaco Group, Inc. 2005 Stock Incentive Plan was approved. The votes were 33,903,762 For; 4,996,955 Against; and 9,508 Abstentions.
The proposal for Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2010 was ratified. The votes were 40,573,297 For; 366,759 Against; and 4,181 Abstentions.
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

10.1
Amended and Restated Letter Agreement, dated as of May 11, 2009, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski.(incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc. Form 10-Q filed on May 12, 2009)*

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

THE WARNACO GROUP, INC.
Date: August 12, 2009	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: August 12, 2009	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

32
Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)