Form 10-Q
period 2009-10-03
WARNACO GROUP INC /DE/
filed 2009-11-04
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 30, 2009 is as follows: 45,517,137

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009

PAGE
NUMBER

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of October 3, 2009, January 3, 2009 and October 4, 2008	1

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 3, 2009 and for the Three and Nine Months Ended October 4, 2008	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended October 3, 2009 and for the Nine Months Ended October 4, 2008	3

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 3, 2009 and for the Nine Months Ended October 4, 2008	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	61

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	64

SIGNATURES	65

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	October 3,	January 3,	October 4,
	2009	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$229,330	$147,627	$122,904
Accounts receivable, net of reserves of $79,497, $87,375 and $82,492 as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively	326,431	251,886	326,560
Inventories	281,186	326,297	315,648
Assets of discontinued operations	2,762	6,279	7,537
Prepaid expenses and other current assets (including deferred income taxes of $66,739, $65,050, and $78,924 as of October 3, 2009, January 3, 2009, and October 4, 2008, respectively)	156,698	156,777	166,487

Total current assets	996,407	888,866	939,136

Property, plant and equipment, net	119,436	109,563	108,773
Other assets:
Licenses, trademarks and other intangible assets, net	293,486	282,656	286,897
Goodwill	106,044	100,136	98,278
Other assets (including deferred income taxes of $36,867, $76,196, and $71,830 as of October 3, 2009, January 3, 2009, and October 4, 2008, respectively)	73,996	114,872	112,553

Total assets	$1,589,369	$1,496,093	$1,545,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$45,956	$79,888	$85,331
Accounts payable	130,394	146,030	130,871
Accrued liabilities	186,729	168,892	173,550
Liabilities of discontinued operations	12,111	12,055	13,809
Accrued income taxes payable (including deferred income taxes of $1,395 $1,406 and $1,996 as of October 3, 2009, January 3, 2009, and October 4, 2008, respectively)	14,933	7,447	30,133

Total current liabilities	390,123	414,312	433,694

Long-term debt	162,976	163,794	162,456
Other long-term liabilities (including deferred income taxes of $53,212, $51,192, and $59,169 as of October 3, 2009, January 3, 2009, and October 4, 2008, respectively)	119,586	129,246	112,040
Commitments and contingencies
Stockholders’ equity:
Warnaco Group, Inc. stockholders’ equity:
Preferred stock (See Note 15)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,454,270, 50,122,614 and 50,108,061 issued as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively	505	501	501
Additional paid-in capital	645,590	631,891	627,563
Accumulated other comprehensive income	42,036	12,841	34,043
Retained earnings	351,302	268,016	284,346
Treasury stock, at cost 4,938,079, 4,865,401 and 3,917,147 shares as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively	(126,989)	(125,562)	(109,564)

Total Warnaco Group, Inc. stockholders’ equity	912,444	787,687	836,889

Noncontrolling interest	4,240	1,054	558

Total stockholders’ equity	916,684	788,741	837,447

Total liabilities and stockholders’ equity	$1,589,369	$1,496,093	$1,545,637

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Net revenues	$520,905	$547,626	$1,514,180	$1,617,571
Cost of goods sold	292,083	292,988	871,074	884,634

Gross profit	228,822	254,638	643,106	732,937
Selling, general and administrative expenses	165,720	204,444	469,325	572,996
Amortization of intangible assets	2,278	2,409	6,556	7,383
Pension expense (income)	566	(203)	1,697	(785)

Operating income	60,258	47,988	165,528	153,343
Other loss (income)	761	(1,196)	3,156	3,062
Interest expense	5,899	6,853	17,767	23,329
Interest income	(196)	(909)	(1,020)	(2,513)

Income from continuing operations before provision for income taxes and noncontrolling interest	53,794	43,240	145,625	129,465
Provision for income taxes	21,246	13,465	54,677	65,347

Income from continuing operations before noncontrolling interest	32,548	29,775	90,948	64,118
Income (loss) from discontinued operations, net of taxes	(1,562)	(2,897)	(3,461)	192

Net income	30,986	26,878	87,487	64,310
Less: Net income attributable to the noncontrolling interest	(1,330)	(367)	(2,500)	(726)

Net income attributable to Warnaco Group, Inc.	$29,656	$26,511	$84,987	$63,584

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$31,218	$29,408	$88,448	$63,392
Discontinued operations, net of tax	(1,562)	(2,897)	(3,461)	192

Net income	$29,656	$26,511	$84,987	$63,584

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.68	$0.63	$1.93	$1.38
Income (loss) from discontinued operations	(0.04)	(0.06)	(0.08)	0.01

Net income	$0.64	$0.57	$1.85	$1.39

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.66	$0.62	$1.90	$1.34
Income (loss) from discontinued operations	(0.03)	(0.06)	(0.07)	—

Net income	$0.63	$0.56	$1.83	$1.34

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	45,451,366	45,875,657	45,388,159	45,253,013

Diluted	46,419,729	47,112,635	46,009,417	46,759,628

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at December 29, 2007	$482	$587,099	$69,583	$220,762	$(105,030)	$—	$—	772,896
Comprehensive income:
Net income				63,584		726	64,310	64,310
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(35,619)			(115)	(35,734)	(35,734)
Change in post retirement plans			66				66	66
Loss on cash flow hedges			(133)				(133)	(133)
Other			146				146	146

Other comprehensive income						(115)	(35,655)	(35,655)

Comprehensive income						611	$28,655	28,655

Effect of consolidation of noncontrolling interest						(53)		(53)
Stock issued in connection with stock compensation plans	19	29,134						29,153
Compensation expense in connection with employee stock compensation plans		11,330						11,330
Purchase of treasury stock related to stock compensation plans					(4,534)			(4,534)

Balance at October 4, 2008	$501	$627,563	$34,043	$284,346	$(109,564)	$558		$837,447

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				84,987		2,500	87,487	87,487
Other comprehensive income, net of tax:
Foreign currency translation adjustments			30,460			670	31,130	31,130
Change in post retirement plans			123				123	123
Loss on cash flow hedges			(1,374)				(1,374)	(1,374)
Other			(14)			16	2	2

Other comprehensive income						686	29,881	29,881

Comprehensive income						3,186	$117,368	117,368

Correction of adjustment to initially adopt FASB ASC 740-10 (FIN 48)				(1,701)				(1,701)
Stock issued in connection with stock compensation plans	4	2,396						2,400
Compensation expense in connection with employee stock compensation plans		11,303						11,303
Purchase of treasury stock related to stock compensation plans					(1,427)			(1,427)

Balance at October 3, 2009	$505	$645,590	$42,036	$351,302	$(126,989)	$4,240		$916,684

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	October 3,	October 4,
	2009	2008
Cash flows from operating activities:
Net income	$87,487	$64,310
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange (gain) loss	(4,557)	16,053
(Income) loss from discontinued operations	3,461	(192)
Depreciation and amortization	32,508	35,067
Stock compensation	10,653	11,032
Amortization of deferred financing costs	1,258	2,212
Provision for trade and other bad debts	4,014	4,178
Inventory writedown	17,150	15,959
Loss on repurchase of Senior Notes/ refinancing of debt facilities	—	5,329
Other	(571)	(364)
Changes in operating assets and liabilities:
Accounts receivable	(63,355)	(79,072)
Inventories	39,321	(19,700)
Prepaid expenses and other assets	5,757	(30,256)
Accounts payable, accrued expenses and other liabilities	(19,799)	34,447
Accrued income taxes	32,426	37,396

Net cash provided by operating activities from continuing operations	145,753	96,399
Net cash provided by (used in) operating activities from discontinued operations	2,110	(25,526)

Net cash provided by operating activities	147,863	70,873

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	360	331
Purchases of property, plant & equipment	(31,124)	(31,114)
Proceeds from the sale of businesses	—	27,469
Business acquisitions, net of cash acquired	(2,475)	(2,356)
Purchase of intangible assets	—	(26,727)

Net cash (used in) investing activities from continuing operations	(33,239)	(32,397)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(33,239)	(32,397)

Cash flows from financing activities:
Payment of deferred financing costs	(516)	(3,591)
Repayments of Term B Note	—	(107,300)
Repurchase of Senior Notes due 2013	—	(46,185)
Premium on cancellation of interest rate swap	2,218	—
Change in short-term notes payable	(26,492)	2,546
Repayments under revolving credit facility	(11,788)	30,227
Proceeds from the exercise of employee stock options	2,400	28,495
Purchase of treasury stock	(1,427)	(4,534)

Net cash (used in) financing activities from continuing operations	(35,605)	(100,342)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(35,605)	(100,342)

Effect of foreign exchange rate changes on cash and cash equivalents	2,684	(7,148)

Increase (Decrease) in cash and cash equivalents	81,703	(69,014)
Cash and cash equivalents at beginning of period	147,627	191,918

Cash and cash equivalents at end of period	$229,330	$122,904

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
Note 2—Basis of Consolidation and Presentation
The consolidated condensed financial statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A. All inter-company accounts and transactions have been eliminated in consolidation.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from July 5, 2009 to October 3, 2009 (the “Three Months Ended October 3, 2009”) and the period from July 6, 2008 to October 4, 2008 (the “Three Months Ended October 4, 2008”) each contained thirteen weeks of operations. The period from January 4, 2009 to October 3, 2009 (the “Nine Months Ended October 3, 2009”) and the period from December 30, 2007 to October 4, 2008 (the “Nine Months Ended October 4, 2008”) contained thirty-nine weeks and forty weeks of operations, respectively.
Reclassifications: Prior period items on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations. In addition, certain prior period items, related to the presentation and disclosure of noncontrolling interests, on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Balance Sheets have been reclassified. Basic and diluted earnings per share data have also been recalculated to give effect to participating securities, which are required to be included in the computation of both basic and diluted earnings per share (see Note 17 to Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock-Based Compensation: 7,250 and 621,100 stock options were granted during the Three and Nine Months Ended October 3, 2009, respectively, and 42,900 and 460,300 stock options were granted during the Three and Nine Months Ended October 4, 2008, respectively. The fair values of stock options granted during the Three and Nine Months Ended October 3, 2009 and the Three and Nine Months Ended October 4, 2008 were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Weighted average risk free rate of return (a)	1.88%	3.03%	1.84%	3.19%
Dividend yield (b)	—	—	—	—
Expected volatility of the market price of the Company’s common stock	59.3%	36.1%	59.3%	36.1%
Expected option life	3.72 years	6 years	3.72 years	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last five fiscal years.
During Fiscal 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for options granted during the Nine Months Ended October 3, 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 3.72 years for the Three Months and Nine Months Ended October 3, 2009). Historical data will be used for stock options granted in all future periods.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Stock-based compensation expense before income taxes:
Stock options	$1,567	$1,413	$4,186	$4,077
Restricted stock grants	2,393	2,572	6,467	7,262

Total (a)	3,960	3,985	10,653	11,339

Income tax benefit:
Stock options	535	493	1,436	1,423
Restricted stock grants	821	404	2,031	1,140

Total	1,356	897	3,467	2,563

Stock-based compensation expense after income taxes:
Stock options	1,032	920	2,750	2,654
Restricted stock grants	1,572	2,168	4,436	6,122

Total	$2,604	$3,088	$7,186	$8,776

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
Included in income from continuing operations before provision for income taxes and noncontrolling interest	$3,960	$3,985	$10,653	$11,032
Included in income from discontinued operations, net of income taxes	—	—	—	307

	$3,960	$3,985	$10,653	$11,339

Subsequent Events: The Company has evaluated events and transactions through November 4, 2009 for potential recognition or disclosure in the Consolidated Condensed Financial Statements.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on business combinations. The updated accounting guidance retains the underlying concepts of the previous guidance in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting but the updated accounting guidance changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. The updated accounting guidance was effective for the Company from January 4, 2009 on a prospective basis for all business combinations for which the acquisition date was on or after that date, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies such that adjustments made to valuation allowances on deferred taxes and to acquired tax contingencies, such as uncertain tax positions associated with acquisitions that closed prior to January 4, 2009 will be recognized in earnings rather than as an adjustment to goodwill. The Company expects that in the event it enters into a business combination or adjusts its valuation allowances subsequent to January 4, 2009, this guidance may have a material impact on its financial position, results of operations and cash flows.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In December 2007, the FASB issued updated accounting guidance related to noncontrolling interests in consolidated financial statements which establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which would have given rise to goodwill. This guidance was effective for the Company from January 4, 2009 on a prospective basis for all fiscal years, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which are applied retrospectively. The Company changed the presentation of noncontrolling interest (formerly called minority interests) in its Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Operations for all periods presented. Although the adoption the provisions contained in the updated accounting guidance affects certain performance and equity ratios, its adoption did not have a material effect on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
In March 2008, the FASB issued updated accounting guidance related to disclosures about derivative instruments and hedging activities. The updated accounting guidance requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows and was effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009. The Company has presented the expanded disclosures in Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3. Qualitative and Quantitative Disclosures About Market Risk — Foreign Exchange Risk.
In June 2008, the FASB issued updated accounting guidance related to the determination of whether instruments granted in share-based payment transactions are participating securities. The updated accounting guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of both basic and diluted earnings per share pursuant to the two-class method. The updated accounting guidance was effective for the Company’s financial statements issued for fiscal years beginning January 4, 2009, and interim periods within those years. All prior-period earnings per share data presented are required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with its provisions. The adoption of this guidance by the Company did not have a material effect on the calculation of either basic or diluted earnings per share for any period presented, although shares of restricted stock, which are deemed to be participating securities, were included in those calculations for all periods presented.
On December 30, 2008, the FASB issued updated accounting guidance related to employers’ disclosures about postretirement benefit plan assets which is intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The updated accounting guidance requires additional disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the FASB guidance related to fair value measurements. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under the guidance related to fair value measurements). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company will provide the enhanced disclosures required by this updated accounting guidance in its Form 10-K for the year ending January 2, 2010 (Fiscal 2009).
In April 2009, the FASB issued updated accounting guidance related to interim disclosures about fair value of financial instruments to require disclosures about fair value and the related carrying amount of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The updated accounting guidance also requires disclosure about the method(s) and significant assumptions used to estimate the fair value of financial instruments and was effective for interim and annual periods ending after June 15, 2009. Disclosures are required only on a prospective basis. The Company has presented the required disclosures in Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements.
In June 2009, the FASB issued an Accounting Standards Codification (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This guidance establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by those entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The SEC Sections in the Codification are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. All guidance contained in the Codification carries an equal level of authority. Following the issuance of this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to the Codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There were no changes to the accounting principles used to prepare the Company’s financial statements as a result of the adoption of the ASC.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
No other new accounting pronouncement issued or effective during the Nine Months Ended October 3, 2009 had or is expected to have a material impact on the Consolidated Condensed Financial Statements.
Note 3—Acquisitions
Businesses in Chile and Peru: On June 10, 2009, the Company acquired from Fashion Company S.A. (formerly Clemente Eblen S.A.) and Battery S.A. (collectively, “Eblen”), for cash consideration of $2,475, businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company by Eblen of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru. The Company acquired these businesses in order to increase its presence in South America.
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
The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company had entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories. During the Nine Months Ended October 5, 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and Calvin Klein Golf license and recorded a restructuring charge (included in selling, general and administrative expenses) of $18,535 (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH. During the Three Months Ended October 3, 2009, the Company decided to discontinue its Calvin Klein Golf business (see Note 4 to Notes to Consolidated Condensed Financial Statements).
Retail Stores in China: Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2,524.
Note 4—Discontinued Operations
During the Three Months Ended October 3, 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified, as available for sale its, Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the Three Months Ended October 3, 2009, the Company wrote off the carrying value of the Golf license of $792. In addition, the Company reclassified, as discontinued operations, net revenues of $155 and expenses of $353 for the Nine Months Ended October 3, 2009 in connection with the shut down of the Golf business. The Company’s Collection business had operated as a distributor of Calvin Klein Collection merchandise at retail locations in Korea both before and subsequent to the transfer of the Collection License Company to PVH. During the Three Months Ended October 3, 2009, the Company reclassified, as discontinued operations, net revenues of $1,399 and expenses of $1,925 for the Nine Months Ended October 3, 2009 in connection with the shut down of the Collection business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In addition, as disclosed in its Annual Report on Form 10-K for Fiscal 2008, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods and the Golf and Collection businesses are as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Net revenues	$469	$1,353	$1,564	$43,281

Loss before income tax benefit	$(1,576)	$(3,379)	$(3,577)	$(4,147)
Income tax benefit	(14)	(482)	(116)	(4,339)

Income (loss) from discontinued operations	$(1,562)	$(2,897)	$(3,461)	$192

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	October 3,	January 3,	October 4,
	2009	2009	2008

Accounts receivable, net	$273	$5,396	$6,227
Inventories	2,262	23	357
Prepaid expenses and other current assets	176	778	588
Deferred Tax Asset — Current	—	82	40
Property, plant and equipment, net	51	—	325

Assets of discontinued operations	$2,762	$6,279	$7,537

Accounts payable	$370	$356	$947
Accrued liabilities	9,776	9,735	10,360
Deferred Tax Liabilities	—	104	104
Accrued Income tax payable	—	—	147
Other	1,965	1,860	2,251

Liabilities of discontinued operations	$12,111	$12,055	$13,809

Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Nine Months Ended October 3, 2009, the Company incurred restructuring charges and other exit costs of $908 and $10,953, respectively, primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($276 and $6,379, respectively); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($434 and $1,230, respectively) ; and (iii) other exit activities, including contract termination costs, legal and other costs ($198 and $3,344, respectively).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
During the Three and Nine Months Ended October 4, 2008, the Company incurred restructuring charges and other exit costs of $4,418 and $30,735, respectively, primarily related to (i) the Collection License Company Charge (zero and $18,535, respectively); (ii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group ($1,065 and $2,179 respectively); (iii) the rationalization and consolidation of the Company’s European operations ($102 and $721, respectively), and (iv) contract termination charges, employee termination costs and legal and other costs associated with various other exit activities ($3,251 and $9,300, respectively).
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 3, 2009 and Three and Nine Months Ended October 4, 2008, as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
Cost of goods sold	$34	$281	$1,718	$1,121
Selling, general and administrative expenses	874	4,137	9,235	29,614

	$908	$4,418	$10,953	$30,735

Cash portion of restructuring items	$851	$4,418	$10,896	$29,296
Non-cash portion of restructuring items	57	—	57	1,439
Changes in liabilities related to restructuring expenses and other exit costs for the Nine Months Ended October 3, 2009 are summarized below:

Total

Balance at January 3, 2009	$5,925
Charges for the Nine Months Ended October 3, 2009	10,896
Cash reductions for the Nine Months Ended October 3, 2009	(9,127)
Non-cash changes and foreign currency effects	224

Balance at October 3, 2009 (a)	$7,918

(a)	Includes approximately $6,361 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $1,557 recorded in other long term liabilities which amounts are expected to be settled over the next five years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of October 3, 2009, the Sportswear Group operated 458 Calvin Klein retail stores worldwide (consisting of 48 full price free-standing stores, 35 outlet free standing stores, 374 shop-in-shop/concession stores and one on-line store). As of October 3, 2009, there were also 405 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein , Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of October 3, 2009, the Intimate Apparel Group operated: 585 Calvin Klein retail stores worldwide (consisting of 64 free-standing stores, 64 outlet free-standing stores and 456 shop-in-shop/concession stores and one on-line store). As of October 3, 2009, there were also 247 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

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
Information by business group is set forth below:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Group Total	Corporate / Other	Total

Three Months Ended October 3, 2009
Net revenues	$312,942	$177,773	$30,190	$520,905	$—	$520,905
Operating income (loss) (a)	48,534	32,049	(7,430)	73,153	(12,895)	60,258
Depreciation and amortization	6,384	3,537	493	10,414	818	11,232
Restructuring expense	531	488	(122)	897	11	908
Capital expenditures	3,924	6,343	156	10,423	1,414	11,837

Three Months Ended October 4, 2008
Net revenues	$316,269	$199,724	$31,633	$547,626	$—	$547,626
Operating income (loss)	40,042	34,434	(10,232)	64,244	(16,256)	47,988
Depreciation and amortization	8,992	2,994	600	12,586	237	12,823
Restructuring expense	3,149	204	1,064	4,417	1	4,418
Capital expenditures	4,074	5,963	485	10,522	1,592	12,114

Nine Months Ended October 3, 2009
Net revenues	$815,552	$498,263	$200,365	$1,514,180	$—	$1,514,180
Operating income (loss) (a)	100,874	88,472	13,297	202,643	(37,115)	165,528
Depreciation and amortization	19,362	9,165	1,679	30,206	2,302	32,508
Restructuring expense	3,917	3,400	2,311	9,628	1,325	10,953
Capital expenditures	13,448	15,564	549	29,561	3,696	33,257

Nine Months Ended October 4, 2008
Net revenues	$864,766	$538,968	$213,837	$1,617,571	$—	$1,617,571
Operating income (loss)	85,868	98,518	12,244	196,630	(43,287)	153,343
Depreciation and amortization	23,305	8,662	1,701	33,668	1,399	35,067
Restructuring expense	26,246	898	2,179	29,323	1,412	30,735
Capital expenditures	9,524	12,324	617	22,465	5,876	28,341

Balance Sheet
Total Assets:
October 3, 2009	$883,863	$359,768	$106,965	$1,350,596	$238,773	$1,589,369
January 3, 2009	801,038	304,724	147,685	1,253,447	242,646	1,496,093
October 4, 2008	862,899	326,468	111,929	1,301,296	244,341	1,545,637
Property, Plant and Equipment:
October 3, 2009	$30,827	$43,754	$3,762	$78,343	$41,093	$119,436
January 3, 2009	26,525	33,921	4,091	64,537	45,026	109,563
October 4, 2008	22,338	29,432	4,226	55,996	52,777	108,773

(a)	Reflects a charge of $3,552 recorded during the Three Months Ended October 3, 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of the Federation Internationale de Natation’s ruling during the Three Months Ended October 3, 2009 which banned the use of these types of suits in competitive swim events.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses.
The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Unallocated corporate expenses	$10,687	$13,459	$28,745	$38,725
Foreign exchange losses (gains)	813	2,762	3,046	2,536
Pension expense (income)	566	(203)	1,697	(785)
Restructuring expense	11	1	1,325	1,412
Depreciation and amortization of corporate assets	818	237	2,302	1,399

Corporate/other expenses	$12,895	$16,256	$37,115	$43,287

A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and noncontrolling interest is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Operating income by operating groups	$73,153	$64,244	$202,643	$196,630
Corporate/other items	(12,895)	(16,256)	(37,115)	(43,287)

Operating income	60,258	47,988	165,528	153,343
Other (income) loss	761	(1,196)	3,156	3,062
Interest expense	5,899	6,853	17,767	23,329
Interest income	(196)	(909)	(1,020)	(2,513)

Income from continuing operations before provision for income taxes and noncontrolling interest	$53,794	$43,240	$145,625	$129,465

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	October 3,		October 4,
	2009	%	2008	%
Net revenues:
United States	$210,146	40.3%	$233,938	42.7%
Europe	166,584	32.0%	166,412	30.4%
Asia	85,994	16.5%	88,735	16.2%
Canada	25,796	5.0%	27,765	5.1%
Mexico, Central and South America	32,385	6.2%	30,776	5.6%

	$520,905	100.0%	$547,626	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended
	October 3,		October 4,
	2009	%	2008	%
	In thousands of dollars
Net revenues:
United States	$712,210	47.0%	$745,436	46.0%
Europe	407,573	27.0%	458,368	28.3%
Asia	238,387	15.7%	246,091	15.3%
Canada	75,719	5.0%	85,514	5.3%
Mexico, Central and South America	80,291	5.3%	82,162	5.1%

	$1,514,180	100.0%	$1,617,571	100.0%

Information about Major Customers: For the Three Months and Nine Months Ended October 3, 2009 and October 4, 2008, no one customer accounted for 10% or more of the Company’s net revenues.
Note 7—Income Taxes
The effective tax rates for the Three Months Ended October 3, 2009 and October 4, 2008 were 39.5% and 31.1% respectively. The higher effective tax rate for the Three Months Ended October 3, 2009 primarily reflects the inclusion of approximately $6,000 of tax benefits recorded during the Three Months Ended October 4, 2008 and a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Three Months Ended October 3, 2009. The above-mentioned tax benefits recorded during the Three Months Ended October 4, 2008 of approximately $6,000 primarily consist of a $3,400 benefit associated with the impact of purchase price adjustments on the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008) and a $2,600 benefit recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2006.
The effective tax rates for the Nine Months Ended October 3, 2009 and October 4, 2008 were 37.5% and 50.5% respectively. The lower effective tax rate for the Nine Months Ended October 3, 2009 primarily relates to a non-cash tax charge of approximately $15,500 recorded during the Nine Months Ended October 4, 2008 associated with the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008), partially offset by a non-cash tax charge of approximately $2,500 in the U.S. recorded during the Nine Months Ended October 4, 2009 and a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Nine Months Ended October 3, 2009. The non-cash tax charge of approximately $2,500 recorded during the Nine Months Ended October 3, 2009 related to the correction of an error in the 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.
In addition to the correction made related to the non-cash tax charge of approximately $2,500 discussed above, the Company also corrected certain of its assets recorded in fresh start accounting resulting in a total reduction of $11,913 in non-current deferred tax assets (part of the “Other assets” line item on the Company’s Consolidated Condensed Balance Sheet), an increase of $7,342 in Licenses, trademarks and other intangible assets, a reduction of $1,700 in Retained earnings related to the correction of the adjustment to initially adopt FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), codified in FASB Accounting Standards Codification under topic 740-10 (“ASC 740-10”) and a $371 charge to income (loss) from discontinued operations. The errors were non-cash in nature and did not affect cash flows from operating, investing or financing activities in the current or any prior period. The Company determined that the errors were not material to any previously issued financial statements.
The Company applies the provisions of FASB ASC 740-10 (FIN 48) to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Nine Months Ended October 3, 2009 the Company reduced its deferred tax assets related to tax benefits associated with uncertain tax positions by approximately $3,000. The decrease is primarily due to the effect of the error corrections discussed above resulting in a reduction in non-current deferred tax assets of $6,400, partially offset by increases related to the finalization of income tax examinations in foreign taxing jurisdictions. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
While the Company remains under audit in various taxing jurisdictions, it is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accruals for uncertain tax positions may increase between $5,500 and $6,500, as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.
Note 8—Employee Benefit and Retirement Plans
Defined Benefit Pension Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). Participants in the Pension Plan did not earn any additional pension benefits after December 31, 2002. The Company also sponsors a defined benefit plan for certain of its United Kingdom employees (the “U.K. Plan”). The U.K. Plan was not considered to be material for any period presented. These pension plans are noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.
Each quarter the Company recognizes interest cost of the Pension Plan’s projected benefit obligation offset by the expected return on Pension Plan assets. The Company records pension expense as the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) less changes in the Pension Plan’s projected benefit obligation (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its Statement of Operations in each period.
The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Nine Months Ended October 3, 2009, the actual rate of return on the Pension Plan’s assets has been a gain of approximately 14.4%. However, based upon historical results, the Company has been using an assumed rate of return of 8% (gain) per year on Pension Plan assets to estimate pension income/expense on an interim basis.
The fair value of the Pension Plan’s assets, before contributions, was approximately $107,100 at October 3, 2009 compared to $100,587 at January 3, 2009. The fair value of the Pension Plan’s assets reflects an $8,600 increase from their assumed value of approximately $98,500, net of benefits paid but before contributions, at October 3, 2009.
The Company will record any changes in the fair value of the Pension Plan’s assets as Pension Plan income/expense in the fourth quarter of Fiscal 2009. Assuming that the fair value of the investment portfolio continues to maintain its increase in value, similar to that at October 3, 2009, in light of the actual 14.4% increase in the fair value of the Company’s pension plan investment portfolio to $107,100 at October 3, 2009, the Company could recognize $7,100 of pension income for the year ending January 2, 2010. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for Fiscal 2009.
During the Nine Months Ended October 3, 2009, the Company made contributions of $9,700 to the Pension Plan, which increased the fair value of the Pension Plan’s assets, net of benefits paid, to approximately $116,800 at October 3, 2009. The Company’s contributions to the Pension Plan are expected to be $10,500 in total for Fiscal 2009.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table includes only the Pension Plan. The U.K. Plan was not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Service cost	$—	$—	$39	$5
Interest cost	2,549	2,472	52	81
Expected return on plan assets	(2,012)	(2,763)	—	—
Amortization of actuarial loss (gain)	—	—	(41)	(22)

Net benefit (income) cost (a)	$537	$(291)	$50	$64

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Service cost	$—	$—	$117	$127
Interest cost	7,647	7,421	156	242
Expected return on plan assets	(6,036)	(8,294)	—	—
Amortization of actuarial loss (gain)	—	—	(123)	(66)

Net benefit (income) cost (a)	$1,611	$(873)	$150	$303

(a)	Pension Plan net benefit (income) cost does not include (income) costs related to the U.K. Plan of $29 and $86 for the Three Months and Nine Months Ended October 3, 2009 and $88 and $88 for the Three Months and Nine Months Ended October 4, 2008.
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $2,632, $1,563 and $1,647 as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $671, $400 and $405 as of October 3, 2009, January 3, 2009 and October 4, 2008, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Net income	$30,986	$26,878	$87,487	$64,310
Other comprehensive (loss) income:
Foreign currency translation adjustments	21,264	(61,261)	31,130	(35,734)
Change in fair value of cash flow hedges	(802)	(8)	(1,374)	(133)
Change in actuarial gains (losses), net related to post retirement medical plans	40	22	123	66
Other	(25)	(5)	2	146

Total Comprehensive income	51,463	(34,374)	117,368	28,655
Less: Comprehensive income attributable to noncontrolling interest	(1,656)	(233)	(3,186)	(611)

Comprehensive income (loss) attributable to Warnaco Group Inc.	$49,807	$(34,607)	$114,182	$28,044

The components of accumulated other comprehensive income as of October 3, 2009, January 3, 2009 and October 4, 2008 are summarized below:

	October 3,	January 3,	October 4,
	2009	2009	2008

Foreign currency translation adjustments (a)	$43,658	$13,198	$34,991
Actuarial gains (losses), net related to post retirement medical plans	94	(29)	(727)
Loss on cash flow hedges	(1,702)	(328)	(133)
Other	(14)	—	(88)

Total accumulated other comprehensive income	$42,036	$12,841	$34,043

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that more than 65% of the Company’s assets are based outside of the U.S. The increase of $8,667 in foreign currency translation adjustments at October 3, 2009 compared to October 4, 2008 reflects the increase in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won and Mexican Peso) relative to the U.S. dollar.
Note 10—Fair Value Measurement
The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily relate to derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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
Valuation Techniques
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
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of October 3, 2009:

	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$649	$—

Liabilities
Foreign currency exchange contracts	$—	$6,353	$—
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s Senior Notes and Short-term Revolving Credit Facilities are also reported at carrying value.
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
Short-term Revolving Credit Facilities: The carrying amount of the New Credit Agreements, CKJEA revolving credit facilities and other short-term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.
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
Interest rate Swaps: The fair value of the interest rate swaps as of January 3, 2009 and October 4, 2008 was based upon the costs to terminate the contracts. As of October 3, 2009 the Company had no outstanding interest rate swaps.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The carrying amounts and fair values of the Company’s financial instruments at October 3, 2009 are as follows:

		October 3, 2009
	Balance Sheet	Carrying	Fair
	Location	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$326,431	$326,431
Open foreign currency exchange contracts	Prepaid expenses and other current assets	649	649

Liabilities:
Accounts payable	Accounts payable	$130,394	$130,394
Short-term revolving credit facilities	Short-term debt	45,956	45,956
Letters of credit		—	53,517
Open foreign currency exchange contracts	Accrued liabilities	6,353	6,353
Senior Notes	Long-term debt	160,890	165,314
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
A number of international financial institutions are counterparties to the Company’s outstanding letters of credit, zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
During the Nine Months Ended October 3, 2009, one of the Company’s European subsidiaries and one of the Company’s Canadian subsidiaries entered into foreign exchange forward contracts which were designed to satisfy certain U.S. dollar denominated purchases of inventory. As of October 3, 2009, the Company’s Korean and European subsidiaries also continued their hedging programs from Fiscal 2008 with foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period, or payment of 100% of the minimum royalty and advertising expenses, respectively. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.
During the Nine Months Ended October 3, 2009, Warnaco entered into foreign currency forward contracts on behalf of one of its Mexican subsidiaries. In addition, as of October 3, 2009, the hedging programs also continued from Fiscal 2008 in which Warnaco has entered into foreign currency exchange contracts, including, zero-cost collars, on behalf of certain of its European, Korean and Canadian subsidiaries. These forward contracts were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany purchases from a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. All of these foregoing foreign exchange contracts were accounted for as economic hedges, with gains and losses recognized directly in Other loss (income) or Selling, general and administrative expense in the Statement of Operations in the period in which they are incurred. In addition, one European subsidiary continued its hedging program of forward contracts related to purchases of inventory, which did not qualify as a cash flow hedge, and was accounted for as an economic hedge. See also Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk in this Quarterly Report on Form 10-Q for further details.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the Company’s derivative instruments as of October 3, 2009:

		Asset Derivatives		Liability Derivatives
		As of October 3, 2009		As of October 3, 2009
		Balance Sheet		Balance Sheet
	Type (a)	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	Accrued liabilities	$(1,389)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$649	Accrued liabilities	$(4,964)

Total derivatives			$649		$(6,353)

(a)	CF = cash flow hedge
The following table summarizes the effect of the Company’s derivative instruments on the Consolidated Condensed Statement of Operations for the Three and Nine Months Ended October 3, 2009:

		Amount of Gain (Loss)			Amount of Gain (Loss) Reclassified		Location of	Amount of Gain (Loss)
		Recognized in OCI on Derivatives		Location of Gain	from Accumulated OCI into		Gain (Loss)	Recognized in Income on
		(Effective Portion)		(Loss) Reclassified	Income (Effective Portion)		Recognized in	Derivative (Ineffective Portion)
		Three Months	Nine Months	From	Three Months	Nine Months	Income on	Three Months	Nine Months
		Ended	Ended	Accumulated OCI	Ended	Ended	Derivative	Ended	Ended
Derivatives in FASB ASC 815-20	Nature of Hedged	October 3,	October 3,	into Income	October 3,	October 3,	(Ineffective	October 3,	October 3,
Cash Flow Hedging Relationships	Transaction	2009	2009	(Effective Portion)	2009	2009	Portion) (c)	2009	2009

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(492)	$(599)	cost of goods sold	$(192)	$(122)	other loss/income	$(10)	$(16)

Foreign exchange contracts	Purchases of inventory (b)	(961)	(1,451)	cost of goods sold	(459)	(554)	other loss/income	(10)	(21)

Total		$(1,453)	$(2,050)		$(651)	$(676)		$(20)	$(37)

(a)	At October 3, 2009, the amount hedged was $9,768; contracts expire June 2010.

(b)	At October 3, 2009, the amount hedged was $19,918 ; contracts expire February 2011.

(c)	No amounts were excluded from effectiveness testing

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

						Amount of Gain (Loss)
						Recognized in Income on
					Location of Gain	Derivative
			Amount		(Loss)	Three Months	Nine Months
Derivatives not designated as			Hedged		Recognized in	Ended	Ended
hedging instruments under FASB	Nature of Hedged		October 3,		Income on	October 3,	October 3,
ASC 815-20	Transaction	Instrument	2009	Maturity Date	Derivative	2009	2009

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$13,303	November 2009 – August 2010	other loss/income	$(693)	$(3,253)
Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	10,996	December 2010	other loss/income	789	91
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	July 2010	other loss/income	(364)	(874)

Foreign exchange contracts	Intercompany loans	Zero-cost collars	7,759	April 2010	other loss/income	(160)	255

Foreign exchange contracts	Intercompany payables	Zero-cost collars	36,000	October 2009 – June 2010	other loss/income	(245)	(29)

Foreign exchange contracts	Intercompany payables	Zero-cost collars	14,000	October 2009 – May 2010	selling, general and administrative	746	2,306

Total						$73	$(1,504)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Euro, Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries and the Euro, entered into by a European subsidiary.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Nine Months Ended October 3, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative losses recognized	(2,087)
Amount amortized to earnings	713

Balance October 3, 2009	$(1,702)

During the twelve months following October 3, 2009, the net amount of losses that were reported in Other Comprehensive Income (“OCI”) at that date that are estimated to be amortized into earnings is $1,608. During the Nine Months Ended October 3, 2009, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	October 3,	January 3,	October 4,
	2009	2009	2008

Finished goods	$278,671	$322,095	$312,952
Raw materials	2,515	4,202	2,696

	$281,186	$326,297	$315,648

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of October 3, 2009, January 3, 2009 and October 4, 2008 and the activity in the intangible asset accounts for the Nine Months Ended October 3, 2009:

	October 3, 2009			January 3, 2009			October 4, 2008
	Gross Carrying	Accumulated		Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$294,281	$42,240	$252,041	$281,800	$36,894	$244,906	$283,998	$35,236	$248,762
Other	16,627	7,939	8,688	16,204	6,729	9,475	16,140	6,280	9,860

	310,908	50,179	260,729	298,004	43,623	254,381	300,138	41,516	258,622

Indefinite-lived intangible assets:
Trademarks	22,530	—	22,530	19,366	—	19,366	19,366	—	19,366
Licenses in perpetuity	10,227	—	10,227	8,909	—	8,909	8,909	—	8,909

	32,757	—	32,757	28,275	—	28,275	28,275	—	28,275

Intangible Assets	$343,665	$50,179	$293,486	$326,279	$43,623	$282,656	$328,413	$41,516	$286,897

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at January 3, 2009	$19,366	$8,909	$244,906	$9,475	$282,656
Recapture of tax basis (a)	3,164	1,318	2,860		7,342
Write-off of Calvin Klein Golf license (b)			(792)		(792)
Amortization expense	—	—	(5,346)	(1,210)	(6,556)
Translation adjustments	—	—	10,413	423	10,836

Balance at October 3, 2009	$22,530	$10,227	$252,041	$8,688	$293,486

(a)	Relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. See Note 7 to Notes to Consolidated Condensed Financial Statements.

(b)	Represents amount reclassified to assets of discontinued operations and subsequently written off to Income (loss) from discontinued operations, net of taxes. See Note 4 to Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2010	$9,292
2011	8,648
2012	8,454
2013	8,354
2014	7,681
The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 3, 2009:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136
Adjustment:
Translation adjustments	5,177	33		$5,210
Other (a)		698		698

Goodwill balance at October 3, 2009	$104,295	$1,107	$642	$106,044

(a)	Relates to the acquisition of businesses in Chile and Peru (see Note 3 to Notes to Consolidated Condensed Financial Statements).
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
During the Nine Months Ended October 3, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets, except for the write-off of the Calvin Klein Golf license (see Note 4 to Notes to Consolidated Condensed Financial Statements).
Note 14—Debt
Debt was as follows:

	October 3,	January 3,	October 4,
	2009	2009	2008
Short-term debt:
CKJEA notes payable and other	$45,750	$67,893	$55,104
Revolving credit facilities	206	11,995	30,227

	45,956	79,888	85,331

Long-term debt:
8 7/8% Senior Notes due 2013	160,890	160,890	160,890
Unrealized gain on swap agreements	—	2,904	1,566
Debt premium on 2003 and 2004 swaps	2,086	—	—

	162,976	163,794	162,456

Total Debt	$208,932	$243,682	$247,787

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Senior Notes
During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statement of Operations. The aggregate principal amount outstanding under the Senior Notes was $160,890 as of October 3, 2009, January 3, 2009 and October 4, 2008.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”). In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479. Both debt premiums are being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature). During the Three Months and Nine Months Ended October 3, 2009, $125 and $133, respectively, were amortized. The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the 2003 Swap Agreement, the 2004 Swap Agreement and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of October 3, 2009, 7.77% as of January 3, 2009 and 8.15% as of October 4, 2008.
The fair values of the Company’s interest rate swap agreements reflect the termination premium or termination discount that the Company would have realized if such swaps had been terminated on the valuation dates. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement matched the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair values of the swaps did not have any effect on the Company’s results of operations but were recorded in the Company’s Consolidated Balance Sheets. Unrealized gains on the interest rate swap agreements were included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the interest rate swap agreements were included as a component of long-term debt with a corresponding decrease in the Hedged Debt.
As of October 3, 2009, the Company had no outstanding interest rate swap agreements. The table below summarizes the unrealized gain of the Company’s swap agreements at January 3, 2009 and October 4, 2008:

	January 3,	October 4,
	2009	2008
Unrealized gain:
2003 Swap Agreement	$1,972	$1,140
2004 Swap Agreement	932	426

Net unrealized gain	$2,904	$1,566

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
The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at October 3, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.03% at October 3, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.00% at October 3, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.05% at October 3, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of October 3, 2009, the Company had approximately $206 in loans and approximately $53,517 in letters of credit outstanding under the New Credit Agreement, leaving approximately $215,632 of availability (including $69,086 of available cash) under the New Credit Agreement. As of October 3, 2009, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $24,357. As of October 3, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
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
Euro-Denominated CKJEA Notes Payable and Other
The total CKJEA notes payable of $44,056 at October 3, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 1.85% as of October 3, 2009, 4.50% as of January 3, 2009 and 5.18% as of October 4, 2008. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 3, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1,691 with an interest rate of 5.96% per annum at October 3, 2009 and $3,785 with an interest rate of 8.84% per annum at January 3, 2009.
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at October 3, 2009, January 3, 2009 and October 4, 2008.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock Incentive Plans
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Nine Months Ended October 3, 2009 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 3, 2009	2,148,812	$25.50
Granted	621,100	26.52
Exercised	(107,367)	22.34
Forfeited / Expired	(43,299)	39.99

Outstanding as of October 3, 2009	2,619,246	$25.74

Options Exercisable as of October 3, 2009	1,641,702	$21.12

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans as of and for the Nine Months Ended October 3, 2009 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 3, 2009	664,956	$34.30
Granted	349,169	25.95
Vested	(216,097)	25.88
Forfeited	(38,562)	37.07

Unvested as of October 3, 2009	759,466	$32.72

Note 16—Supplemental Cash Flow Information

	Nine Months Ended
	October 3,	October 4,
	2009	2008

Cash paid (received) during the period for:
Interest expense	$13,863	$18,795
Interest income	(1,708)	(1,533)
Income taxes, net of refunds received	22,251	27,939
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	5,840	2,218

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities (see Note 2 to Notes to Consolidated Condensed Financial Statements). The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding were 622,013 shares and 600,205 shares for the Three Months Ended October 3, 2009 and the Three Months Ended October 4, 2008, respectively, and 550,946 shares and 592,054 shares, for the Nine Months Ended October 3, 2009 and the Nine Months Ended October 4, 2008, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

	Three Months Ended
	October 3,	October 4,
	2009	2008
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$31,218	$29,408
Less: allocation to participating securities	(421)	(380)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$30,797	$29,028

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(1,562)	$(2,897)
Less: allocation to participating securities	21	37

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(1,541)	$(2,860)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$29,656	$26,511
Less: allocation to participating securities	(400)	(342)

Net income attributable to Warnaco Group, Inc. common shareholders	$29,256	$26,169

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,451,366	45,875,657

Income per common share from continuing operations	$0.68	$0.63
Income per common share from discontinued operations	(0.04)	(0.06)

Net income per common share	$0.64	$0.57

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,451,366	45,875,657
Effect of dilutive securities:
Stock options and restricted stock units	968,363	1,236,978

Weighted average number of shares and share equivalents used in computing income per common share	46,419,729	47,112,635

Income per common share from continuing operations	$0.66	$0.62
Income per common share from discontinued operations	(0.03)	(0.06)

Net income per common share	$0.63	$0.56

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	418,034	434,150

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended
	October 3,	October 4,
	2009	2008
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$88,448	$63,392
Less: allocation to participating securities	(1,061)	(819)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$87,387	$62,573

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(3,461)	$192
Less: allocation to participating securities	42	(2)

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(3,419)	$190

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$84,987	$63,584
Less: allocation to participating securities	(1,019)	(821)

Net income attributable to Warnaco Group, Inc. common shareholders	$83,968	$62,763

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,388,159	45,253,013

Income per common share from continuing operations	$1.93	$1.38
Income per common share from discontinued operations	(0.08)	0.01

Net income per common share	$1.85	$1.39

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,388,159	45,253,013
Effect of dilutive securities:
Stock options and restricted stock units	621,258	1,506,615

Weighted average number of shares and share equivalents used in computing income per common share	46,009,417	46,759,628

Income per common share from continuing operations	$1.90	$1.34
Income per common share from discontinued operations	(0.07)	—

Net income per common share	$1.83	$1.34

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	425,684	442,850

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

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
Note 19—Supplemental Consolidating Condensed Financial Information
The following tables set forth supplemental consolidating condensed financial information as of October 3, 2009, January 3, 2009 and October 4, 2008 and for the Three and Nine Months Ended October 3, 2009 and the Three and Nine Months Ended October 4, 2008 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	October 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$75,915	$(2)	$153,417	$—	$229,330
Accounts receivable, net	—	54,679	61,966	209,786	—	326,431
Inventories	—	60,659	65,016	155,511	—	281,186
Prepaid expenses and other current assets	—	63,459	11,988	81,251	—	156,698
Assets of discontinued operations	—	—	187	2,575	—	2,762

Total current assets	—	254,712	139,155	602,540	—	996,407

Property, plant and equipment, net	—	46,752	5,379	67,305	—	119,436
Investment in subsidiaries	1,150,322	551,617	—	—	(1,701,939)	—
Other assets	—	43,120	53,476	376,930	—	473,526

Total assets	$1,150,322	$896,201	$198,010	$1,046,775	$(1,701,939)	$1,589,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$16	$8,508	$3,587	$—	$12,111
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	76,425	35,760	265,827	—	378,012

Total current liabilities	—	76,441	44,268	269,414	—	390,123

Intercompany accounts	233,638	147,512	(531,748)	150,598	—	—
Long-term debt	—	162,976	—	—	—	162,976
Other long-term liabilities	—	31,210	2,691	85,685	—	119,586
Stockholders’ equity	916,684	478,062	682,799	541,078	(1,701,939)	916,684

Total liabilities and stockholders’ equity	$1,150,322	$896,201	$198,010	$1,046,775	$(1,701,939)	$1,589,369

	January 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$30,771	$(2)	$116,858	$—	$147,627
Accounts receivable, net	—	22,755	57,709	171,422	—	251,886
Inventories	—	67,251	83,205	175,841	—	326,297
Prepaid expenses and other current assets	—	59,586	23,786	73,405	—	156,777
Assets of discontinued operations	—	—	5,381	898	—	6,279

Total current assets	—	180,363	170,079	538,424	—	888,866

Property, plant and equipment, net	—	51,220	6,045	52,298	—	109,563
Investment in subsidiaries	1,036,139	551,617	—	—	(1,587,756)	—
Other assets	—	80,644	51,408	365,612	—	497,664

Total assets	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$7,445	$4,610	$—	$12,055
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	84,286	47,619	270,352	—	402,257

Total current liabilities	—	84,286	55,064	274,962	—	414,312

Intercompany accounts	247,398	97,543	(480,490)	135,549	—	—
Long-term debt	—	163,794	—	—	—	163,794
Other long-term liabilities	—	45,814	2,648	80,784	—	129,246
Stockholders’ equity	788,741	472,407	650,310	465,039	(1,587,756)	788,741

Total liabilities and stockholders’ equity	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,866	$(38)	$120,076	$—	$122,904
Accounts receivable, net	—	—	125,955	200,605	—	326,560
Inventories	—	64,204	73,172	178,272	—	315,648
Prepaid expenses and other current assets	—	76,787	22,848	74,389	—	174,024

Total current assets	—	143,857	221,937	573,342	—	939,136

Property, plant and equipment, net	—	53,125	6,196	49,452	—	108,773
Investment in subsidiaries	1,073,176	551,617	—	—	(1,624,793)	—
Other assets	—	86,430	51,550	359,748	—	497,728

Total assets	$1,073,176	$835,029	$279,683	$982,542	$(1,624,793)	$1,545,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$104,902	$49,985	$278,807	$—	$433,694

Total current liabilities	—	104,902	49,985	278,807	—	433,694

Intercompany accounts	235,729	74,863	(429,008)	118,416	—	—
Long-term debt	—	162,456	—	—	—	162,456
Other long-term liabilities	—	14,404	2,565	95,071	—	112,040
Stockholders’ equity	837,447	478,404	656,141	490,248	(1,624,793)	837,447

Total liabilities and stockholders’ equity	$1,073,176	$835,029	$279,683	$982,542	$(1,624,793)	$1,545,637

	Three Months Ended October 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$116,980	$93,168	$310,757	$—	$520,905
Cost of goods sold	—	74,510	63,567	154,006	—	292,083

Gross profit	—	42,470	29,601	156,751	—	228,822
SG&A expenses (including amortization of intangible assets)	—	33,827	22,547	111,624	—	167,998
Pension expense (income)	—	537	—	29	—	566

Operating income (loss)	—	8,106	7,054	45,098	—	60,258
Equity in income of subsidiaries	(29,656)	—	—	—	29,656	—
Intercompany	—	162	(4,297)	4,135	—	—
Other (income) loss	—	1,310	—	(549)	—	761
Interest (income) expense, net	—	4,427	—	1,276	—	5,703

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	29,656	2,207	11,351	40,236	(29,656)	53,794
Provision (benefit) for income taxes	—	905	4,732	15,609	—	21,246

Income (loss) from continuing operations before noncontrolling interest	29,656	1,302	6,619	24,627	(29,656)	32,548
Income (loss) from discontinued operations, net of income taxes	—	(140)	(683)	(739)	—	(1,562)

Net Income (loss)	29,656	1,162	5,936	23,888	(29,656)	30,986
Less: Net Income (loss) attributable to the noncontrolling interest	—	—	—	(1,330)	—	(1,330)

Net income (loss) attributable to Warnaco Group, Inc.	$29,656	$1,162	$5,936	$22,558	$(29,656)	$29,656

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$29,656	$1,302	$6,619	$23,297	$(29,656)	$31,218
Discontinued operations, net of tax	—	(140)	(683)	(739)	—	(1,562)

Net Income	$29,656	$1,162	$5,936	$22,558	$(29,656)	$29,656

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$125,096	$101,522	$321,008	$—	$547,626
Cost of goods sold	—	79,891	64,324	148,773	—	292,988

Gross profit	—	45,205	37,198	172,235	—	254,638
SG&A expenses (including amortization of intangible assets)	—	42,079	33,072	131,702	—	206,853
Pension expense (income)	—	(291)	—	88	—	(203)

Operating income (loss)	—	3,417	4,126	40,445	—	47,988
Equity in income of subsidiaries	(26,511)	—	—	—	26,511	—
Intercompany	—	(12,001)	(1,557)	13,558	—	—
Other (income) loss	—	(1,341)	—	145	—	(1,196)
Interest (income) expense, net	—	5,667	(1)	278	—	5,944

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	26,511	11,092	5,684	26,464	(26,511)	43,240
Provision (benefit) for income taxes	—	6,837	(785)	7,413	—	13,465

Income (loss) from continuing operations before noncontrolling interest	26,511	4,255	6,469	19,051	(26,511)	29,775
Income (loss) from discontinued operations, net of income taxes	—	13	94	(3,004)	—	(2,897)

Net income (loss)	26,511	4,268	6,563	16,047	(26,511)	26,878
Less: Net income attributable to the noncontrolling interest	—	—	—	(367)	—	(367)

Net income (loss) attributable to Warnaco Group, Inc.	$26,511	$4,268	$6,563	$15,680	$(26,511)	$26,511

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$26,511	$4,255	$6,469	$18,684	$(26,511)	$29,408
Discontinued operations, net of tax	—	13	94	(3,004)	—	(2,897)

Net Income	$26,511	$4,268	$6,563	$15,680	$(26,511)	$26,511

	Nine Months Ended October 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$345,709	$366,504	$801,967	$—	$1,514,180
Cost of goods sold	—	227,172	244,192	399,710	—	871,074

Gross profit	—	118,537	122,312	402,257	—	643,106
SG&A expenses (including amortization of intangible assets)	—	96,160	72,905	306,816	—	475,881
Pension expense (income)	—	1,611	—	86	—	1,697

Operating income (loss)	—	20,766	49,407	95,355	—	165,528
Equity in income of subsidiaries	(84,987)	—	—	—	84,987	—
Intercompany	—	(7,982)	(5,567)	13,549	—	—
Other (income) loss	—	6,607	—	(3,451)	—	3,156
Interest (income) expense, net	—	12,871	1	3,875	—	16,747

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	84,987	9,270	54,973	81,382	(84,987)	145,625
Provision (benefit) for income taxes	—	3,481	20,640	30,556	—	54,677

Income (loss) from continuing operations before noncontrolling interest	84,987	5,789	34,333	50,826	(84,987)	90,948
Income (loss) from discontinued operations, net of income taxes	—	(140)	(1,844)	(1,477)	—	(3,461)

Net Income (loss)	84,987	5,649	32,489	49,349	(84,987)	87,487
Less: Net Income (loss) attributable to the noncontrolling interest	—		—	(2,500)	—	(2,500)

Net income (loss) attributable to Warnaco Group, Inc.	$84,987	$5,649	$32,489	$46,849	$(84,987)	$84,987

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$84,987	$5,789	$34,333	$48,326	$(84,987)	$88,448
Discontinued operations, net of tax	—	(140)	(1,844)	(1,477)	—	(3,461)

Net Income	$84,987	$5,649	$32,489	$46,849	$(84,987)	$84,987

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$347,475	$381,432	$888,664	$—	$1,617,571
Cost of goods sold	—	224,854	251,220	408,560	—	884,634

Gross profit	—	122,621	130,212	480,104	—	732,937
SG&A expenses (including amortization of intangible assets)	—	119,277	91,721	369,381	—	580,379
Pension expense (income)	—	(873)	—	88	—	(785)

Operating income (loss)	—	4,217	38,491	110,635	—	153,343
Equity in income of subsidiaries	(63,584)	—	—	—	63,584	—
Intercompany	—	(15,730)	(4,512)	20,242	—	—
Other (income) loss	—	2,183	(170)	1,049	—	3,062
Interest (income) expense, net	—	19,198	(2)	1,620	—	20,816

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	63,584	(1,434)	43,175	87,724	(63,584)	129,465
Provision (benefit) for income taxes	—	(726)	21,863	44,210	—	65,347

Income (loss) from continuing operations before noncontrolling interest	63,584	(708)	21,312	43,514	(63,584)	64,118
Income (loss) from discontinued operations, net of income taxes	—	(114)	(8,403)	8,709	—	192

Net income (loss)	63,584	(822)	12,909	52,223	(63,584)	64,310
Less: Net income attributable to the noncontrolling interest	—	—	—	(726)	—	(726)

Net income (loss) attributable to Warnaco Group, Inc.	$63,584	$(822)	$12,909	$51,497	$(63,584)	$63,584

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$63,584	$(708)	$21,312	$42,788	$(63,584)	$63,392
Discontinued operations, net of tax	—	(114)	(8,403)	8,709	—	192

Net Income	$63,584	$(822)	$12,909	$51,497	$(63,584)	$63,584

	Nine Months Ended October 3, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(973)	$48,827	$(3,253)	$101,152	$—	$145,753
Net cash provided by (used in) operating activities from discontinued operations	—	(373)	4,241	(1,758)	—	2,110

Net cash provided by (used in) operating activities	(973)	48,454	988	99,394	—	147,863

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	360	—	360
Purchase of property, plant and equipment	—	(5,069)	(988)	(25,067)	—	(31,124)
Business acquisitions, net of cash acquired	—	—	—	(2,475)	—	(2,475)

Net cash used in investing activities from continuing operations	—	(5,069)	(988)	(27,182)	—	(33,239)

Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(5,069)	(988)	(27,182)	—	(33,239)

Cash flows from financing activities:
Premium on cancellation of interest rate swap	—	2,218	—	—	—	2,218
Repayments under revolving credit facility	—	57	—	(11,845)	—	(11,788)
Repurchase of Senior Notes due 2013	—	—	—	—	—	—
Decrease in short-term notes payable	—	—	—	(26,492)	—	(26,492)
Deferred financing	—	(516)	—	—	—	(516)
Proceeds from the exercise of employee stock options	2,400	—	—	—	—	2,400
Purchase of treasury stock	(1,427)	—	—	—	—	(1,427)
Other	—		—	—	—	—

Net cash provided by (used in) financing activities	973	1,759	—	(38,337)	—	(35,605)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2,684	—	2,684
Decrease in cash and cash equivalents	—	45,144	—	36,559	—	81,703
Cash and cash equivalents at beginning of period	—	30,771	(2)	116,858	—	147,627

Cash and cash equivalents at end of period	$—	$75,915	$(2)	$153,417	$—	$229,330

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended October 4, 2008
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(23,961)	$66,377	$13,220	$40,763	$—	$96,399
Net cash provided by (used in) operating activities from discontinued operations	—	(1,709)	(9,707)	(14,110)	—	(25,526)

Net cash provided by (used in) operating activities	(23,961)	64,668	3,513	26,653	—	70,873

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5	—	326	—	331
Purchase of property, plant and equipment	—	(9,105)	(1,318)	(20,691)	—	(31,114)
Proceeds from the sale of business, net	—	—	(2,430)	29,899	—	27,469
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)		(26,727)

Net cash provided by (used in) investing activities from continuing operations	—	(11,127)	(3,748)	(17,522)	—	(32,397)
Net cash used in investing activities from discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(11,127)	(3,748)	(17,522)	—	(32,397)

Cash flows from financing activities:
Repayment of Term B Note	—	(107,300)	—	—	—	(107,300)
Borrowings under revolving credit facility	—	30,227	—	—	—	30,227
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Increase in short-term notes payable	—	—	—	2,546	—	2,546
Proceeds from the exercise of employee stock options	28,495	—	—	—	—	28,495
Purchase of treasury stock	(4,534)	—	—	—	—	(4,534)
Payment of deferred financing costs	—	(3,591)	—	—	—	(3,591)

Net cash provided by (used in) financing activities	23,961	(126,849)	—	2,546	—	(100,342)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(7,148)	—	(7,148)
Increase (decrease) in cash and cash equivalents	—	(73,308)	(235)	4,529	—	(69,014)
Cash and cash equivalents, at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents, at end of period	$—	$2,866	$(38)	$120,076	$—	$122,904

Note 20 — Commitments
Except as set forth below, the contractual obligations and commitments in existence as of October 3, 2009 did not differ materially from those disclosed as of January 3, 2009 in the Company’s Annual Report on Form 10-K for Fiscal 2008.

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total

Operating leases entered into during the Nine Months Ended October 3, 2009 (a)	$8,207	$15,743	$14,056	$11,379	$9,367	$54,131	$112,883
Other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 3, 2009	17,023	2,539	290	901	700	—	$21,453

Total	$25,230	$18,282	$14,346	$12,280	$10,067	$54,131	$134,336

(a)	Includes approximately $33,900 related to a distribution center in the Netherlands through January 2025 (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity, below).
As of October 3, 2009, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3 — Qualitative and Quantitative Disclosures About Market Risk -Foreign Exchange Risk).
As of October 3, 2009, while the Company remains under audit in various taxing jurisdictions, it is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $5,500 and $6,500 (net of potential decreases), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) will contain 52 weeks of operations, while the period from December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained 53 weeks of operations. Additionally, the period from July 5, 2009 to October 3, 2009 (the “Three Months Ended October 3, 2009”) and the period from July 6, 2008 to October 4, 2008 (the “Three Months Ended October 4, 2008”) each contained thirteen weeks of operations. The period from January 4, 2009 to October 3, 2009 (the “Nine Months Ended October 3, 2009”) and the period from December 30, 2007 to October 4, 2008 (the “Nine Months Ended October 4, 2008”) contained thirty-nine weeks and forty weeks of operations, respectively.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of October 3, 2009, the Company operated: (i) 1,043 Calvin Klein retail stores worldwide (consisting of 211 free-standing stores (including 112 full price and 99 outlet stores), 830 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store); and (ii) one Speedo® on-line store. As of October 3, 2009, there were also 652 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
Highlights for the Three and Nine Months Ended October 3, 2009 included:
•	Net revenue decreased $26.7 million, or 4.9%, to $520.9 million for the Three Months Ended October 3, 2009 and decreased $103.4 million, or 6.4%, to $1,514.2 million for the Nine Months Ended October 3, 2009, reflecting decreases of $3.3 million, and $49.2 million, respectively, in the Sportswear Group, $22.0 million and $40.7 million, respectively, in the Intimate Apparel Group and $1.4 million and $13.5 million, respectively, in the Swimwear Group. Net revenues were adversely affected by fluctuations in foreign currency exchange rates (see below). In addition, the Nine Months Ended October 4, 2008 benefitted from one additional week of operating activity as the Nine Months Ended October 3, 2009 contained thirty-nine weeks of operations while the Nine Months Ended October 4, 2008 contained forty weeks of operations. Net revenues related to the extra week of operations during the Nine Months Ended October 4, 2008 were approximately $23.0 million. Net revenues from comparable store sales increased 2% and 3% for the Three and Nine Months Ended October 3, 2009, respectively. Net revenues were favorably affected by the Company’s use of its diversified channels of distribution which helped it to mitigate the effects of the challenging global economy.
•	Operating income increased $12.3 million, or 25.6%, to $60.3 million for the Three Months Ended October 3, 2009 from $48.0 million for the Three Months Ended October 4, 2008 and increased $12.2 million, or 7.9%, to $165.5 million for the Nine Months Ended October 3, 2009 from $153.3 million for the Nine Months Ended October 4, 2008. For the Three and Nine Months Ended October 3, 2009, fluctuations in foreign currency adversely affected operating income (see below). Operating income includes restructuring charges of $0.9 million and $11.0 million, respectively, for the Three and Nine Months Ended October 3, 2009. Operating income for the Three and Nine Months Ended October 4, 2008 includes restructuring expenses of $4.4 million and $30.7 million, respectively, including a charge of $18.5 million (the “Collection License Company Charge”) in the Nine Months Ended October 4, 2008 recorded in the Sportswear segment related to the transfer of the Collection License Company (see Note 3 to Notes to the Consolidated Condensed Financial Statements) to Phillips-Van Heusen Corporation (“PVH”).

•	Both net revenues and operating income for the Three and Nine Months Ended October 3, 2009 were negatively affected by fluctuations in foreign currencies. On average, for the Three and Nine Months Ended October 3, 2009 compared to the Three and Nine Months Ended October 4, 2008, the U.S. dollar strengthened relative to the functional currencies of countries where the Company conducts a majority of its operations overseas (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso), as follows: the U.S. dollar strengthened relative to the Euro by 4.7% and 10.0%, the Korean Won by 12.6% and 22.5%, the Canadian Dollar by 4.6% and 12.6% and the Mexican Peso by 22.3% and 23.4%, respectively. Therefore for the Three and Nine Months Ended October 3, 2009, net revenue includes decreases of $22.1 million and $111.7 million, respectively, and operating income includes decreases of $13.2 million and $37.7 million, respectively, due to fluctuations in foreign currencies (see Item 3. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).
•	Income from continuing operations for the Three Months Ended October 3, 2009 was $0.66 per diluted share, a 6.5% increase compared to the $0.62 per diluted share for the Three Months Ended October 4, 2008. Income from continuing operations for the Nine Months Ended October 3, 2009 was $1.90 per diluted share, a 41.8% increase compared to the $1.34 per diluted share for the Nine Months Ended October 4, 2008. Included in income from continuing operations for the Nine Months Ended October 3, 2009 are restructuring charges of $8.1 million (net of income tax benefits of $2.9 million), or $0.18 per diluted share. Income from continuing operations for the Nine Months Ended October 4, 2008 included an estimated tax charge of approximately $15.5 million, or $0.33 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $28.0 million (net of income tax benefit of $2.7 million), or $0.60 per diluted share.
•	During the third quarter of 2009, the Federation Internationale de Natation (“FINA”), the international federation recognized by the International Olympic Committee for administering swimming competitions, as well as other professional and academic swimming organizations, banned the use of body-length swimsuits made of fabrics that were not woven. The Company’s LZR Racer and other similar racing swimsuits were among the swimsuits that were banned by FINA. In response to the FINA ruling, the Company wrote off a total of $3.6 million of inventory of its LZR Racer and other similar racing swimsuits during the third quarter of 2009. Income from continuing operations included a charge, related to this inventory write off, of $2.2 million (net of income tax benefits of $1.4 million), or $0.05 per diluted share for both the Three Months and Nine Months Ended October 3, 2009.
•	In anticipation of further effects of the economic downturn and in order to align its cost structure to match current economic conditions, the Company continued its workforce reduction, which commenced in the fourth quarter of Fiscal 2008. In addition, the Company reduced its workforce in connection with the consolidation of its European operations. During the first nine months of Fiscal 2009, these reductions resulted in the termination of 212 employees (in both the Company’s domestic and foreign operations) at a cost of approximately $7.5 million.
•	During the Three Months Ended October 3, 2009, the Company shut down its Calvin Klein Golf business and classified as available for sale its Calvin Klein Collection business, both of which operated in Korea. As a result, those businesses have been classified as discontinued operations for all periods presented. See Note 4 to Notes to Consolidated Condensed Financial Statements).
•	Pursuant to its strategy of increasing its presence in South America by purchasing businesses, on June 10, 2009, the Company paid cash consideration of $2.5 million and acquired businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru.
•	The Company announced the appointment of Michael Prendergast as President of the Chaps division, who will oversee design, development, merchandising, marketing and sales for the Chaps brand.

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
During Fiscal, 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for options granted during the Nine Months Ended October 3, 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 3.72 years for the Three Months and Nine Months Ended October 3, 2009). For the stock options granted in 2009, the Company estimates that the change from the simplified to the current method for calculating the expected option life will result in lower stock-based compensation expense of approximately $0.7 million over the three year vesting period. Historical data will be used for stock options granted in all future periods.
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
During the Nine Months Ended October 3, 2009, the Company considered the potential of an impairment in its goodwill or intangible assets, consisting of licenses and trademarks primarily for its Calvin Klein products, by reviewing these factors. The Company concluded that there were no triggering events or changes in circumstances since the end of Fiscal 2008 which would require the Company to conduct an impairment evaluation of either goodwill or intangible assets, except for the write-off of the Calvin Klein Golf license (see Note 4 to Notes to Consolidated Condensed Financial Statements).
Recent Accounting Pronouncements
See Note 2 to Notes to Consolidated Condensed Financial Statements for a description of accounting pronouncements that have recently been issued and the Company’s assessment of the effect of their adoption on its financial position, results of operations and cash flows.

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three Months Ended October 3, 2009 compared to the Three Months Ended October 4, 2008 and the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008. The results of the Company’s discontinued operations are included in “Income from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended October 3, 2009 and for the Three Months Ended October 4, 2008, 39 weeks of activity for the Nine Months Ended October 3, 2009 and 40 weeks of activity for the Nine Months Ended October 4, 2008.

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 3,	% of Net	October 4,	% of Net	October 3,	% of Net	October 4,	% of Net
	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues
	(in thousands of dollars)
Net revenues	$520,905	100.0%	$547,626	100.0%	$1,514,180	100.0%	$1,617,571	100.0%
Cost of goods sold	292,083	56.1%	292,988	53.5%	871,074	57.5%	884,634	54.7%

Gross profit	228,822	43.9%	254,638	46.5%	643,106	42.5%	732,937	45.3%
Selling, general and administrative expenses	165,720	31.8%	204,444	37.3%	469,325	31.0%	572,996	35.4%
Amortization of intangible assets	2,278	0.4%	2,409	0.4%	6,556	0.4%	7,383	0.5%
Pension expense (income)	566	0.1%	(203)	0.0%	1,697	0.1%	(785)	0.0%

Operating income	60,258	11.6%	47,988	8.8%	165,528	10.9%	153,343	9.5%
Other income (loss)	761		(1,196)		3,156		3,062
Interest expense	5,899		6,853		17,767		23,329
Interest income	(196)		(909)		(1,020)		(2,513)

Income from continuing operations before provision for income taxes and noncontrolling interest	53,794		43,240		145,625		129,465
Provision for income taxes	21,246		13,465		54,677		65,347

Income from continuing operations before noncontrolling interest	32,548		29,775		90,948		64,118
Income (loss) from discontinued operations, net of taxes	(1,562)		(2,897)		(3,461)		192

Net income	30,986		26,878		87,487		64,310
Less: Net Income attributable to the noncontrolling interest	(1,330)		(367)		(2,500)		(726)

Net income attributable to Warnaco Group, Inc.	$29,656		$26,511		$84,987		$63,584

Net Revenues
Net revenues by group were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase	%	October 3,	October 4,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)
Sportswear Group	$312,942	$316,269	$(3,327)	-1.1%	$815,552	$864,766	$(49,214)	-5.7%
Intimate Apparel Group	177,773	199,724	(21,951)	-11.0%	498,263	538,968	(40,705)	-7.6%
Swimwear Group	30,190	31,633	(1,443)	-4.6%	200,365	213,837	(13,472)	-6.3%

Net revenues (a)	$520,905	$547,626	$(26,721)	-4.9%	$1,514,180	$1,617,571	$(103,391)	-6.4%

(a)	Includes $417.7 million and $429.4 million for the Three Months Ended October 3, 2009 and October 4, 2008, respectively, and $1,103.2 million and $1,174.3 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to the Company’s total Calvin Klein businesses (a decrease of 2.7% and 6.1%, respectively).
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
The $26.7 million decrease in consolidated net revenues for the Three Months Ended October 3, 2009 compared to the same period in the prior year included a $22.1 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso), comprised of decreases of $14.7 million, $6.9 million and $0.5 million in Sportswear, Intimate Apparel and Swimwear Group net revenues, respectively.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
The $103.4 million decrease in consolidated net revenues for the Nine Months Ended October 3, 2009 compared to the same period in the prior year included a $111.7 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso), comprised of decreases of $69.1 million, $37.0 million and $5.6 million in Sportswear, Intimate Apparel and Swimwear Group net revenues, respectively. The Nine Months Ended October 4, 2008 also benefitted from an extra week of operations.

The following tables summarize the Company’s net revenues by channel of distribution and region for the Nine Months Ended October 3, 2009 and the Nine Months Ended October 4, 2008:

	Nine Months	Nine Months
	Ended	Ended
	October 3,	October 4,
	2009	2008
United States — wholesale
Department stores and independent retailers	11%	12%
Specialty stores	8%	8%
Chain stores	8%	8%
Mass merchandisers	1%	1%
Membership clubs	8%	7%
Off price and other	10%	9%

Total United States — wholesale	46%	45%
International — wholesale	33%	35%
Retail	21%	20%

Net revenues — consolidated	100%	100%

By Region:

	Net Revenues				Net Revenues
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase /	%	October 3,	October 4,	Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	In thousands of dollars				In thousands of dollars

United States	$210,146	$233,938	$(23,792)	-10.2%	$712,210	$745,436	$(33,226)	-4.5%
Europe	166,584	166,412	172	0.1%	407,573	458,368	(50,795)	-11.1%
Asia	85,994	88,735	(2,741)	-3.1%	238,387	246,091	(7,704)	-3.1%
Canada	25,796	27,765	(1,969)	-7.1%	75,719	85,514	(9,795)	-11.5%
Mexico, Central and South America	32,385	30,776	1,609	5.2%	80,291	82,162	(1,871)	-2.3%

	$520,905	$547,626	$(26,721)	-4.9%	$1,514,180	$1,617,571	$(103,391)	-6.4%

By Channel:

	Net Revenues				Net Revenues
	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase /	%	October	October 4,	Increase /	%
	2009	2008	(Decrease)	Change	3, 2009	2008	(Decrease)	Change
	In thousands of dollars				In thousands of dollars

Wholesale	$402,217	$439,645	$(37,428)	-8.5%	$1,196,156	$1,298,395	$(102,239)	-7.9%
Retail	118,688	107,981	10,707	9.9%	318,024	319,176	(1,152)	-0.4%

Total	$520,905	$547,626	$(26,721)	-4.9%	$1,514,180	$1,617,571	$(103,391)	-6.4%

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase	%	October 3,	October 4,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$200,123	$203,449	$(3,326)	-1.6%	$499,617	$538,469	$(38,852)	-7.2%
Chaps	42,904	48,248	(5,344)	-11.1%	123,006	130,407	(7,401)	-5.7%

Sportswear wholesale	243,027	251,697	(8,670)	-3.4%	622,623	668,876	(46,253)	-6.9%
Sportswear retail	69,915	64,572	5,343	8.3%	192,929	195,890	(2,961)	-1.5%

Sportswear Group (a) (b)	$312,942	$316,269	$(3,327)	-1.1%	$815,552	$864,766	$(49,214)	-5.7%

(a)	Includes net revenues of $32.3 million and $30.5 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $71.6 million and $72.8 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	Includes approximately $12.5 million and $13.1 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $34.2 million and $38.9 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
The $3.3 million decrease in Calvin Klein jeans wholesale net revenues reflects decreases of $1.1 million in Europe, $6.8 million in the U.S. and $0.1 million in Canada, partially offset by increases of $2.4 million in Asia and $2.3 million in Mexico, Central and South America. The decrease in Europe is primarily due to the negative effect of foreign currency fluctuations, which more than offset increased sales in local currency to the off price and outlet distribution channels. The decrease in the U.S. primarily reflects a decrease in sales to department stores (primarily related to decreases in the men’s and women’s jeans businesses, partially offset by an increase in the Petite size jeans business, which launched in the fourth quarter of 2008) and a decrease in sales to specialty stores and membership clubs, partially offset by an increase in sales to the off-price channel of distribution. The decrease in Canada primarily reflects a decline in sales to department stores and specialty stores as well as the negative effect of foreign currency fluctuations, partially offset by an increase in sales to the off-price channel. The increase in Asia primarily reflects an increase in net revenues in local currencies, partially offset by the unfavorable effects of foreign currency fluctuations, primarily in Korea. The increase in net revenues in local currencies relates to the Company’s expansion efforts in this region, particularly in China, including an increase in the number of stores operated by distributors, as well as increased sales in Korea primarily due to the sale of off-season merchandise. The increase in Mexico, Central and South America primarily reflects increased sales volume in Brazil, partially offset by decreased sales volume in Mexico in the department store and membership club channels, and the unfavorable effects of foreign currency fluctuations.
The $5.3 million decrease in Chaps net revenues reflects decreases of $1.3 million in Canada, $3.7 million in the U.S. and $0.3 million in Mexico, Central and South America, respectively. The decrease in Chaps net revenues in Canada was due primarily to decreased sales to membership clubs and specialty stores as well as the negative effect of foreign currency fluctuations, partially offset by an increase in sales to department stores and the off-price channel. The decrease in Chaps net revenues in the U.S primarily reflects volume decreases in sales to customers in all distribution channels, except for an increase in sales to the off-price channel, coupled with an increase in customer allowances. Decreases in Mexico, Central and South America primarily reflect the negative effect of foreign currency fluctuations and decreases in sales to department stores in Mexico, partially offset by an increase in sales to membership clubs, coupled with an increase in customer allowances.
The $5.3 million increase in Sportswear retail net revenues primarily reflects increases of $6.3 million in Europe (primarily related to volume increases in comparable outlet and full price store sales and the effect of the opening of new outlet and full price stores, partially offset by the unfavorable effect of foreign currency fluctuations), $1.6 million in Mexico, Central and South America (reflecting increased sales volume in Brazil, due to the opening of five new stores, partially offset by decreased sales in Mexico, which the Company believes was due to the downturn in the economy, and the unfavorable effects of foreign currency fluctuations) and $0.2 million increase in the U.S. Those increases were partially offset by a $2.8 million decrease in Asia (primarily related to decreased sales volume in Hong Kong, the unfavorable effects of foreign currency fluctuations, especially in Korea, partially offset by increases in new store openings in China, Korea and Australia.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
The $38.8 million decrease in Calvin Klein jeans wholesale net revenues reflects decreases of $33.4 million in Europe, $8.9 million in the U.S. and $3.8 million in Canada, partially offset by increases of $1.3 million in Mexico, Central and South America and $6.0 million in Asia. The decrease in Europe primarily reflects the unfavorable effects of foreign currency fluctuations coupled with a decline in sales volume. The decrease in the U.S. primarily reflects a decrease in sales to department stores (primarily related to decreases in the men’s and women’s jeans business, partially offset by an increase in the Petite size jeans business, which launched in the fourth quarter of 2008), a decrease in sales to membership clubs and specialty stores, partially offset by an increase in sales to the off-price channel of distribution. The decrease in Canada primarily reflects a decline in sales to membership clubs and department stores and the unfavorable effect of foreign currency fluctuations, partially offset by an increase in sales to the off-price channel. The increase in Mexico, Central and South America primarily reflects increased sales volume in Brazil, partially offset by, in Mexico, volume decreases and increased customer allowances in the department store channel, which the Company believes was due mainly to the downturn in the economy, and the unfavorable effects of foreign currency fluctuations. The increase in Asia primarily reflects an increase in net revenues in local currencies, partially offset by the unfavorable effects of foreign currency fluctuations, primarily related to Korea. The increase in net revenues in local currencies relates to the Company’s expansion efforts in this region, particularly in China, including an increase in the number of stores operated by distributors, as well as increased sales in Korea primarily due to the sale of off-season merchandise and promotional events and discounts.

The $7.4 million decrease in Chaps net revenues reflects decreases in the U.S., Canada and Mexico, Central and South America of $5.2 million, $1.2 million and $1.0 million, respectively. The decrease in Chaps net revenues in the U.S primarily reflects decreases in sales to customers in the department store, specialty store and membership club distribution channels, partially offset by increases in sales to the off-price and chain store channels. The decrease in Canada primarily reflects decreases in sales to specialty stores, partially offset by increased sales to the membership club and off price channels of distribution. Decreases in Mexico, Central and South America primarily reflect the negative impact of foreign currency fluctuations coupled with decreased sales volume and an increase in customer allowances in the department store channel of distribution, partially offset by an increase in sales to membership clubs.
The $3.0 million decrease in Sportswear retail net revenues primarily reflects a $15.7 million decrease in Asia (primarily related to the unfavorable effects of foreign currency fluctuations, particularly in Korea and decreased sales in Hong Kong, which more than offset increases in comparable store sales and new store openings in China, Korea and Australia), partially offset by an increase of $9.0 million in Europe (primarily related to volume increases in comparable outlet stores and the effect of new outlet, full price and concession store openings, partially offset by a decline in comparable full price store sales and the unfavorable effect of foreign currency fluctuations) and an increase of $3.4 million in Mexico, Central and South America (primarily reflecting an increase in sales volume in Brazil, due to the opening of five new stores, partially offset by a decline in sales in Mexico, which the Company believes is due to the downturn in the economy, and an increase in customer allowances).
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase	%	October 3,	October 4,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$99,956	$119,856	$(19,900)	-16.6%	$275,313	$302,968	$(27,655)	-9.1%
Core Intimates	34,548	42,008	(7,460)	-17.8%	111,970	128,487	(16,517)	-12.9%

Intimate Apparel wholesale	134,504	161,864	(27,360)	-16.9%	387,283	431,455	(44,172)	-10.2%
Calvin Klein Underwear retail	43,269	37,860	5,409	14.3%	110,980	107,513	3,467	3.2%

Intimate Apparel Group	$177,773	$199,724	$(21,951)	-11.0%	$498,263	$538,968	$(40,705)	-7.6%

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
The $19.9 million decrease in Calvin Klein Underwear wholesale net revenues reflects decreases of $6.1 million in the U.S., $9.3 million in Europe, $1.3 million in Mexico, Central and South America, $3.0 million in Asia and $0.2 million in Canada. The decrease in the U.S. of the Company’s Calvin Klein Underwear wholesale business primarily related to decreases in sales to department stores (which the Company believes is due to the downturn in the economy which also contributed to a shift in consumer demand away from certain Calvin Klein lines to lower priced brands) and decreased sales to the off-price channel of distribution (due primarily to a shift in timing of comparable shipments), partially offset by an increase in sales to membership clubs. The decrease in Europe primarily relates to unfavorable fluctuations of foreign currency and decreases in sales of both men’s and women’s lines, which the Company believes is due to the weak economy. The decrease in Mexico, Central and South America reflects the negative effect of foreign currency fluctuations, which offset an increase in sales volume in membership clubs in Mexico and an increase in sales volume in Brazil. The decrease in Asia is primarily related to a decrease in shipments to distributors in China, Taiwan, Japan and Australia, partially offset by an increase in sales to membership clubs. The decrease in Canada resulted from a decrease in sales to specialty stores and department stores, partially offset by an increase in sales to membership clubs and an increase in sales of excess inventory to the off-price channel.
The $7.5 million decrease in Core Intimates net revenues reflects decreases of $4.9 million in the U.S., $1.7 million in Canada and $0.9 million in Mexico, Central and South America. The decrease in the U.S. is primarily related to decreased sales of the Company’s Warner’s product to the chain store channel of distribution (JC Penney and Kohl’s) (due to fewer new program launches in the third quarter of 2009 than in 2008, partially offset by increased sales of the Warner’s and Olga panty programs, which began in the second quarter of 2009), weak replenishment orders to department stores, which the Company believes is related to the downturn in the economy, and a reduction in the membership club business, partially offset by an increase in sales to the off-price channel. The decrease in Canada was primarily due to lower sales in the mass merchant channel and fewer programs in department stores. The decrease in Mexico, Central and South America primarily reflects a decline in sales volume and an increase in customer allowances in department stores.

The $5.4 million increase in Calvin Klein Underwear retail net revenues primarily reflects increases of $3.1 million in Europe, $1.7 million in Canada, $0.5 million in Mexico, Central and South America and $0.5 million in Asia, partially offset by a decrease of $0.4 million in the U.S. The increase in Europe primarily reflects the opening of additional new outlet and full-price stores, partially offset by the unfavorable effect of foreign currency fluctuations. The increase in Canada was primarily related to the opening of new stores. The increase in Mexico, Central and South America primarily reflects an increase in sales in Mexico at full price stores, due to the opening of two new stores, partially offset by a decrease in sales at outlet stores and an increase in sales volume in Brazil (due to the opening of one store in 2009). The increase in Asia primarily reflects an increase in the number of stores in Hong Kong and China, partially offset by a decline in comparable store sales in China and Hong Kong, which the Company believes relates to the downturn in the economy. The decrease in the U.S. reflects a decline in sales on the Company’s e-commerce website and the Soho store.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
The $27.6 million decrease in Calvin Klein Underwear wholesale net revenues reflects decreases in Europe of $21.4 million, in Mexico, Central and South America of $3.1 million, in the U.S. of $3.7 million and in Canada of $0.3 million, partially offset by an increase of $0.9 million in Asia. The decrease in Europe primarily relates to the negative impact of foreign currency fluctuations and the decline in sales of men’s lines (which the Company believes is related to the downturn in the economy), while the women’s business remained unchanged. The decrease in Mexico, Central and South America reflects a decrease in Mexico in sales volume coupled with an increase in customer allowances to department stores and the unfavorable effects of foreign currency fluctuations, partially offset by an increase in sales to membership clubs in Mexico and increased sales in Brazil. The decrease in Canada resulted from the unfavorable effect of foreign currency fluctuations and declines in sales to customers in the mass merchant channel, partially offset by an increase in sales to department stores and membership clubs. The decrease in the U.S. of the Company’s Calvin Klein Underwear wholesale business primarily related to the decrease in the department store channel(which the Company believes is due to the downturn in the economy which also contributed to a shift in consumer demand away from certain Calvin Klein lines to lower priced brands), a reduction in the off-price channel due to lower excess and obsolete levels of inventory, and increased customer allowances, partially offset by increases in sales to membership clubs. The increase in Asia is primarily related to the expansion of the Company’s distribution network in China and an increase in shipments to distributors in Japan and Australia.
The $16.5 million decrease in Core Intimates net revenues reflects decreases of $7.5 million in the U.S., $6.1 million in Canada, $2.8 million in Mexico, Central and South America and $0.1 million in Asia. The decrease in the U.S. is primarily relates to decreased sales of the Company’s Warner’s product to department stores (due to weak replenishment orders, which the Company believes is related to the downturn in the economy) and to the chain store channel of distribution (JC Penney and Kohl’s) (primarily related to the introduction of fewer new styles in 2009 than in 2008, partially offset by increased sales of a new panty program that began during the second quarter of Fiscal 2009), and the introduction of certain Warner’s product in the mass merchant channel in the second quarter of 2009. Sales of the Olga line increased (primarily related to strong sales of new styles, including a new panty program introduced in the second quarter of 2009 as well as an increase in replenishment orders). In addition, there was a reduction in the private label and membership club businesses and an increase in sales to the off-price channel. The decrease in Canada was due to lower sales volume in the department store channel (which the Company believes is due to the downturn in the economy) and in the mass merchant channel and the unfavorable effect of foreign currency fluctuations. The decrease in Mexico, Central and South America primarily reflects a decline in sales volume (which the Company believes is due to the downturn in the economy) coupled with an increase in customer allowances in the department store channel and the unfavorable effect of foreign currency fluctuations.
The $3.5 million increase in Calvin Klein Underwear retail net revenues primarily reflects increases of $3.6 million in Canada, $1.4 million in Mexico, Central and South America and $0.9 million in Asia., partially offset by decreases of $1.1 million in Europe and $1.5 million in the U.S. The increase in Canada was primarily related to the opening of eight new stores. The increase in Mexico, Central and South America primarily reflects an increase in sales at full price stores, which the Company believes is the result of increased promotional activity and discounts, partially offset by decreased sales at outlet stores. The increase in Asia primarily reflects an increase in the number of stores in Hong Kong and China. The decrease in Europe primarily reflects the unfavorable effect of foreign currency fluctuations which more than offset increases in sales at outlet and full-price stores due to opening of additional new stores. The decrease in the U.S. reflects a decline in e-commerce sales on the Company’s website and the Soho store.

Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase	%	October 3,	October 4,	Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands of dollars)
Speedo	$23,553	$25,093	$(1,540)	-6.1%	$169,073	$175,269	$(6,196)	-3.5%
Calvin Klein	1,133	991	142	14.3%	17,177	22,795	(5,618)	-24.6%

Swimwear wholesale	24,686	26,084	(1,398)	-5.4%	186,250	198,064	(11,814)	-6.0%
Swimwear retail (a)	5,504	5,549	(45)	-0.8%	14,115	15,773	(1,658)	-10.5%

Swimwear Group	$30,190	$31,633	$(1,443)	-4.6%	$200,365	$213,837	$(13,472)	-6.3%

(a)	Includes $3.3 million and $2.7 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $7.2 million and $6.7 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to Calvin Klein retail swimwear.
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
The $1.5 million decrease in net revenues for Speedo wholesale is due primarily to decreases of $1.1 million in the U.S., $0.2 million in Canada and $0.2 million in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to sporting goods stores (due to sales related to the Beijing Olympics in 2008, which were not repeated in 2009, and the slower economy in 2009), partially offset by increased sales to discounters in 2009. The decrease in Mexico, Central and South America primarily reflects a decline in sales to specialty stores and membership clubs.
The $0.1 million increase in Calvin Klein swimwear wholesale net revenues primarily reflects an increase of $0.7 million in Europe, partially offset by decreases of $0.4 million in the U.S., and $0.2 million in Canada. The increase in Europe was primarily due to a shift in timing of deliveries (shipments occurred in the third quarter of 2009 when comparable shipments occurred in the second quarter of 2008), partially offset by the adverse effects of unfavorable foreign currency fluctuations. The decrease in the U.S. is primarily due to a shift in timing of shipments (shipments occurred in the third quarter of 2008 when comparable shipments are expected to occur in the fourth quarter of 2009).
Swimwear retail net revenues were flat, which primarily reflects a $0.6 million decrease in the U.S., partially offset by increases of $0.1 million in Asia and $0.5 million in Europe. The decrease in net revenues in the U.S. primarily reflects volume decreases at the online Speedo store. In Europe, there was an increase in sales volume in outlet stores, partially offset by a decrease due to fluctuations in foreign currency.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
The $6.2 million decrease in net revenues for Speedo wholesale is due primarily to decreases of $2.9 million in the U.S., $1.9 million in Canada and $1.4 million in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to sporting goods stores, specialty stores and the mass merchandise and department store channels (which the Company believes is due to the downturn in the economy), and a decrease in sales to the chain store and off- price channels of distribution. Those decreases were partially offset by an increase in sales to membership clubs due to new programs and the timing of shipments into the first quarter of Fiscal 2009, when comparable shipments occurred in the fourth quarter of Fiscal 2007. The decrease in Mexico, Central and South America primarily reflects a decline in sales to specialty stores (due mainly to an epidemic of influenza, which the Company believes reduced tourism at beach resorts), a decrease in sales to membership clubs and the unfavorable effect of foreign currency fluctuations. The decrease in Canada reflects a decline in sales to mass merchants and the unfavorable effect of fluctuations in foreign currency.
The $5.6 million decrease in Calvin Klein swimwear wholesale net revenues primarily reflects decreases of $4.0 million in Europe, $1.7 million in the U.S. and $0.1 million in Canada, partially offset by an increase of $0.2 million in Mexico, Central and South America. The decrease in Europe primarily relates to the negative effect of foreign currency fluctuations and a decline in sales volume due primarily to cancellation of orders related to late deliveries in 2009. The decrease in the U.S. is primarily due to a decrease in sales to department stores, partially offset by an increase in sales to the off-price channel. The increase in Mexico, Central and South America primarily reflects an increase in sales to membership clubs, partially offset by a decline in sales to specialty stores.
The $1.7 million decrease in Swimwear retail net revenues primarily reflects decreases of $2.2 million in the U.S., partially offset by increases of $0.2 million in Europe and $0.3 million in Asia. The decrease in net revenues in the U.S. primarily reflects volume and price decreases at the online Speedo store. The increase in net revenues in Europe primarily reflects volume increases at outlet stores (related to Calvin Klein swimwear), mostly offset by the negative impact of foreign currency fluctuations.

Gross Profit
Gross profit was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 3,	% of Brand	October 4,	% of Brand	October 3,	% of Brand	October 4,	% of Brand
	2009	Net Revenues	2008	Net Revenues	2009	Net Revenues	2008	Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$134,878	43.1%	$142,719	45.1%	$345,433	42.4%	$389,103	45.0%
Intimate Apparel Group	87,742	49.4%	99,996	50.1%	232,840	46.7%	264,979	49.2%
Swimwear Group (b)	6,202	20.5%	11,923	37.7%	64,834	32.4%	78,855	36.9%

Total gross profit (c)	$228,822	43.9%	$254,638	46.5%	$643,107	42.5%	$732,937	45.3%

(a)	Sportswear Group gross profit includes approximately $6.7 million and $9.4 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $20.3 million and $27.7 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(b)	Reflects a charge of $3.6 million during the Three Months Ended October 3, 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during the Three Months Ended October 3, 2009 which banned the use of these types of suits in competitive swim events.

(c)	Includes $0.1 million of restructuring expenses related to the Sportswear group for the Three Months Ended October 3, 2009 and $0.3 million related to the Swimwear group for the Three Months Ended October 4, 2008. Includes $0.3 million, $0.8 million and $0.6 million of restructuring expenses related to the Sportswear, Intimate Apparel and Swimwear groups, respectively, for the Nine Months Ended October 3, 2009 and $1.1 million related to the Swimwear group for the Nine Months Ended October 4, 2008.
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Gross profit was $228.8 million, or 43.9% of net revenues, for the Three Months Ended October 3, 2009 compared to $254.6 million, or 46.5% of net revenues, for the Three Months Ended October 4, 2008. The $25.8 million decrease in gross profit was due to decreases in the Sportswear Group ($7.8 million), the Intimate Apparel Group ($12.3 million) and the Swimwear Group ($5.7 million). The 260 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues, the write down of inventory in response to FINA’s ruling regarding the LZR Racer and other similar swimsuits, and the negative effects of fluctuations in foreign currency exchange rates. Gross profit for the Three Months Ended October 3, 2009 includes a decrease of $20.8 million due to foreign currency fluctuations. Included in gross profit for the Three Months Ended October 3, 2009 is $0.1 million of restructuring expenses, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy. Included in gross profit for the Three Months Ended October 4, 2008 is $0.3 million of restructuring expenses related to the Swimwear Group (see Note 5 of Notes to Consolidated Financial Statements).
Sportswear Group gross profit decreased $7.8 million, and gross margin decreased 200 basis points, for the Three Months Ended October 3, 2009 compared to the Three Months Ended October 4, 2008 reflecting a $4.6 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, a decrease in net sales in Asia, an increase in promotional activity and an unfavorable sales mix in Europe and Asia, partially offset by an increase in net sales in Europe and Mexico, Central and South America), and a $3.2 million decrease in the domestic business (primarily reflecting a decrease in net revenues and an unfavorable sales mix).
Intimate Apparel Group gross profit decreased $12.3 million and gross margin decreased 70 basis points for the Three Months Ended October 3, 2009 compared to the Three Months Ended October 4, 2008 reflecting an $8.2 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, an increase in promotional activity and lower net sales), and a $4.1 million decrease in the domestic business. The decrease in the domestic business primarily reflects decreased net revenues and an unfavorable sales mix.
Swimwear Group gross profit decreased $5.7 million and gross margin decreased 1,720 basis points for the Three Months Ended October 3, 2009 compared to the Three Months Ended October 4, 2008. The decrease in gross profit and gross margin primarily reflects a $5.1 million decrease in Speedo (primarily related to the inventory write down associated with the LZR Racer and other similar racing swimsuits and declines in net revenues).

Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Gross profit was $643.1 million, or 42.5% of net revenues, for the Nine Months Ended October 3, 2009 compared to $732.9 million, or 45.3% of net revenues, for the Nine Months Ended October 4, 2008. The $89.8 million decrease in gross profit was due to decreases in the Sportswear Group ($43.7 million), the Intimate Apparel Group ($32.1 million) and the Swimwear Group ($14.0 million). The 280 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues and the negative effects of fluctuations in foreign currency exchange rates. Gross profit for the Nine Months Ended October 3, 2009 includes a decrease of $81.0 million due to foreign currency fluctuations. In addition, gross profit for the Nine Months Ended October 4, 2008 benefitted by an extra week of operations when compared to the Nine Months Ended October 3, 2009.
Sportswear Group gross profit decreased $43.7 million and gross margin decreased 260 basis points for the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008 reflecting a $40.6 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix in Europe and Asia and the effect of an extra week of operations during the Nine Months Ended April 5, 2008), and a $3.1 million decrease in the domestic business (due primarily to lower net revenues and an unfavorable sales mix, partially offset by lower product costs).
Intimate Apparel Group gross profit decreased $32.1 million and gross margin decreased 250 basis points for the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008 reflecting a $28.8 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, lower net sales and the effect of an extra week of operations during the Nine Months Ended October 4, 2008) and a $3.3 million decrease in the domestic business. The decrease in the domestic business primarily reflects decreased net revenues in the Core Intimate and Calvin Klein underwear businesses, an unfavorable sales mix in the Core Intimate business and a restructuring expense increase in those businesses, partially offset by a favorable sales mix and lower freight costs in the Calvin Klein underwear business.
Swimwear Group gross profit decreased $14.0 million and gross margin decreased 450 basis points for the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008. The decrease in gross profit and gross margin primarily reflects a $6.8 million decrease in Speedo (primarily related to the inventory write down associated with the LZR Racer and other similar racing swimsuits and declines in net revenues), a $6.1 million decline in Calvin Klein swimwear wholesale gross profit (due primarily to decrease net revenues coupled with an unfavorable sales mix in the U.S., a decrease in net sales in Europe and the unfavorable effect of foreign currency fluctuation in Europe) and a decrease of $1.1 million in Swimwear retail (due primarily to a decline in net revenue in the U.S.). The decrease in gross margin also reflects the effect of an extra week of operations during the Nine Months Ended October 4, 2008.
Selling, General and Administrative Expenses
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Selling, general & administrative (“SG&A”) expenses decreased $38.7 million to $165.7 million (31.8% of net revenues) for the Three Months Ended October 3, 2009 compared to $204.4 million (37.3% of net revenues) for the Three Months Ended October 4, 2008. The decrease in SG&A expenses reflects the Company’s cost cutting initiative, which includes, among other things, reductions in its workforce, discretionary marketing costs, professional fees and travel costs. The decrease in SG&A expenses also reflects a decrease of $7.7 million due to the translation of foreign currencies and a net decrease of $14.9 million associated with the foreign currency exchange losses related to U.S. dollar denominated trade liabilities in certain of the Company’s foreign subsidiaries since the U.S. dollar strengthened during the Three Months Ended October 3, 2009 relative to the functional currencies where the Company conducts certain of its operations compared to the Three Months Ended October 4, 2008. The decrease in SG&A expenses also reflects a $3.2 million decrease in restructuring expenses (charges for the Three Months Ended October 3, 2009 primarily related to the reduction in the Company’s workforce in response to the downturn in the economy and consolidation of the Company’s European operations, while charges for the Three Months Ended October 4, 2008 related primarily to contract termination, employee termination and other costs). Administrative expenses, including the $14.9 million net decrease in foreign currency exchange losses mentioned above, decreased $26.7 million (primarily related to reductions in professional fees, travel and personnel costs mainly as a result of the Company’s cost cutting initiatives). Marketing expenses decreased $5.3 million (primarily in the Company’s Calvin Klein businesses in Asia and the U.S. as well as in the Speedo business in the U.S. related to the Olympic games in Beijing in 2008, partially offset by an increase in marketing in Europe), selling expenses increased $0.1 million and distribution expenses decreased $3.6 million (both primarily reflecting decreases related to the effects of foreign currency fluctuations and the effects of the Company’s workforce reductions and reduced sales commissions partially offset by increases associated with the operation of additional retail stores for the Calvin Klein businesses in Europe, Asia, South America and Canada).

Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Selling, general & administrative (“SG&A”) expenses decreased $103.7 million to $469.3 million (31.0% of net revenues) for the Nine Months Ended October 3, 2009 compared to $573.0 million (35.4% of net revenues) for the Nine Months Ended October 4, 2008. The decrease in SG&A expenses reflects the Company’s cost cutting initiative, which includes, among other things, reductions in its workforce, discretionary marketing costs, professional fees and travel costs. The decrease in SG&A expenses also reflects a decrease of $43.6 million due to the translation of foreign currencies and a net decrease of $17.0 million associated with the foreign currency exchange losses related to U.S. dollar denominated trade liabilities in certain of the Company’s foreign subsidiaries since the U.S. dollar strengthened during the Nine Months Ended October 3, 2009 relative to the functional currencies where the Company conducts certain of its operations compared to the Nine Months Ended October 4, 2008. The decrease in SG&A expenses also reflects the extra week of operations in the Nine Months Ended October 4, 2008 as well as a $20.4 million decrease in restructuring expenses (charges for the Nine Months Ended October 3, 2009 primarily related to the reduction in the Company’s workforce in response to the downturn in the economy and consolidation of the Company’s European operations, while charges for the Nine Months Ended October 4, 2008 related primarily to the Collection License Company Charge of $18.5 million, discussed previously, as well as activities to increase productivity and profitability in the Swimwear segment). Administrative expenses, including the $17.0 million net decrease in foreign currency exchange losses mentioned above, decreased $49.4 million (primarily related to reductions in professional fees, travel and personnel costs mainly as a result of the Company’s cost cutting initiatives). Marketing expenses decreased $18.5 million (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S. related to the Olympic games in Beijing in 2008), selling expenses decreased $8.2 million and distribution expenses decreased $7.2 million (both primarily reflecting decreases related to the effects of foreign currency fluctuations and the effects of the Company’s workforce reductions and reduced sales commissions, partially offset by increases associated with the opening of additional retail stores for the Calvin Klein businesses in Europe, Asia and Canada).
Amortization of Intangible Assets
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Amortization of intangible assets was $2.3 million for the Three Months Ended October 3, 2009 compared to $2.4 million for the Three Months Ended October 4, 2008. The decrease primarily relates to the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008 and the write-off of the Calvin Klein Golf license in the Three Months Ended October 3, 2009.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Amortization of intangible assets was $6.6 million for the Three Months Ended October 3, 2009 compared to $7.4 million for the Three Months Ended October 4, 2008. The decrease primarily relates to the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008 and the write-off of the Calvin Klein Golf license in the Three Months Ended October 3, 2009.
Pension Income / Expense
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Pension expense was $0.6 million in the Three Months Ended October 3, 2009 compared to pension income of $0.2 million in the Three Months Ended October 4, 2008. The increase in pension expense is primarily related to the lower asset base in 2009 due to negative returns earned on the Plan’s assets, especially in the fourth quarter of Fiscal 2008. See Note 8 of Notes to the Consolidated Condensed Financial Statements.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Pension expense was $1.7 million in the Nine Months Ended October 3, 2009 compared to pension income of $0.8 million in the Nine Months Ended October 4, 2008. The increase in pension expense is primarily related to the lower asset base in 2009 due to negative returns earned on the Plan’s assets, especially in the fourth quarter of Fiscal 2008. See Note 8 of Notes to the Consolidated Condensed Financial Statements.

Operating Income
The following table presents operating income by group:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(in thousands of dollars)
Sportswear Group	$48,534	$40,042	$100,874	$85,868
Intimate Apparel Group	32,049	34,434	88,472	98,518
Swimwear Group (c)	(7,430)	(10,232)	13,297	12,244
Unallocated corporate expenses (b)	(12,895)	(16,256)	(37,115)	(43,287)

Operating income (a)	$60,258	$47,988	$165,528	$153,343

Operating income as a percentage of net revenue	11.6%	8.8%	10.9%	9.5%

(a)	Includes approximately $0.9 million and $4.4 million for the Three Months Ended October 3, 2009 and October 4, 2008, respectively, and $11.0 million and $30.7 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	Includes $0.6 million, $(0.2) million, $1.7 million and $(0.8) million of pension expense (income), zero, zero, $1.3 million, and $1.4 million of restructuring expenses and $0.8 million, $2.8 million, $3.0 million, and $2.5 million of foreign currency losses (gains) for the Three Months Ended October 3, 2009, the Three Months Ended October 4, 2008, the Nine Months Ended October 3, 2009 and the Nine Months Ended October 4, 2008, respectively.

(c)	Reflects a charge of $3.6 million during the Three Months Ended October 3, 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during the Three Months Ended October 3, 2009 which banned the use of these types of suits in competitive swim events.
The following table summarizes key measures of the Company’s operating income for the Three and Nine Months Ended October 3, 2009 and the Three and Nine Months Ended October 4, 2008:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 3,	October 4,	Increase /	%	October 3,	October 4,	Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(In thousands of dollars)				(In thousands of dollars)
By Region:
Domestic	$27,007	$23,145	$3,862	16.7%	$103,824	$84,967	$18,857	22.2%
International	46,146	41,099	5,047	12.3%	98,819	111,663	(12,844)	-11.5%
Unallocated corporate expenses	(12,895)	(16,256)	3,361	-20.7%	(37,115)	(43,287)	6,172	-14.3%

Total	$60,258	$47,988	$12,270	25.6%	$165,528	$153,343	$12,185	7.9%

By Channnel:
Wholesale	$61,499	$57,284	$4,215	7.4%	$173,623	$159,986	$13,637	8.5%
Retail	11,654	6,960	4,694	67.4%	29,020	36,644	(7,624)	-20.8%
Unallocated corporate expenses	(12,895)	(16,256)	3,361	-20.7%	(37,115)	(43,287)	6,172	-14.3%

Total	$60,258	$47,988	$12,270	25.6%	$165,528	$153,343	$12,185	7.9%

Total Calvin Klein products	$70,622	$61,909	$8,713	14.1%	$161,112	$158,759	$2,353	1.5%

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Operating income was $60.3 million (11.6% of net revenues) for the Three Months Ended October 3, 2009 compared to $48.0 million (8.8% of net revenues) for the Three Months Ended October 4, 2008. Included in operating income for the Three Months Ended October 3, 2009 are pension expense of $0.6 million and restructuring charges of $0.9 million, primarily related to employee severance costs. Included in operating income for the Three Months Ended October 4, 2008 are pension income of $0.2 million and restructuring charges of $4.4 million, primarily related to contract termination, employee severance and other costs. Operating income for the Three Months Ended October 3, 2009 includes a decrease of $13.2 million related to the adverse effects of fluctuations in exchange rates of foreign currencies.

Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Operating income was $165.5 million (10.9% of net revenues) for the Nine Months Ended October 3, 2009 compared to $153.3 million (9.5% of net revenues) for the Nine Months Ended October 4, 2008. Included in operating income for the Nine Months Ended October 3, 2009 are pension expense of $1.7 million and restructuring charges of $11.0 million. Included in operating income for the Nine Months Ended October 4, 2008 are pension income of $0.8 million and restructuring charges of $30.7 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Operating income for the Nine Months Ended October 3, 2009 includes a decrease of $37.7 million related to the adverse effects of fluctuations in exchange rates of foreign currencies. In addition, operating income for the Nine Months Ended October 4, 2008 was favorably affected by the additional week of operations.
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 3,	% of Brand	October 4,	% of Brand	October 3,	% of Brand	October 4,	% of Brand
	2009 (c)	Net Revenues	2008 (c)	Net Revenues	2009 (c)	Net Revenues	2008 (c)	Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$40,180	20.1%	$33,650	16.5%	$77,628	15.5%	$61,586	11.4%
Chaps	6,423	15.0%	6,928	14.4%	15,715	12.8%	15,516	11.9%

Sportswear wholesale	46,603	19.2%	40,578	16.1%	93,343	15.0%	77,102	11.5%
Sportswear retail	1,931	2.8%	(536)	-0.8%	7,531	3.9%	8,766	4.5%

Sportswear Group (a) (b)	$48,534	15.5%	$40,042	12.7%	$100,874	12.4%	$85,868	9.9%

(a)	Includes restructuring charges of $0.5 million for the Three Months Ended October 3, 2009, primarily related to the reduction in the Company’s workforce, $3.1 million for the Three Months Ended October 4, 2008, primarily related to contract termination and employee termination costs and other costs, $3.9 million for the Nine Months Ended October 3, 2009, primarily related to the reduction in workforce and consolidation of the Company’s European operations and $26.2 million for the Nine Months Ended October 4, 2008 primarily related to the Collection License Company Charge of $18.5 million related to the transfer of the Collection License Company to PVH as well as contract termination and employee termination costs.

(b)	Includes approximately $0.2 million and $0.4 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $1.7 million and $2.6 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(in thousands of dollars)
Calvin Klein Jeans	$3,161	$3,267	$9,461	$9,764
Chaps	1,811	2,115	5,432	6,346

Sportswear wholesale	4,972	5,382	14,893	16,110
Sportswear retail	95	92	282	274

Sportswear Group	$5,067	$5,474	$15,175	$16,384

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Sportswear Group operating income increased $8.5 million, or 21.2%, primarily reflecting increases of $6.5 million and $2.5 million in the Calvin Klein Jeans wholesale and Calvin Klein Jeans retail businesses, respectively, partially offset by a decrease in the Chaps business of $0.5 million. The increase in Sportswear operating income primarily reflects a $7.8 million decrease in gross profit, more than offset by a $16.3 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 4.9 percentage points. The decrease in SG&A expenses primarily reflects a $2.6 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements), the effects of foreign currency fluctuations, savings as a result of cost cutting initiatives, partially offset by increases in Europe and Asia due to store openings.

Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Sportswear Group operating income increased $15.0 million, or 17.5%, primarily reflecting increases of $16.0 million and $0.2 million in the Calvin Klein Jeans wholesale and Chaps businesses, partially offset by a decrease of $1.2 million in the Calvin Klein Jeans retail business. The increase in Sportswear operating income primarily reflects a $43.7 million decrease in gross profit, more than offset by a $58.7 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 5.1 percentage points. The decrease in SG&A expenses primarily reflects a $22.3 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements), the effects of foreign currency fluctuations, savings as a result of cost cutting initiatives, partially offset by increases in Europe and Asia due to store openings and the benefit of an extra fortieth week in 2008.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 3,	% of Brand	October 4,	% of Brand	October 3,	% of Brand	October 4,	% of Brand
	2009 (a)	Net Revenues	2008 (a)	Net Revenues	2009 (a)	Net Revenues	2008 (a)	Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$20,535	20.5%	$23,171	19.3%	$58,305	21.2%	$60,693	20.0%
Core Intimates	2,570	7.4%	4,616	11.0%	10,983	9.8%	13,854	10.8%

Intimate Apparel wholesale	23,105	17.2%	27,787	17.2%	69,288	17.9%	74,547	17.3%
Calvin Klein Underwear retail	8,944	20.7%	6,647	17.6%	19,184	17.3%	23,971	22.3%

Intimate Apparel Group	$32,049	18.0%	$34,434	17.2%	$88,472	17.8%	$98,518	18.3%

(a)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(in thousands of dollars)
Calvin Klein Underwear	$2,312	$2,657	$6,927	$7,964
Core Intimates	1,384	1,779	4,143	5,333

Intimate Apparel wholesale	3,696	4,436	11,070	13,297
Calvin Klein Underwear retail	86	—	260	—

Intimate Apparel Group	$3,782	$4,436	$11,330	$13,297

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Intimate Apparel Group operating income for the Three Months Ended October 3, 2009 decreased $2.4 million, or 6.9%, over the prior year reflecting a $2.6 million decrease in Calvin Klein Underwear wholesale and a decrease of $2.1 million in Core Intimates, partially offset by an increase of $2.3 million in Calvin Klein Underwear retail. The decrease in Intimate Apparel operating income primarily reflects a $12.3 million decrease in gross profit, partially offset by a $9.9 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.5 percentage points. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Intimate Apparel Group operating income for the Nine Months Ended October 3, 2009 decreased $10.0 million, or 10.2%, over the prior year reflecting a $2.3 million decrease in Calvin Klein Underwear wholesale, a $4.8 million decrease in Calvin Klein Underwear retail and a $2.9 million decrease in Core Intimates. The decrease in Intimate Apparel operating income primarily reflects a $32.1 million decrease in gross profit, partially offset by a $22.1 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.9 percentage points. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs and the benefit of an extra fortieth week in 2008.

Swimwear Group
Swimwear Group operating income (loss) was as follows:

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	October 3,	% of Brand	October 4,	% of Brand	October 3,	% of Brand	October 4,	% of Brand
	2009 (c)	Net Revenues	2008 (c)	Net Revenues	2009 (c)	Net Revenues	2008 (c)	Net Revenues
	(in thousands of dollars)
Speedo	$(6,695)	-28.4%	$(9,819)	-39.1%	$13,995	8.3%	$5,631	3.2%
Calvin Klein	(1,514)	-133.6%	(1,262)	-127.3%	(3,003)	-17.5%	2,706	11.9%

Swimwear wholesale	(8,209)	-33.3%	(11,081)	-42.5%	10,992	5.9%	8,337	4.2%
Swimwear retail	779	14.2%	849	15.3%	2,305	16.3%	3,907	24.8%

Swimwear Group (a) (b)	$(7,430)	-24.6%	$(10,232)	-32.3%	$13,297	6.6%	$12,244	5.7%

(a)	Includes $0.5 million and $0.2 million for the Three Months Ended October 3, 2009 and October 4, 2008 and $1.5 million and $1.0 million for the Nine Months Ended October 3, 2009 and October 4, 2008, respectively, related to Calvin Klein retail swimwear.

(b)	Reflects a charge of $3.6 million during the Three Months Ended October 3, 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during the Three Months Ended October 3, 2009 which banned the use of these types of suits in competitive swim events.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(in thousands of dollars)
Speedo	$2,414	$3,710	$7,262	$11,131
Calvin Klein	56	114	172	341

Swimwear wholesale	2,470	3,824	7,434	11,472
Swimwear retail	150	—	450	—

Swimwear Group	$2,620	$3,824	$7,884	$11,472

Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Swimwear Group operating income for the Three Months Ended October 3, 2009 increased $2.8 million, or 27.4%, reflecting a $3.1 million increase in Speedo wholesale, a $0.2 million decrease in Calvin Klein wholesale and a decline of $0.1 million in Swimwear retail. Operating income for the Three Months Ended October 3, 2009 and the Three Months ended October 4, 2008 includes restructuring expenses of zero and $1.1 million, respectively, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy as well as the rationalization of the Swimwear Group warehouse and distribution function in California. The increase in Swimwear operating income primarily reflects a $5.7 million decrease in gross profit, more than offset by an $8.5 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 24.8 percentage points. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Swimwear Group operating income for the Nine Months Ended October 3, 2009 increased $1.1 million, or 8.6%, reflecting an $8.4 million increase in Speedo wholesale, partially offset by a $5.7 million decrease in Calvin Klein wholesale and a decline of $1.6 million in Swimwear retail. Operating income for the Nine Months Ended October 3, 2009 and the Nine Months ended October 4, 2008 includes restructuring expenses of $ 2.3 million and $2.2 million, respectively, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy as well as the rationalization of the Swimwear Group warehouse and distribution function in California. The increase in Swimwear operating income primarily reflects a $14.0 million decrease in gross profit, more than offset by a $15.1 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 5.4 percentage points. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs and the benefit of the fortieth week of operations in the Nine Months Ended October 4, 2008.

Other Loss (Income)
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Loss of $0.8 million for the Three Months Ended October 3, 2009 primarily reflects $0.7 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements) and net loss of $0.1 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Income of $1.2 million for the Three Months Ended October 4, 2008 primarily reflects a $3.4 million gain related to foreign currency exchange contracts designed as economic hedges and a loss of $2.1 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below).
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Loss of $3.2 million for the Nine Months Ended October 3, 2009 primarily reflects $3.8 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements) and net gains of $0.6 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Loss of $3.1 million for the Nine Months Ended October 4, 2008 primarily reflects net losses of $0.8 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $3.1 million gain related to foreign currency exchange contracts designed as economic hedges, a loss of $2.1 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below), and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million.
Interest Expense
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Interest expense decreased $1.0 million to $5.9 million for the Three Months Ended October 3, 2009 from $6.9 million for the Three Months Ended October 4, 2008. The decrease primarily relates to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable. Those decreases were partially offset by an increase in interest on balances of the New Credit Agreements, which were entered into in August 2008.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Interest expense decreased $5.5 million to $17.8 million for the Nine Months Ended October 3, 2009 from $23.3 million for the Nine Months Ended October 4, 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, and to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable. Those decreases were partially offset by an increase in interest on balances of the New Credit Agreements, which were entered into in August 2008.
Interest Income
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Interest income decreased $0.7 million to $0.2 million for the Three Months Ended October 3, 2009 from $0.9 million for the Three Months Ended October 4, 2008. The decrease in interest income was due primarily to a decrease in interest earned on higher outstanding cash balances at lower interest rates.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Interest income decreased $1.5 million to $1.0 million for the Nine Months Ended October 3, 2009 from $2.5 million for the Nine Months Ended October 4, 2008. The decrease in interest income was due primarily to a decrease in interest earned on higher outstanding cash balances at lower interest rates.

Income Taxes
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
The effective tax rates for the Three Months Ended October 3, 2009 and October 4, 2008 were 39.5% and 31.1% respectively. The higher effective tax rate for the Three Months Ended October 3, 2009 primarily reflects the inclusion of approximately $6 million of tax benefits recorded during the Three Months Ended October 4, 2008 and a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Three Months Ended October 3, 2009. The above-mentioned tax benefits recorded during the Three Months Ended October 4, 2008 of approximately $6 million primarily consist of a $3.4 million benefit associated with the impact of purchase price adjustments on the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008) and a $2.6 million benefit recorded upon the finalization of the Company’s tax returns in the Netherlands for years through 2006.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
The effective tax rates for the Nine Months Ended October 3, 2009 and October 4, 2008 were 37.5% and 50.5% respectively. The lower effective tax rate for the Nine Months Ended October 3, 2009 primarily relates to a non-cash tax charge of approximately $15.5 million recorded during the Nine Months Ended October 4, 2008 associated with the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2008), partially offset by a non-cash tax charge of approximately $2.5 million in the U.S. recorded during the Nine Months Ended October 4, 2009 and a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Nine Months Ended October 3, 2009. The non-cash tax charge of approximately $2.5 million recorded during the Nine Months Ended October 3, 2009 related to the correction of an error in the 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.
Discontinued Operations
Three Months Ended October 3, 2009 compared to Three Months Ended October 4, 2008
Loss from discontinued operations, net of taxes, was $1.6 million for the Three Months Ended October 3, 2009 compared to a loss of $2.9 million for the Three Months Ended October 4, 2008. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Nine Months Ended October 3, 2009 compared to Nine Months Ended October 4, 2008
Loss from discontinued operations, net of taxes, was $3.5 million for the Nine Months Ended October 3, 2009 compared to income of $0.2 million for the Nine Months Ended October 4, 2008. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Capital Resources and Liquidity
Financing Arrangements
Senior Notes
On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Inc.). In June 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market. The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of October 3, 2009, January 3, 2009 and October 4, 2008.
The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the financial covenants of the Senior Notes as of October 3, 2009, January 3, 2009 and October 4, 2008.

Interest Rate Swap Agreements
On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the “2003 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $50 million. On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the “2004 Swap Agreement”) with respect to the Company’s Senior Notes for a total notional amount of $25 million. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a premium of $1.48 million and in June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a premium of $0.74 million. Both premiums are being amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature). During the Three Months and Nine Months Ended October 3, 2009, $125,000 and $133,000 were amortized. The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively.
As a result of the 2003 and 2004 Swap Agreements and the amortization of the premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of October 3, 2009, 7.77% as of January 3, 2009 and 8.15% as of October 4, 2008.
The fair value of the Company’s interest rate swap agreements reflect the termination premium or termination discount that the Company would have realized if such swaps had been terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and the 2004 Swap Agreement matched the provisions of the Company’s Senior Notes (the “Hedged Debt”), changes in the fair value of the swaps did not have any effect on the Company’s results of operations but were recorded in the Company’s consolidated balance sheets. Unrealized gains on the interest rate swap agreements were included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the interest rate swap agreements were included as a component of long-term debt with a corresponding decrease in the Hedged Debt.
As of October 3, 2009, the Company had no outstanding interest rate swap agreements. The table below summarizes the fair value (unrealized gains) of the Company’s swap agreements:

	January 3,	October 4,
	2009	2008
	(in thousands of dollars)
Unrealized gain:
2003 Swap Agreement	$1,972	$1,140
2004 Swap Agreement	932	426

Net unrealized gain	$2,904	$1,566

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
The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.00% at October 3, 2009) or (ii) a LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.03% at October 3, 2009) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.00% at October 3, 2009), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.05% at October 3, 2009), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

The New Credit Agreements contain events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the lenders and issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of October 3, 2009, January 3, 2009 and October 4, 2008, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
As of October 3, 2009, the Company had approximately $0.2 million in loans and approximately $53.5 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $215.6 million of availability (including $69.1 million of available cash) under the New Credit Agreement. As of October 3, 2009, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $24.4 million.
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
Euro-Denominated CKJEA Notes Payable and Other
The total CKJEA notes payable of $44.0 million at October 3, 2009 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of October 3, 2009, January 3, 2009 and October 4, 2008, the weighted average interest rate for the CKJEA notes payable outstanding was approximately 1.85%, 4.50% and 5.18%, respectively. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 3, 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1.7 million with an interest rate of 5.96% per annum and $3.8 million with an interest rate of 8.84% per annum at October 3, 2009 and January 3, 2009, respectively.
Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Nine Months Ended October 3, 2009, despite the challenging global economy, there was an increase in sales of the Company’s products in local currencies compared to the same period in the prior year. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (principally the Euro, Korean Won, Canadian Dollar and Mexican Peso) relative to the U.S. Dollar have a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. During the Nine Months Ended October 3, 2009, the U.S. Dollar was stronger relative to the foreign currencies noted above than during the same period in the prior year. As a result, the increase in sales in local currencies was more than offset by the negative effect of fluctuations in foreign currencies, which was reflected in a decrease in net revenues of 6.4% during the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008 (see Results of Operations — Net Revenues, above).
The Company believes that, at October 3, 2009, cash on hand, cash available under its New Credit Agreements (see Capital Resources and Liquidity — Financing Arrangements, above) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 20 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures, for the next 12 months.
As of October 3, 2009, the Company had working capital of $606.3 million, cash and cash equivalents of $229.3 million, and short-term debt of $46.0 million. The Company’s total debt was $208.9 million, consisting of $163.0 million of the Senior Notes (including unamortized debt premium of $2.1 million on the sale of the 2003 and 2004 interest rate swaps), $0.2 million under the New Credit Agreement, zero under the New Canadian Credit Agreement, $44.0 million of the CKJEA short-term notes payable and $1.7 million of other outstanding debt. As of October 3, 2009, under the New Credit Agreement, the Company had approximately $0.2 million in loans and approximately $53.5 million in letters of credit outstanding, leaving approximately $215.6 million of availability (including $69.1 million of available cash), and, under the New Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $24.4 million of availability. With the exception of the Company’s foreign short-term notes payable, the Company is not required to make any principal payments under its debt facilities prior to June 15, 2013.

The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The turmoil in the credit markets has begun to ease during the Three Months Ended October 3, 2009. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During the first quarter of Fiscal 2009, the Company borrowed funds under the New Credit Agreement, net of repayments, of $52.8 million for seasonal cash flow requirements. The Company repaid those borrowings by the end of the second quarter of Fiscal 2009. As noted above, additional funds were borrowed in the third quarter of 2009. As of October 3, 2009, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
In connection with the consolidation of its European operations during the Nine Months Ended October 3, 2009, the Company entered into a 15-year lease for a distribution center in the Netherlands. The Company expects to occupy the distribution center by February 2010 and to make capital improvements of approximately $10 million from November 2009 through the first quarter of 2010. The Company has also committed to leasing over 100,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of up to $20 million during Fiscal 2009.
During the Nine Months Ended October 3, 2009, the Company reduced its workforce in order to align its cost structure to match the downturn in the global economy and turmoil in the financial markets. The Company made $7.4 million in cash severance payments to employees and expects to pay an additional $0.9 million during the remainder of Fiscal 2009. The Company also paid $1.7 million related to restructuring and other exit activities, including consolidation of its European operations and contract termination costs. The Company expects to incur further restructuring expenses of approximately $1.2 million in connection with the consolidation of its European operations through 2010.
During the Nine Months Ended October 3, 2009, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. The cash flows of those subsidiaries were, therefore, negatively impacted by the strengthening of the U.S. dollar in relation to those foreign currencies. In order to minimize foreign currency exchange risk of those transactions, the Company uses derivative financial instruments, including foreign currency exchange forward contracts and zero cost collars (option contracts) (see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk and Note 11 to Notes to Consolidated Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At October 3, 2009, the Company’s hedging programs included $44.2 million of future inventory purchases, $19.8 million of future minimum royalty and advertising payments and $57.8 million of intercompany loans and amounts denominated in non-functional currencies, primarily the U.S. dollar.
The Company classifies its financial instruments under a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were first applicable to the Company’s domestic defined benefit pension plan in Fiscal 2008. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During the Nine Months Ended October 3, 2009, the Company contributed $9.7 million to the domestic pension plan. Fiscal 2009 domestic plan contributions of $10.5 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2009 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.
Accounts receivable increased $74.5 million to $326.4 million at October 3, 2009 from $251.9 million at January 3, 2009, reflecting a $72.4 million increase in the Sportswear Group (due primarily to an increase in sales at the end of the 2009 period, compared to the 2008 period, in the domestic and overseas Calvin Klein Jeans business offset by a reduction in reserves), an $18.7 million increase in the Intimate Apparel Group (due primarily to increased collection time and increased sales in the domestic and overseas businesses) and a $16.6 million decrease in the Swimwear Group (reflecting the seasonal shipment of swimwear products). The balance of accounts receivable at October 3, 2009 includes an increase of $15.1 million due to the weakening of the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso).
Accounts receivable decreased $0.2 million to $326.4 million at October 3, 2009 from $326.6 million at October 4, 2008. The balance at October 4, 2008 includes approximately $0.3 million related to operations discontinued during the year ended October 3, 2009. Excluding these discontinued operations, accounts receivable increased $0.1 million. The balance of accounts receivable at October 3, 2009 includes an increase of $5.1 million due to the weakening of the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations.
Inventories decreased $45.1 million to $281.2 million at October 3, 2009 from $326.3 million at January 3, 2009, reflecting an $18.4 million decrease in the Sportswear Group (due primarily to the Company’s initiative to reduce inventory in light of the downturn in the economy), a $10.8 million decrease in the Intimate Apparel Group (due to the Company’s initiative to reduce inventory in light of the downturn in the economy and increased customer demand) and a $15.9 million decrease in the Swimwear Group (due to the seasonality of sales of the swimwear products and the Company’s initiative to reduce inventory). The balance of inventories at October 3, 2009 includes an increase of $10.9 million due to the weakening of the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso).
Inventories decreased $34.4 million to $281.2 million at October 3, 2009 from $315.6 million at October 4, 2008. The balance at October 4, 2008 includes approximately $2.6 million related to operations discontinued during the year ended October 3, 2009. Excluding these discontinued operations, inventory decreased $31.8 million. The balance of inventories at October 3, 2009 includes an increase of $1.8 million due to the weakening of the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations

Share Repurchase Program
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years beginning from the date the program was approved. During the Nine Months Ended October 3, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
Repurchased shares are held in treasury pending use for general corporate purposes.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Nine Months Ended October 3, 2009 and October 4, 2008:

	Nine Months Ended
	October 3,	October 4,
	2009	2008
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$145,753	$96,399
Discontinued operations	2,110	(25,526)
Net cash (used in) investing activities:
Continuing operations	(33,239)	(32,397)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(35,605)	(100,342)
Discontinued operations	—	—
Translation adjustments	2,684	(7,148)

Increase (decrease) in cash and cash equivalents	$81,703	$(69,014)

For the Nine Months Ended October 3, 2009, cash provided by operating activities from continuing operations was $145.8 million compared to $96.4 million in the Nine Months Ended October 4, 2008. The $49.4 million increase in cash provided was due to a $23.2 million increase in net income offset by the changes to non-cash charges and working capital. Working capital changes for the Nine Months Ended October 3, 2009 included cash outflows of $63.4 million related to accounts receivable (due to increased sales in 2009 and the timing of payments) and $19.8 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $39.3 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy), $32.4 million related to accrued income taxes and $5.8 million related to prepaid expenses and other assets. Working capital changes for the Nine Months Ended October 4, 2008 included cash outflows of $79.1 million related to accounts receivable, $19.7 million related to inventory, $30.3 million related to prepaid expenses and other assets, which were partially offset by cash inflows of $34.4 million related to accounts payable and accrued expenses and $37.4 million related to accrued income taxes (including an accrual during the Nine Months Ended October 4, 2008 of approximately $15.5 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital). The Company experienced a $25.4 million decrease in non-cash charges in the Nine Months Ended October 3, 2009 compared to the Nine Months Ended October 4, 2008 primarily reflecting decreases in foreign exchange losses, depreciation and amortization, , amortization of deferred charges and loss on repurchase of Senior Notes and refinancing of revolving credit facility in 2008 and an increase in loss from discontinued operations in 2009 and inventory write-downs (primarily related to the Company’s Swimwear group).
For the Nine Months Ended October 3, 2009, cash used in investing activities from continuing operations was $33.2 million, mainly attributable to purchases of property, plant and equipment of $31.1 million and the acquisition of retail stores in Chile and Peru of $2.5 million. For the Nine Months Ended October 4, 2008, cash used in investing activities from continuing operations was $32.4 million, mainly attributable to purchases of property, plant and equipment of $31.1 million and cash used for business acquisitions of $29.1 million, mainly related to acquisition of intangible assets related to new licenses acquired from PVH on January 30, 2008 and the acquisition of a business which operates 11 retail stores in China (see Note 3 to Notes to the Consolidated Condensed Financial Statements). Those amounts were partially offset by a net amount of $27.5 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 4 of Notes to the Consolidated Condensed Financial Statements).

Net cash used in financing activities for the Nine Months Ended October 3, 2009 was $35.6 million, which primarily reflects a decrease of $26.5 million related to short-term notes payable, a decrease of $11.8 million due to repayment of amounts borrowed under the New Credit Agreements and a decrease of $1.4 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by an increase of $2.4 million from the exercise of employee stock options and an increase of $2.2 million of cash received upon the cancellation of the 2003 and 2004 interest rate swap agreements (see Note 14 to notes to Consolidated Condensed Financial Statements). For the Nine Months Ended October 4, 2008, net cash used in financing activities was $100.3 million, attributable mainly to the repurchase of $46.2 million of Senior Notes, repurchase of treasury stock of $4.5 million and repayments of the Term B note of $107.3 million. Those amounts were partially offset by increases in short-term notes payable of $2.5 million and $28.5 million from the exercise of employee stock options.
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of October 3, 2009 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 3, 2009 (see Note 20 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company’s Annual Report on Form 10-K for Fiscal 2008 for a description of those obligations and commitments outstanding as of January 3, 2009.
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
During the first half of Fiscal 2009, turmoil in the credit markets created significant volatility in the fair value of the debt and equity securities and other investments held in the pension plan’s investment portfolio. During the third quarter of Fiscal 2009, the level of volatility has begun to decrease and the fair value of that portfolio has begun to increase. Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Condensed Statement of Operations through pension expense and in the Company’s Consolidated Condensed Balance Sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $100.6 million at January 3, 2009. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $10.1 million for Fiscal 2008. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first three quarters of Fiscal 2009, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.0 million in pension expense (decrease/increase in pension income) for Fiscal 2009.

Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at October 3, 2009, on $0.2 million under the New Credit Agreements and $44.0 million under the CKJEA Notes and, at October 4, 2008, on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $53.4 million under the CKJEA Notes and on $30.2 million under the New Credit Agreements. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements (which were called by the issuer in July 2009 and June 2009, respectively), a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.4 million for the Nine Months Ended October 4, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreements would have had a negligible unfavorable effect in the Nine Months Ended October 3, 2009 and an unfavorable effect of $0.1 million in the Nine Months Ended October 4, 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the CKJEA Notes would have had a negligible unfavorable effect in the Nine Months Ended October 3, 2009 and an unfavorable effect of $0.3 million in the Nine Months Ended October 4, 2008 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity — Financing Arrangements and Note 14 of Notes to Consolidated Condensed Financial Statements.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note11 of Notes to the Consolidated Condensed Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant negative impact on the Company’s earnings during the first three quarters of Fiscal 2009, compared to the same period in Fiscal 2008, due to the strengthening of the U.S. dollar against those foreign currencies. The Company’s European, Asian, Canadian and Mexican operations accounted for approximately 53% of the Company’s total net revenues for the Nine Months Ended October 3, 2009. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $176.4 million for Nine Months Ended October 3, 2009. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $17.6 million for Nine Months Ended October 3, 2009.
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

The following table summarizes the effect on earnings for the Nine Months Ended October 3, 2009 of a hypothetical 10% increase in the contractual exchange rate or strike price of the Company’s foreign currency exchange contracts and zero-cost collar option contracts:

				Weighted	Effect of Hypothetical
				Average	10% Increase in Contractual
		Foreign		Contractual	Exchange Rate or Strike Price
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	10,000	1.349	(1,000)
Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	9,768	1.377	(977)
Foreign exchange contracts	Purchases of inventory	Euro/USD	1,725	1.542	(172)
Foreign exchange contracts	Purchases of inventory	KRW/USD	6,380	1,270	(638)
Foreign exchange contracts	Purchases of inventory	CAD/USD	23,661	0.8532	(2,366)
Foreign exchange contracts	Purchases of inventory	MXN/USD	1,452	0.0605	(145)
Foreign exchange contracts	Intercompany purchases of inventory	Euro/GBP	10,996	0.872	(1,100)
Zero-cost collars	Intercompany loans	Euro/CAD	7,759	1.5783	557
Zero-cost collars	Intercompany payables	Euro/USD	36,000	1.3878	2,730
Zero-cost collars	Intercompany payables	KRW/USD	14,000	1,280	(1,507)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso, GBP = British pound

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended October 3, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.
Item 1A. Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2008, filed with the SEC on March 2, 2009 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Nine Months Ended October 3, 2009, except as noted below.
Our income tax obligations may increase due to recently proposed changes in U.S. tax law.
In May 2009, President Obama’s administration proposed significant changes to tax laws regarding U.S. companies with international operations, including changes that would reduce or eliminate the deferral of U.S. income tax on future un-repatriated earnings of foreign subsidiaries, the limitation on U.S. tax deductions for expenses related to un-repatriated earnings and modifications to the U.S. “check the box” rules. We consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside of the U.S. and thus have not provided for U.S. federal and state income taxes or foreign withholdings taxes that may result in future remittances. There can be no assurance regarding the ultimate impact if the proposals are enacted into law or what, if any, changes may be made to such proposals prior to their enactment. However, future changes in U.S. tax laws and the interpretation or enforcement thereof could have a significant adverse impact on our effective tax rate and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years from the date the program was approved. During the Nine Months Ended October 3, 2009, the Company did not repurchase any shares of common stock under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
An aggregate of 72,678 shares included below as repurchased during the Nine Months Ended October 3, 2009 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.

The following table summarizes repurchases of the Company’s common stock during the Nine Months Ended October 3, 2009.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

January 4, 2009 – January 31, 2009	—	$—	—	1,490,131

February 1, 2009 – February 28, 2009	24,292	$21.65	—	1,490,131

March 1, 2009 – April 4, 2009	43,963	$17.42	—	1,490,131

April 5, 2009 – May 2, 2009	1,898	$28.69	—	1,490,131

May 3, 2009 – May 30, 2009	897	$26.99	—	1,490,131

June 1, 2009 – July 4, 2009	587	$33.43	—	1,490,131

July 5, 2009 – August 1, 2009	509	$30.77	—	1,490,131

August 2, 2009 – September 5, 2009	214	$38.61	—	1,490,131

September 6, 2009 – October 3, 2009	318	$41.70	—	1,490,131
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

THE WARNACO GROUP, INC.
Date: November 4, 2009	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: November 4, 2009	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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