Form 10-K
period 2010-01-02
WARNACO GROUP INC /DE/
filed 2010-03-02
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ *

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 2, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates was $1,282,335,520 based upon the last sale price of $31.94 reported for such date on the New York Stock Exchange.
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 22, 2010: 45,681,857.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2009 year-end.

THE WARNACO GROUP, INC.
2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.
Introduction
The Warnaco Group, Inc. (“Warnaco Group”), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the “Company”), designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company’s products are sold under several highly recognized brand names, including, but not limited to, Calvin Klein®, Speedo®, Chaps®, Warner’s® and Olga®.
The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. In addition, the Company distributes its Calvin Klein branded products through dedicated Calvin Klein retail stores, and as of January 2, 2010, the Company operated 1,097 Calvin Klein retail stores worldwide (consisting of 131 full price free-standing stores, 109 outlet free-standing stores, 857 shop-in-shop/concession stores) and three on-line stores: SpeedoUSA.com, Calvinkleinjeans.com, and CKU.com. There were also 624 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. For the fiscal year ended January 2, 2010, approximately 45% of the Company’s net revenues were generated from domestic sales and approximately 55% were generated from international sales. In addition, approximately 77% of net revenues were generated from sales to customers in the wholesale channel and approximately 23% of net revenues were generated from customers in the direct-to-consumer channel.
The Company owns and licenses a portfolio of highly recognized brand names. The trademarks owned or licensed in perpetuity by the Company generated approximately 45% of the Company’s revenues during Fiscal 2009. Brand names the Company licenses for a term generated approximately 55% of its revenues during Fiscal 2009. Owned brand names and brand names licensed for extended periods (at least through 2044) accounted for over 89% of the Company’s net revenues in Fiscal 2009. The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.
The following table sets forth the Company’s trademarks and licenses as of January 2, 2010:

Owned Trademarks (a)
Calvin Klein and formatives (beneficially owned for men’s/ women’s/children’s underwear, loungewear and sleepwear: see “Trademarks and Licensing Agreements”)
Warner’s
Olga
Body Nancy Ganz®/Bodyslimmers ®

Trademarks Licensed in Perpetuity
Trademark	Territory

Speedo (a)	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands

Trademarks Licensed for a Term
Trademark	Territory	Expires (j)

Calvin Klein (for men’s/women’s/juniors’ jeans and certain jeans-related products) (b)	North, South and Central America	12/31/2044

CK/Calvin Klein Jeans (for retail stores selling men’s/women’s/juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (b)	Canada, Mexico and Central and South America	12/31/2044

CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046

CK/Calvin Klein (for retail stores selling bridge accessories and jeans accessories) (d)	Central and South America (excluding Mexico) Europe and Asia	12/31/2044 12/31/2046

Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans and other related apparel as well as retail stores selling such items and ancillary products) (c)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe, Russia, the Middle East and Africa, Japan, China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories)(d)	North America, Europe and Asia	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (d)	Central and South America (excluding Mexico)	12/31/2044

Calvin Klein (for jeans accessories) (c)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046

Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (e)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018

Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014

Calvin Klein (for men’s swimwear)	Worldwide	12/31/2014

Lifeguard® (for wearing apparel excluding underwear and loungewear) (f)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030

(a)	Licensed in perpetuity from Speedo International, Ltd. (“SIL”).

(b)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(c)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK/Calvin Klein “bridge” line of sportswear and accessories in Europe. In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See “-Trademarks and Licensing Agreements.”

(d)	By agreement dated January 31, 2008, the Company acquired the rights to operate CK/Calvin Klein retail stores for the sale of bridge and jeans accessories (in countries constituting Europe, Asia and Central and South America (excluding Mexico)) as well as the rights to operate CK/Calvin Klein independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories in the Americas (excluding Mexico), Europe and Asia. See “Trademarks and Licensing Agreements”

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term beyond the current expiration date of December 31, 2013 (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(f)	Expiration date reflects four successive renewal options of five years each (each subject to compliance with certain terms and conditions).
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
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to “Fiscal 2009” refer to the operations for the twelve months ended January 2, 2010. References to “Fiscal 2008” refer to the operations for the twelve months ended January 3, 2009. References to “Fiscal 2007” refer to the operations for the twelve months ended December 29, 2007. References to “Fiscal 2006” refer to the operations for the twelve months ended December 30, 2006. References to “Fiscal 2005” refer to the operations for the twelve months ended December 31, 2005. There were 52 weeks per year for each of Fiscal 2005 through Fiscal 2007 and Fiscal 2009 and 53 weeks in Fiscal 2008.
Warnaco Group, Warnaco Inc. (“Warnaco”), the principal operating subsidiary of Warnaco Group and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”).
Acquisitions, Dispositions and Discontinued Operations
Acquisitions
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of 2009, the Company finalized agreements to acquire the remaining 49% of the equity of its Brazilian subsidiary and acquired the assets and assumed the leases of eight retail stores that sell Calvin Klein products (including jeanswear and underwear) in Brazil, effective October 1, 2009. Prior to the consummation of the acquisition of the remaining 49% of the equity of the Brazilian subsidiary, the subsidiary paid a dividend of 7 million Brazilian Real (approximately $4 million), representing the distribution of the Brazilian partners’ accumulated equity in the subsidiary through September 30, 2009. The Company made an initial payment of 21 million Brazilian Real (approximately $12 million based on the currency exchange rate on the date of acquisition) to acquire the equity of the Brazilian subsidiary and the retail stores. The Company may be required to make three future annual payments totaling up to 43 million Brazilian Real (approximately $24 million) through March 31, 2012, which are contingent on the operating activity of the subsidiary through December 31, 2011. Based on the operating income achieved by the Brazilian subsidiary in the fourth quarter of 2009, the first payment of 6 million Brazilian Real (approximately $3.5 million) will be paid by March 31, 2010. The consummation of the Brazilian acquisitions continues the Company’s strategy of expansion of its operations in South America. See Note 2 to Notes to Consolidated Financial Statements.
The Company is in the process of finalizing the allocation of the purchase price and is also in the process of finalizing the determination of the fair values of the assets acquired and liabilities assumed in the purchase of the retail stores.
Businesses in Chile and Peru: On June 10, 2009, the Company acquired from Fashion Company S.A. (formerly Clemente Eblen S.A.) and Battery S.A. (collectively, “Eblen”), for cash consideration of $2.5 million, businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company by Eblen of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru. The Company acquired these businesses in order to increase its presence in South America.

2008 CK Licenses: In connection with the consummation of the January 31, 2006 acquisition of 100% of the shares of the companies (“the CKJEA Business”) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK /Calvin Klein “bridge” line of sportswear and accessories in Europe (the “CKJEA Acquisition”), the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008. The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the “Transfer Agreement”) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (“PVH”), the parent company of Calvin Klein, Inc. (“CKI”). In connection therewith, the Company paid approximately $43.0 million (including final working capital adjustments) to, or on behalf of, PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the “2008 CK Licenses”).
The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company had entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories. During Fiscal 2008, the Company recorded $24.7 million of intangible assets related to the 2008 CK Licenses and Calvin Klein Golf license and recorded a restructuring charge (included in selling, general and administrative expenses) of $18.5 million (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business and wrote off the related remaining $0.8 million of intangible assets.
Retail Stores in China: Effective March 31, 2008, the Company acquired a business which operates 11 retail stores in China (which acquisition included the assumption of the leases related to the stores) for a total consideration of approximately $2.5 million.
See Note 2 of Notes to Consolidated Financial Statements for further discussion of acquisitions.
Dispositions and Discontinued Operations
Calvin Klein Golf and Calvin Klein Collection Businesses: During the third quarter of Fiscal 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified, as available for sale its, Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the third quarter of Fiscal 2009, the Company wrote off the carrying value of the Golf license of $0.8 million. In addition, for Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $0.2 million and expenses of $0.4 million for Fiscal 2009 in connection with the shut down of the Golf business. The Company’s Collection business had operated as a distributor of Calvin Klein Collection merchandise at retail locations in Korea both before and subsequent to the transfer of the Collection License Company to PVH. During Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $2.3 million and expenses of $3.1 million in connection with the shut down of the Collection business.
Exit of Designer Swimwear Business (except Calvin Klein): During Fiscal 2007, pursuant to an initiative to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), the Company disposed of its OP women’s and junior swimwear business. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the Company’s 2006 sale of its OP business (including the associated trademarks and goodwill) in 2006. In addition, during Fiscal 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses to InMocean Group, LLC (“InMocean”) for total consideration of approximately $25 million, of which $20.6 million was received in cash on December 28, 2007. The remaining portion of the purchase price relates to raw materials and work-in-process acquired on December 28, 2007. Cash related to raw material and work-in-process at the sale date is collected by drawing on letters of credit as the related finished goods are shipped. During Fiscal 2008, the Company recorded charges of approximately $6.9 million, primarily related to working capital adjustments associated with the disposition of these brands. The Company recorded a loss of $2.3 million related to the sale of the Catalina, Anne Cole and Cole of California businesses. As a result of these dispositions, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of January 2, 2010 and January 3, 2009.
In addition, during Fiscal 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses (all of which are components of the Company’s designer swimwear businesses). As a result, these business units have been classified as discontinued operations for all periods presented. During Fiscal 2009 and Fiscal 2008, the Company recognized gains of $0.3 million and losses of $2.0 million, respectively, (as part of “Loss from discontinued operations, net of taxes”) related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.

Lejaby Sale
On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. Pursuant to a transition services agreement (“TSA”) with Palmers, the Company operated the Canadian portion of the Lejaby business through December 10, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation as of January 2, 2010 and January 3, 2009. During Fiscal 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3.4 million related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the United States of America (“U.S.”), the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14.6 million, which was recorded as part of “Provision for income taxes” in the Company’s consolidated condensed statement of operations. In Fiscal 2009, the Company recorded a charge of $3.4 million related to the correction of an error in amounts recorded in prior periods. See Note 6 of Notes to Consolidated Financial Statements.
See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.
Business Groups
The Company operates in three business groups (segments): (i) Sportswear Group, (ii) Intimate Apparel Group, and (iii) Swimwear Group.
The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company’s business groups and for the Company on a consolidated basis. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses. The Company has revised net revenues and operating income for each of its business groups for Fiscal 2008 and Fiscal 2007 to eliminate the results of discontinued operations as discussed above.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Sportswear Group	$1,091,165	54.0%	$1,100,597	53.4%	$939,147	51.6%
Intimate Apparel Group	677,315	33.6%	702,252	34.0%	627,014	34.5%
Swimwear Group	251,145	12.4%	260,000	12.6%	253,418	13.9%

Net revenues (a), (b), (c)	$2,019,625	100.0%	$2,062,849	100.0%	$1,819,579	100.0%

(a)	International operations accounted for 54.6%, 54.4% and 49.0% of net revenues in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

(b)	Direct to consumer businesses accounted for 22.5%, 20.6% and 18.3% of net revenues in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

(c)	Sales of products bearing the Calvin Klein brand name accounted for 73.5%, 72.7% and 68.2% of net revenues in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

		% of Total Net		% of Total Net		% of Total Net
	Fiscal 2009	Revenues	Fiscal 2008	Revenues	Fiscal 2007	Revenues
	(in thousands of dollars)
Operating income (loss):
Sportswear Group	$124,950		$89,782		$97,946
Intimate Apparel Group	117,070		126,132		108,343
Swimwear Group	15,558		11,478		(24,499)
Unallocated corporate expenses (a)	(64,043)		(85,947)		(38,100)

Operating income (b)	$193,535	9.6%	$141,445	6.9%	$143,690	7.9%

(a)	Includes $20.4 million and $31.5 million of pension expense and $9.0 million of pension income for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

(b)	Includes $3.2 million, $4.3 million, $3.0 million and $1.5 million of restructuring expenses for Fiscal 2009 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, $27.8 million, $1.3 million, $3.9 million and $2.2 million of restructuring expenses for Fiscal 2008 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, and $0.1 million, $2.1 million, $29.8 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.

The following table sets forth, as of January 2, 2010 and January 3, 2009, total assets for each of the Company’s business groups, unallocated corporate/other and for the Company on a consolidated basis:

	January 2, 2010	% of Total	January 3, 2009	% of Total

Total assets:
Sportswear Group	$875,304	52.8%	$801,038	53.5%
Intimate Apparel Group	390,610	23.5%	304,724	20.4%
Swimwear Group	144,198	8.7%	147,685	9.9%
Corporate/Other	249,682	15.0%	242,646	16.2%

Total assets	$1,659,794	100.0%	$1,496,093	100.0%

Sportswear Group
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s jeanswear, sportswear and accessories. Net revenues of the Sportswear Group accounted for 54.0% of the Company’s net revenues in Fiscal 2009. The following table sets forth the Sportswear Group’s brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men’s, women’s and children’s (a) designer jeanswear (bottoms and tops) and bridge sportswear in Europe; jeans accessories in Europe and Asia and bridge accessories in Europe
Chaps	Moderate	Men’s sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear (b)

(a)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.

(b)	The Sportswear Group sub-licenses the rights to produce men’s leather outerwear to a third party.
The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts, jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. As a result of the CKJEA Acquisition, the Company has been able to expand the distribution of its Calvin Klein products in Europe and Asia, primarily in its direct-to-consumer business, to $561.2 million of Sportswear Group net revenues in Fiscal 2009 and $570.6 million of Sportswear Group net revenues in Fiscal 2008, which represent increases of 23.1% and 25.1%, respectively, over the $456.0 million of Sportswear Group net revenues in Fiscal 2007. Direct-to-consumer products accounted for 25.3% of the Sportswear segment’s Fiscal 2009 net revenues.
In addition, under the terms of the 2008 CK Licenses with CKI, the Company entered into certain license agreements with CKI whereby, among other items, the Company acquired (i) the rights to operate Calvin Klein jeans accessories retail stores in Europe, Asia and Latin America, as well as retail stores for Calvin Klein accessories in Europe; (ii) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans; (iii) e-commerce rights in Europe, Asia and Latin America for Calvin Klein jeans accessories and (iv) the right to enter into a sublicense and distribution rights for Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business.
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

The following table sets forth, as of January 2, 2010, the Sportswear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Macy’s Inc./ Carson’s/Bon Ton Stage Stores	Calvin Klein Jeans Chaps

Independent Retailers	Nordstrom/ Dillard’s Belk	Calvin Klein Jeans Calvin Klein Jeans and Chaps

Chain Stores	Kohl’s	Chaps

Membership Clubs	Sam’s Club and BJ’s Costco	Calvin Klein Jeans and Chaps Calvin Klein Jeans

Other	Military	Calvin Klein Jeans and Chaps

Europe	Company operated retail stores, stores operated under shop-in-shop and concession agreements	Calvin Klein Jeans
E1 Corte Ingles

Canada	Hudson Bay Company and Sears Costco and Sam’s Club	Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps

Mexico, Central and South America	Company operated retail stores Liverpool and Sears Sam’s Clubs Stores operated under distributor agreements	Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps Calvin Klein Jeans

Asia	Company operated retail stores, shop-in-shop/concession locations/stores under retail licenses or distributor agreements/direct wholesale distributors	Calvin Klein Jeans and Accessories
The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 46.1%, 49.8% and 45.6% of its net revenues in the first halves of Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
During Fiscal 2009, the Sportswear Group had operations in the United States, Canada, Mexico, Central and South America, Europe, Asia, Australia and South Africa. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.
The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$412,085	37.8%	$420,388	38.2%	$405,188	43.1%
International	679,080	62.2%	680,209	61.8%	533,959	56.9%

	$1,091,165	100.0%	$1,100,597	100.0%	$939,147	100.0%

Intimate Apparel Group
The Intimate Apparel Group designs, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 33.6% of the Company’s net revenues in Fiscal 2009.
The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.
The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types as of January 2, 2010:

Brand Name	Price Range	Type of Apparel
Calvin Klein Underwear	Better to premium	Women’s intimate apparel and sleepwear and men’s underwear and loungewear
Warner’s	Moderate to better	Women’s intimate apparel
Olga	Moderate to better	Women’s intimate apparel
Olga’s Christina	Better	Women’s intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women’s intimate apparel
The Calvin Klein Underwear women’s lines consist primarily of women’s underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men’s lines consist primarily of men’s underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group (“NPD”), a market research firm, Calvin Klein men’s underwear was the number two selling brand of men’s underwear in Fiscal 2009 and Fiscal 2008 in U.S. department stores participating in the surveys. For women’s underwear, Calvin Klein was the number four and number three selling brand of panties in Fiscal 2009 and Fiscal 2008, respectively, in U.S. department stores participating in the surveys. Calvin Klein was the number five selling brand of bras in Fiscal 2009 and Fiscal 2008 in U.S. department stores participating in the surveys.
The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, the Company’s “CKU.com” internet website and, to a lesser extent, specialty stores. The Intimate Apparel Group’s Calvin Klein direct to consumer business has experienced rapid growth and accounted for $162.5 million of the Intimate Apparel Group’s net revenues in Fiscal 2009 and $146.3 million of the Intimate Apparel Group’s net revenues in Fiscal 2008, representing increases of 41.9% and 27.8%, respectively, compared to $114.5 million of the Intimate Apparel Group’s net revenues in Fiscal 2007. In addition, the Company uses its design and sourcing expertise to produce private label intimate apparel for customers that may not carry the Company’s branded products.
The following table sets forth, as of January 2, 2010, the Intimate Apparel Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Macy’s Inc. Carson’s/Bon-Ton	Warner’s, Olga’s Christina,Olga and Calvin Klein Underwear

Independent Retailers	Nordstrom, Dillard’s, and Belk	Calvin Klein Underwear

Chain Stores	Kohl’s, JCPenney and Sears	Warner’s, Olga, and private label

Membership Clubs	Costco and Sam’s Club	Warner’s and Calvin Klein Underwear

Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart Costco Company operated retail stores	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Calvin Klein Underwear Calvin Klein Underwear

Mexico, Central and South America	Liverpool, Palacio de Hierro, Suburbia and Sears Sam’s Clubs Costco Company operated retail stores	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Warner’s Calvin Klein Underwear Calvin Klein Underwear

Channels of Distribution	Customers	Brands
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Calvin Klein Underwear
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear

Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear
The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 47.3%, 48.3% and 43.9% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2009, 2008 and 2007, respectively.
The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Central and South America, Europe, Asia, Australia and South Africa. The Intimate Apparel Group’s products are sourced entirely from third parties.
The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$295,283	43.6%	$308,119	43.9%	$304,765	48.6%
International	382,032	56.4%	394,133	56.1%	322,249	51.4%

	$677,315	100.0%	$702,252	100.0%	$627,014	100.0%

Swimwear Group
The Swimwear Group designs, sources and markets moderate to premium priced swimwear, swim accessories and related products and sub-licenses the Speedo label to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 12.4% of the Company’s net revenues in Fiscal 2009.
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

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. At the 2008 U.S. Olympic Swim Trials in Omaha, Nebraska a total of nine world records were set at these Trials and all by athletes wearing Speedo swimwear. During the 2008 Summer Olympics in Beijing, China, the world’s top swimmers wore Speedo swimwear. In total, 91% (29 gold medals) of all swimming gold medals and 86% of all swimming medals awarded in Beijing were won by athletes wearing Speedo swimwear.
Speedo competitive swimwear is primarily distributed through sporting goods stores, team dealers, swim specialty shops and the Company’s “SpeedoUSA.com” internet website. Speedo competitive swimwear accounted for approximately 20.3% of the Swimwear Group’s net revenues in Fiscal 2009.
The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the Company’s “SpeedoUSA.com” internet website. Speedo fashion swimwear and related products accounted for approximately 26.5% of the Swimwear Group’s net revenues in Fiscal 2009.
Speedo accessories, including swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $71.1 million of net revenues in Fiscal 2009, or approximately 28.3% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $26.6 million (10.6% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products. In addition, the “SpeedoUSA.com” internet website generated approximately $9.2 million of net revenues (3.7% of the Swimwear Group’s net revenues).
The Company designs, sources and sells a broad range of Calvin Klein fashion swimwear and beachwear for men and women. Calvin Klein swimwear is distributed through department stores and independent retailers in the U.S., Mexico, Canada and Europe. Calvin Klein swimwear accounted for approximately 10.7% of the Swimwear Group’s net revenues in Fiscal 2009.
The following table sets forth, as of January 2, 2010, the Swimwear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc.	Speedo swimwear and accessories, Calvin Klein swimwear

Independent Retailers	Nordstrom, Dillard’s, and Belk	Speedo swimwear, Calvin Klein swimwear

Chain Stores	JCPenney, Kohl’s and Sears	Speedo swimwear and accessories,

Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories

Mass Merchandisers	Target	Speedo accessories

Other	Military, Victoria’s Secret Catalog and The Sports Authority, team dealers	Speedo swimwear and accessories, Lifeguard, Calvin Klein swimwear

Canada	Hudson Bay Company and Sears Costco and Sam’s Clubs	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Mexico, Central and South America	Liverpool, Palacio De Hierro, Marti, Wal-Mart and Costco	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Europe	El Corte Ingles, House of Fraser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear

The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 67.8%, 70.1% and 69.9% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. All of the Swimwear Group’s products are sourced from third-party contractors primarily in the U.S., Mexico, Europe and Asia.
The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)
Net revenues:
United States	$209,317	83.3%	$213,696	82.2%	$217,199	85.7%
International	41,828	16.7%	46,304	17.8%	36,219	14.3%

	$251,145	100.0%	$260,000	100.0%	$253,418	100.0%

Customers
The Company’s products are widely distributed to department and specialty stores, independent retailers, chain stores and membership clubs in North America, Asia, Europe, South America, Australia and South Africa. No single customer accounted for more than 7% of the Company’s net revenue in Fiscal 2009. No single customer accounted for more than 7% of the Company’s net revenue in Fiscal 2008. No single customer accounted for more than 8% of the Company’s net revenue in Fiscal 2007.
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
Total advertising, marketing and promotion expense (including cooperative advertising programs whereby the Company reimburses customers for a portion of the cost incurred by the customer in placing advertisements featuring its products) was $100.2 million, $118.8 million and $99.1 million for Fiscal 2009, Fiscal 2008 and 2007, respectively. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals, individual in-store promotions and magazine and other print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers and divers who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand. The Company’s Swimwear Group incurred approximately $3.4 million of marketing expenses in Fiscal 2008 primarily related to programs associated with the Summer Olympics in Beijing, China during August 2008.
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
Distribution
As of January 2, 2010, the Company distributed its products to its wholesale customers and retail stores from various distribution facilities and distribution contractors located in the U.S. (eight facilities), Canada (one facility), Mexico (one facility), China (two facilities), Hong Kong (two facilities), Italy (two facilities), Korea (two facilities), Australia (one facility), the Netherlands (one facility), Argentina (one facility), Brazil (two facilities), Chile (one facility) and Peru (one facility). Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. The Company owns one, leases eleven and uses third-party services for thirteen of its distribution facilities. See Item 2. Properties.
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
Substantially all of the Company’s products sold in North America, South America and Europe are imported and are subject to various customs laws. See “-Government Regulations.” The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.
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
Trademarks and Licensing Agreements
The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein Jeans, licensed for terms extending through 2044 (in the U.S.) and 2046 (in Europe and Asia). The Company’s Core Brands (as defined below) have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 82 years, and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner’s and Olga brands have been in existence for 137 and 70 years, respectively, and Calvin Klein and Chaps have each been in existence for more than 25 years.
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
Intimate Apparel Group
All of the Calvin Klein trademarks (including all variations and formatives thereof) for all products and services in the Intimate Apparel Group are owned by the Calvin Klein Trademark Trust. The trust is co-owned by CKI and the Company. The Class B and C Series Estates of the trust correspond to the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel, loungewear and sleepwear and are owned by the Company. Accordingly, as owner of the Class B and C Estate Shares of the trust corresponding to these product categories, the Company is the beneficial owner of the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel, loungewear and sleepwear throughout the entire world.
Sportswear Group
The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America, Europe, Asia and Australia.
In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial terms of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the U.S., Mexico and Canada. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed above and in “- Acquisitions, Dispositions and Discontinued Operations”).
In January 2006, as part of the CKJEA Acquisition, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with CKI (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, “bridge” apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting the European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046, provided the Company achieves certain minimum sales targets.
In connection with the CKJEA Acquisition, the Company also acquired the licenses to develop, manufacture, distribute and market, and to open retail stores to sell, jeans apparel and accessories under the Calvin Klein and/or CK/Calvin Klein trademark and service mark in the forms of the logos Calvin Klein Jeans and/or CK/Calvin Klein Jeans in Japan, China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia) and parts of Western Europe, the Middle East, Egypt, Eastern Europe and Southern Africa. These licenses also extend through December 31, 2046, provided the Company achieves certain minimum sales targets.
In January 2008, the Company acquired rights pursuant to the 2008 CK Licenses which include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operated Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company had entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business.

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
The Company also has a license to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein and CK Calvin Klein trademarks in the approved forms as designated by the licensor worldwide and men’s swimwear under the Calvin Klein mark in the form designated by the licensor worldwide. During Fiscal 2009, the Company extended these licenses for a further five-year term expiring on December 31, 2014 by exercising its five-year renewal option for each license.
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
International Operations
In addition to its operations in the U.S., the Company has operations in Canada, Mexico, Central and South America, Europe, Asia, Australia and Africa. The Company’s products are sold in over 100 countries worldwide. Each of the Company’s international operations engages in sales, sourcing, distribution and/or marketing activities. International operations generated $1,102.9 million, or 54.6% of the Company’s net revenues in Fiscal 2009 compared with $1,120.6 million, or 54.3% of the Company’s net revenues in Fiscal 2008 and $892.4 million, or 49.0% of net revenues, in Fiscal 2007. International operations generated operating income of $140.7 million, $135.2 million and $141.5 million (representing 54.6%, 59.4% and 77.8%, respectively, of the operating income generated by the Company’s business groups) in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Operating income from international operations includes $5.0 million, $28.1 million and $3.9 million of restructuring charges in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.
The movement of foreign currency exchange rates affects the Company’s results of operations. For further discussion of certain of the risks involved in the Company’s foreign operations, including foreign currency exposure, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.

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
Employees
As of January 2, 2010, the Company employed approximately 5,400 employees, approximately 13% of whom were either represented by labor unions or covered by collective bargaining agreements. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements. During Fiscal 2009, the Company reduced its workforce by 232 employees as part of a reduction in force initiative which commenced in the fourth quarter of 2008 and in connection with the consolidation of its European operations. See Note 4 to Notes to Consolidated Financial Statements.
Backlog
As relates to its continuing operations, the Company’s Swimwear Group (due to the seasonal nature of its operations) had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $105.0 million as of January 2, 2010 and $130.0 million as of January 3, 2009. A substantial portion of net revenues of the Company’s other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Executive Officers of the Registrant
The executive officers of the Company, their age and their position as of February 22, 2010 are set forth below:

Name	Age	Position

Joseph R. Gromek	63	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	51	Executive Vice President and Chief Financial Officer
Helen McCluskey	54	President—Intimate Apparel and Swimwear Groups
Dwight Meyer	57	President—Global Sourcing, Distribution and Logistics
Frank Tworecke	63	President—Sportswear Group
Stanley P. Silverstein	57	Executive Vice President—International Strategy and Business Development
Jay A. Dubiner	46	Senior Vice President, General Counsel and Secretary
Elizabeth Wood	48	Senior Vice President—Human Resources
Mr. Gromek has served as the Company’s President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc., a clothing retailer. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is a member of the Board of Directors of Wolverine World Wide, Inc., a footwear and apparel company. Mr. Gromek also serves on the Board of Directors of Volunteers of America, Ronald McDonald House, Stanley M. Proctor Company and the American Apparel & Footwear Association; as a member of the Board of Governors of the Parsons School of Design; as a member of the Board of Trustees of the Trevor Day School and as a member of the Advisory Board of the Fashion Institute of Technology.
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
Mr. Tworecke joined the Company as Group President-Sportswear in May 2004. From November 1999 to April 2004, Mr. Tworecke served at Bon-Ton Stores, a department store operator—from June 2000 to April 2004 as President and Chief Operating Officer and from November 1999 to June 2000 as Vice Chairman. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other specialty and department store retailers including MGR, Inc., Rich’s Lazarus Goldsmith (now known as Macy’s), and John Wanamaker. In addition, Mr. Tworecke is a member of the Board of Advisors of Grafton-Fraser Inc., a private, Toronto-based mens’ apparel retailer, and a member of the Business Advisory Council of the Department of Applied Economics and Management of Cornell University.
Mr. Silverstein currently serves as the Company’s Executive Vice President-International Strategy and Business Development. From March 2005 until January 2006, Mr. Silverstein served as our Executive Vice President-Corporate Development. From March 2003 to March 2005, Mr. Silverstein served as our Senior Vice President-Corporate Development and served as our Chief Administrative Officer from December 2001 until January 2006. Mr. Silverstein served as the Company’s Vice President and General Counsel from December 1990 until February 2003 and as its Secretary from January 1987 until May 2003. In May 2004, Mr. Silverstein, without admitting or denying the findings, entered into a settlement with the Securities and Exchange Commission (“SEC”) pursuant to which the SEC found that Mr. Silverstein had willfully aided and abetted and caused certain violations by the Company of the federal securities laws and issued an administrative order requiring that Mr. Silverstein cease and desist from causing any violations and any future violations of such laws.

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
In addition, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
In addition, our stock price has experienced, and could continue to experience in the future, significant declines and volatility. For example, during the period between May 15, 2008 and February 22, 2010 the trading price of our common stock as reported on the New York Stock Exchange ranged from a high of $53.89 to a low of $12.22. Our stock price may fluctuate as a result of many factors (many of which are beyond our control), including recent global economic conditions and broad market fluctuations, public perception of the prospects for the apparel industry and other factors described in this Item 1A.
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
We have significant foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won, Mexican peso and Brazilian real) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar and Chinese yuan) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
Certain of our foreign operations purchase products from suppliers denominated in U.S. dollars and Euros, which may expose such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Euro, Canadian dollar, British pound, Korean won and Mexican peso. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors purchase and sell products in the same market and the cost of certain items required in our operations. In addition, certain of our foreign operations have receivables or payables denominated in currencies other than their functional currencies, which exposes such operations to foreign exchange losses as a result of foreign currency fluctuations. We have instituted foreign currency hedging programs to mitigate the effect of foreign currency fluctuations on our operations. However, management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which could have an adverse effect on our business, results of operations and financial condition.
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
Prices in the apparel industry have been declining over the past several years, primarily as a result of the trend to move manufacturing operations offshore, the elimination of certain trade quotas, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry. We and our competitors source a significant portion of products from developing countries to achieve lower costs, primarily because labor costs are lower offshore. Certain of our competitors may be able to source their products at lower costs than ours, and use these cost savings to reduce their prices. Prices may also decline as a result of new manufacturing technologies (which enable manufacturers to produce goods on a more cost effective basis), increases in sales through the mass retail channel of distribution (which retailers seek to sell their products at discounted prices) or consolidation in the retail industry (which could result in larger customers with greater negotiating leverage).
To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. In addition, certain of our customers seek allowances, incentives and other forms of economic support. Our profitability may be negatively affected by these pricing pressures if we are forced to reduce our prices but are unable to reduce our production or other operating costs. Similarly, our margins may also suffer if our production costs increase and we are unable to increase the prices we charge for our products.
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
The apparel industry is extremely competitive. We compete with many domestic and foreign apparel manufacturers and distributors, some of which are larger, more diversified and have greater financial and other resources than us. This competition could cause reduced unit sales or prices, or both, which could adversely affect us. We compete on the basis of a variety of factors, including:
•	product quality;

•	brand recognition;

•	price;

•	product differentiation (including product innovation);

•	sourcing and distribution expertise and efficiency;

•	marketing and advertising; and

•	customer service.
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

Shortages in the supply of sourced goods, difficulties encountered by the third parties that source certain of our products, or interruptions in production facilities owned by our third party contractors or in our distribution operations could result in difficulty in procuring, producing and distributing our products.
We seek to secure and maintain favorable relationships with the companies that source our products and to ensure the proper operation of production facilities owned by third party contractors. We generally utilize multiple sources of supply. An unexpected interruption in the supply of our sourced products, including as a result of a disruption in operations at any of our production facilities owned by third party contractors or distribution facilities or at the facilities which source our products, our failure to secure or maintain favorable sourcing relationships, shortages of sourced goods or disruptions in shipping, could adversely affect our results of operations until alternate sources or facilities can be secured. In addition, any delay in the completion of our new consolidated distribution facility in the Netherlands, or any construction issues, problems relating to equipment, systems failures or difficulties with the Company’s transition to the use of this facility could result in delays of shipments to our customers and additional costs to us. Any of the events noted above could result in difficulty in procuring or producing our products on a cost-effective basis or at all, which could have an adverse effect on our results of operations.
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
Net revenues from our ten largest customers represented approximately 31.6% and 29.4% of our worldwide net revenues during Fiscal 2009 and Fiscal 2008, respectively. No one customer accounted for 10% or more of our Fiscal 2009 or 2008 net revenues.
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
As of January 2, 2010, approximately 66% of our revenues was derived from sales of products which we design, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.
Certain of our license agreements, including the license agreements with Speedo International, Ltd., CKI and Polo Ralph Lauren, Inc require us to make minimum royalty payments, meet certain minimum sales thresholds, subject us to restrictive covenants, require us to provide certain services (such as design services) and may be terminated or not renewed if certain of these conditions are not met. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. The termination or non-renewal of certain of these license agreements could have an adverse effect on our business, results of operations or financial condition.
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
The Calvin Klein brand name is significant to our business. Sales of over 73% of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.
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
We may have additional tax liabilities.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of our tax liabilities as a result of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.
Changing international trade regulation may increase our costs and limit the amount of products or raw materials that we may import from or export to a given country.
Substantially all of our operations are subject to bilateral textile agreements. These agreements include free trade agreements and other preference agreements with and between various countries. Our non-compliance with, or changes associated with, such agreements and regulations may limit the amount of products that may be imported from a particular country or may impact our ability to obtain favorable duty rates, which could impair our ability to source our products on a cost-effective basis.

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
Our foreign operations subject us to risks customarily associated with foreign operations. As of January 2, 2010, we sold our products throughout the world and had warehousing and distribution facilities in twelve countries. We also source our products from third-party vendors substantially all of which are based in foreign countries. For Fiscal 2009, we had net revenues outside of the U.S. of $1,102.9 million, representing 54.6% of our total net revenues, with the majority of these sales in Europe and Asia. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:
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
As of January 2, 2010, we had total debt of approximately $210.7 million. During August 2008, we entered into the New Credit Agreements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements), which are revolving lines of credit, initially totaling $300.0 million. At January 2, 2010, there was a total of $0.2 million outstanding loans under the New Credit Agreements. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, the New Credit Agreements are subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.
The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing the Company’s 8 7/8% Senior Notes due 2013 (“Senior Notes”) and the New Credit Agreements each contain a number of significant restrictions and other covenants, including financial covenants (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements). In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.
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
We maintain, among other plans, a defined benefit pension plan for certain U.S.-based employees, who completed service prior to January 1, 2003. The plan provides for specified payments after retirement. Under our direction, our U.S. pension plan invests in a variety of assets including marketable equity and debt securities, mutual funds and pooled investment accounts and limited partnerships. The value of these pension plan investments may fluctuate due to, among other things, changing economic conditions, interest rates and investment returns, and we cannot predict with certainty the value that any individual asset or investment will have in the future. Decreases in the value of U.S. pension plan investments can have a significant effect on our results of operations in the fourth quarter of each fiscal year because they increase our pension expense and our unfunded pension liability. Moreover, as a result of such decreases, we may be required to make larger cash contributions to the U.S. pension plan in the future, which could limit us from making investments in our business, reduce cash available to fund operations or service our indebtedness, or otherwise be detrimental to our results of operations and financial condition.
Businesses that we may acquire may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.
From time to time, we evaluate potential acquisition opportunities to support and strengthen our business. We may not be able to realize all or a substantial portion of the anticipated benefits of acquisitions that we may consummate. Newly acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, acquired businesses may be adversely affected by the risks described in this Item 1A, or other risks, including as a result of factors of which we are not currently aware.
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
The Company periodically implements restructuring initiatives in order to streamline its operations and increase its profitability. Restructuring initiatives may be expensive and time consuming and may not achieve desired goals. In addition, certain restructuring initiatives (such as reductions in workforce and the relocation of facilities and functions from one location to another), if not successfully implemented, may have an adverse effect on our results of operations or financial condition.
We have restated certain financial statements in the past and in certain prior periods we have had insufficient disclosure controls and procedures and internal control over financial reporting, the recurrence of which could impair our ability to provide timely and reliable financial information in the future and have a negative effect on our business and stock price.
In Fiscal 2006, we identified material weaknesses in our internal control over financial reporting and, as a result of such material weaknesses, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective. We were also required to restate our Fiscal 2005 and quarter ended April 1, 2006 financial statements (including restatements required in connection with the identified material weaknesses). Although we have, in each case, taken actions that we believe have effectively remediated the material weaknesses identified, and our management has concluded that our internal control was effective as of January 2, 2010 and January 3, 2009, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal control over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal control and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The Company’s principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016) and a second lease expiring February 2020. In addition to the Company’s executive offices, the Company leases offices in California and Connecticut pursuant to leases that expire between 2015 and 2020.
As of January 2, 2010, the Company owned or leased five primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased seven international, warehousing and distribution facilities in Brazil (two), Canada (one), Mexico (one), the Netherlands (one), Italy (one), and Argentina (one). Some of the Company’s warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities. The owned domestic facility is subject to liens in favor of the lenders under the New Credit Agreements. Eleven of the Company’s facilities are leased with terms expiring between 2010 and 2025, except for certain leases which operate on a month-to-month basis. The Company sold its manufacturing, warehousing and distribution facilities in France in February 2008 as part of the sale of the Lejaby business. See Item 1. Acquisitions, Dispositions and Discontinued Operations — Dispositions and Discontinued Operations. In addition, in connection with the consolidation of its European operations during Fiscal 2009, the Company entered into a 15-year lease for a distribution center in the Netherlands.
The Company leases sales offices in a number of major cities, including Los Angeles and New York in the U.S.; Rio Piedras, Puerto Rico, Buenas Aires, Argentina, Melbourne, Australia, Brussels, Belgium, Sao Paulo, Brazil, Copenhagen, Denmark, London, England; Madrid, Spain; Toronto, Canada; Paris and Toulouse, France; Dusseldorf, Germany; Shanghai and Beijing, China; Hong Kong; Seoul, Korea, Florence, Italy; Milan, Italy, Santiago, Chile, Amersfoort, Netherlands, Mexico City, Mexico, Lima, Peru, and Zurich, Switzerland. The sales office leases expire between 2010 and 2020 and are generally renewable at the Company’s option. As of January 2, 2010, the Company leased 1,097 retail store sites in the U.S., Canada, Mexico, Central and South America, Europe, Australia and Asia. The retail store leases expire between 2010 and 2018 (except for one retail store lease which expires in 2028) and are generally renewable at the Company’s option.
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
Lejaby Claims: On March 10, 2008, the Company sold its Lejaby business to Palmers. The purchase price paid by Palmers for the Lejaby business was subject to certain post-closing adjustments, including adjustments for working capital. The Company and Palmers have been unable to agree on the amount of these adjustments to the purchase price. The Company expects that the matter will be settled by an independent arbitrator. Palmers also has filed an action against the Company alleging that, as a result of the Company making certain misrepresentations, the sale agreement is null and void. The Company believes that the Palmers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it is adequately reserved for these claims.
Tyr Litigation: On May 12, 2008, Tyr Sport, Inc. (“Tyr Sport”) filed an action against the Company and certain third-party co-defendants alleging restraint of trade and false advertising in connection with the Speedo LZR Racer swimsuit. Certain of Tyr Sport’s false advertising claims were dismissed pursuant to a motion to dismiss filed by the Company and its co-defendants. Further, on December 31, 2009, the Company and its co-defendants filed a motion for summary judgment relating to all of Tyr Sport’s remaining claims. The Company believes that Tyr Sport’s lawsuit is without merit and continues to defend itself vigorously. The Company believes that it is adequately reserved in this matter.
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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Beginning on May 15, 2008, the Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “WRC”. Previous to that date, the Company’s Common Stock was traded on the NASDAQ Global Select Market under the ticker symbol “WRNC” and had been traded on NASDAQ since February 5, 2003 following the Company’s emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the New York Stock Exchange or NASDAQ Composite Tape from January 1, 2008 through February 22, 2010:

	High	Low

2008
First Quarter	$44.74	$28.70
Second Quarter	$51.22	$40.50
Third Quarter	$53.89	$36.38
Fourth Quarter	$39.76	$12.22

2009
First Quarter	$27.60	$15.99
Second Quarter	$36.42	$24.02
Third Quarter	$45.75	$30.17
Fourth Quarter	$44.97	$39.45

2010
First Quarter (through February 22, 2010)	$47.07	$37.86
As of February 22, 2010, there were 14,195 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.
The last reported sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on February 22, 2010 was $41.81 per share. The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock (See Note 12 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements — Senior Notes).
Repurchases of Shares
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of Common Stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under the 2007 Share Repurchase Program will be made from time to time over a period of up to four years beginning from the date the program was approved. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time. No shares were repurchased during Fiscal 2009 under the 2007 Share Repurchase Program. During the fourth quarter of Fiscal 2008, under the 2007 Share Repurchase Program, the Company repurchased a total of 943,000 shares in the open market. No other shares were repurchased in Fiscal 2008 under the 2007 Share Repurchase Program. During Fiscal 2007, the Company purchased a total of 566,869 shares. At January 2, 2010, there were 1,490,131 shares remaining for repurchase under the 2007 Share Repurchase Program.
In addition, an aggregate of 1,650 shares included below as repurchased during the fourth quarter of Fiscal 2009 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.

The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter of 2009:

			Total Number	Number of Shares
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Repurchased
	of Shares	Price Paid	Part of Publicly	Under the
Period	Repurchased	per Share	Announced Plan	Announced Plans

October 4, 2009 - October 31, 2009	429	$42.17	—	1,490,131

November 1, 2009 - November 28, 2009	596	$42.18	—	1,490,131

November 29, 2009 - January 2, 2010	625	$43.19	—	1,490,131

Item 6.	Selected Financial Data.
The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2009, Fiscal 2008, Fiscal 2007, Fiscal 2006 and Fiscal 2005. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2008, which had 53 weeks.
For all periods presented, income from continuing operations excludes the results of the Company’s discontinued operations (i.e. Calvin Klein Golf, Calvin Klein Collection, Nautica, Michael Kors, Private Label, Lejaby, Anne Cole, Cole of California, Catalina, OP, JLO, Lejaby Rose, Axcelerate Activewear and its three Speedo retail outlet store businesses). The results of operations of these business units are presented separately in the following table.
The information set forth in the following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in millions, except per share data)

Statement of operations data:
Net revenues	$2,019.6	$2,062.8	$1,819.6	$1,611.2	$1,259.5
Gross profit	864.3	920.8	749.7	629.2	428.7
Selling, general and administrative expenses	638.9	738.2	601.7	500.0	335.5
Amortization of intangible assets	11.0	9.4	13.2	12.3	4.0
Pension expense (income)	20.9	31.6	(8.8)	(2.4)	1.2

Operating income	193.5	141.4	143.7	119.2	88.0
Other (income) loss	1.9	1.9	(7.1)	(2.9)	0.7
Interest expense	23.9	29.5	37.7	38.5	22.4
Interest income	(1.2)	(3.1)	(3.8)	(2.9)	(3.6)
Income from continuing operations	102.2	51.0	86.9	66.5	43.2
Income (loss) from discontinued operations, net of taxes	(6.2)	(3.8)	(7.8)	(15.7)	6.3
Net income	96.0	47.3	79.1	50.8	49.5

Net income applicable to Common Stock	96.0	47.3	79.1	50.8	49.5
Dividends on Common Stock	—	—	—	—	—

Per share data:
Income from continuing operations
Basic	$2.22	$1.11	$1.90	$1.45	$0.94
Diluted	2.19	1.08	1.84	1.42	0.92
Income (loss) from discontinued operations, net of taxes
Basic	(0.13)	(0.08)	(0.17)	(0.34)	0.14
Diluted	(0.14)	(0.08)	(0.17)	(0.34)	0.13
Net income
Basic	2.09	1.03	1.73	1.11	1.08
Diluted	2.05	1.00	1.67	1.08	1.06
Dividends declared	—	—	—	—	—

Shares used in computing earnings per share
Basic	45,433,874	45,351,336	44,908,028	45,719,910	45,872,308
Diluted	46,196,397	46,595,038	46,618,307	46,882,399	46,804,053

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in millions, except per share data)

Other data:
Cash flows from operating activities	$264.9	$125.9	$160.4	$86.7	$138.1
Cash flows from investing activities	(52.6)	(44.3)	(20.8)	(187.1)	(36.7)
Cash flows from financing activities	(40.9)	(120.7)	(121.7)	99.7	(0.1)
Depreciation and amortization	46.8	46.2	65.3	47.6	30.7
Capital expenditures	42.8	41.0	41.8	30.2	36.7
Ratio of earnings to fixed charges (a)	3.4	2.6	2.6	2.3	2.7

	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
	(Dollars in millions, except per share data)

Balance sheet data:
Working capital	$560.2	$474.6	$588.0	$453.9	$494.8
Total assets	1,659.8	1,496.1	1,606.5	1,681.0	1,220.1
Long-term debt (b)	112.8	163.8	310.5	332.5	210.0
Stockholders’ equity	916.1	787.7	772.9	682.9	629.5

(a)	For the purposes of computing the ratio of earnings of fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges, less non-controlling interest in pre-tax income and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor.

(b)	Does not include current maturities of Senior Notes or long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of January 2, 2010, the Company operated 1,097 Calvin Klein retail stores worldwide (consisting of 131 full price free-standing stores, 109 outlet free-standing stores, three on-line stores and 857 shop-in-shop/concession stores) and three on-line internet stores: SpeedoUSA.com, Calvinkleinjeans.com and CKU.com. As of January 2, 2010, there were also 624 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction.
•	Leverage the Company’s international platform. The Company’s international design, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. In Fiscal 2009 the Company derived over 54% of its net revenue from its foreign business. The Company believes that there are opportunities for significant continued growth in Europe, Asia and South America.
•	Grow the Company’s direct- to- consumer business. As noted above, as of January 2, 2010, the Company had (either directly or through licensees) 1,724 direct-to-consumer outlets throughout the world. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia.
The Company notes the following significant highlights with respect to Fiscal 2009:
•	Net revenue decreased $43.2 million, or 2.1%, to $2,019.6 million for Fiscal 2009, reflecting decreases of $9.4 million, $24.9 million, and $8.9 million in the Sportswear Group, the Intimate Apparel Group and the Swimwear Group, respectively. Net revenue includes a decrease of $85.0 million due to the adverse effect of fluctuations in foreign currency exchange rates (see below). In addition, Fiscal 2008 benefitted from one additional week of operating activity as Fiscal 2009 contained fifty-two weeks of operations while Fiscal 2008 contained fifty-three weeks of operations. Net revenues related to the extra week of operations during Fiscal 2008 were approximately $23.0 million. Net revenues were favorably affected by the Company’s use of its diversified channels of distribution which helped it to mitigate the effects of the challenging global economy.
•	Operating income increased $52.1 million, or 36.8%, to $193.5 million for Fiscal 2009 from $141.4 million for Fiscal 2008. Operating income includes a decrease of $40.5 million due to the adverse effect of fluctuations in foreign currency exchange rates (see below). Operating income includes restructuring charges of $12.1 million for Fiscal 2009. Operating income for Fiscal 2008 includes restructuring expenses of $35.3 million, including a charge of $18.5 million (the “Collection License Company Charge”) recorded in the Sportswear segment related to the transfer of the Collection License Company to PVH. The increase in operating income, despite a decline in net revenues, for Fiscal 2009 as compared to Fiscal 2008, was primarily due to a reduction in selling, general and administrative costs of $99.3 million.

•	Both net revenues and operating income for Fiscal 2009 were negatively affected by fluctuations in foreign currencies. On average, for Fiscal 2009 compared to Fiscal 2008, the U.S. dollar strengthened relative to the functional currencies of countries where the Company conducts a majority of its operations overseas (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso), as follows: the U.S. dollar strengthened relative to the Euro by 5%, the Korean Won by 15%, the Canadian Dollar by 7%, and the Mexican Peso by 19%, respectively. (see Part II Item 7A. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).
•	Income from continuing operations for Fiscal 2009 was $2.19 per diluted share, a 102.8% increase compared to the $1.08 per diluted share for Fiscal 2008. Included in income from continuing operations for Fiscal 2009 are restructuring charges of $8.6 million (net of income tax benefits of $3.5 million), or $0.19 per diluted share and pension expense of $12.7 million (net of income tax benefits of $8.2 million) or $0.27 per diluted share. Income from continuing operations for Fiscal 2008 included an estimated tax charge of approximately $14.6 million, or $0.31 per diluted share, related to the repatriation, to the U.S., of the proceeds received in connection with the sale of the Company’s Lejaby business, net of adjustments for working capital, as well as restructuring charges of $31.1 million (net of income tax benefit of $4.2 million), or $0.67 per diluted share and pension expense of $19.0 million (net of income tax benefits of $12.6 million) or $0.41 per diluted share.
•	During the third quarter of 2009, the Federation Internationale de Natation (“FINA”), the international federation recognized by the International Olympic Committee for administering swimming competitions, as well as other professional and academic swimming organizations, banned the use of body-length swimsuits made of fabrics that were not woven. The Company’s Speedo LZR Racer and other similar racing swimsuits were among the swimsuits that were banned by FINA. In response to the FINA ruling, the Company wrote off a total of $3.6 million of inventory of its LZR Racer and other similar racing swimsuits during the third quarter of 2009. Income from continuing operations included a charge, related to this inventory write off, of $2.2 million (net of income tax benefits of $1.4 million), or $0.05 per diluted share for Fiscal 2009. The Company has developed a new LZR Racer Elite swimsuit, which meets competitive swimming requirements.
•	During 2009, in order to align its cost structure to match economic conditions, the Company continued its workforce reduction, which commenced in the fourth quarter of Fiscal 2008. In addition, the Company reduced its workforce in connection with the consolidation of its European operations. During Fiscal 2009, these reductions resulted in the termination of 232 employees (in both the Company’s domestic and foreign operations) at a cost of approximately $8.3 million.
•	At January 2, 2010, the Company had cash and cash equivalents of $320.8 million, which exceeded its total debt of $210.7 million, by $110.1 million. Inventories at January 2, 2010 were down $72.9 million, or 22%, from the balance at January 3, 2009, reflecting the Company’s initiative to reduce inventories in light of the downturn in the global economy.

•	During Fiscal 2009, the Company shut down its Calvin Klein Golf business and classified as available for sale its Calvin Klein Collection business, both of which operated in Korea. As a result, those businesses have been classified as discontinued operations for all periods presented. See Note 3 to Notes to Consolidated Financial Statements).
•	Pursuant to its strategy of increasing its presence in South America by purchasing businesses, on June 10, 2009, the Company paid cash consideration of $2.5 million to acquire businesses relating to distribution and sale at wholesale and retail of jeanswear and underwear products bearing the Calvin Klein trademarks in Chile and Peru, including the transfer and assignment to the Company of the right to operate and conduct business at three retail locations in Chile and one retail location in Peru.
•	During the fourth quarter of 2009, the Company finalized agreements to acquire the remaining 49% of the equity of its Brazilian subsidiary and acquired the assets and assumed the leases of eight retail stores that sell Calvin Klein products (including jeanswear and underwear) in Brazil, effective October 1, 2009. Prior to the consummation of the acquisition of the remaining 49% of the equity of the Brazilian subsidiary, the subsidiary paid a dividend of 7 million Brazilian Real (approximately $4 million), representing the distribution of the Brazilian partners’ accumulated equity in the subsidiary through September 30, 2009. The Company made an initial payment of 21 million Brazilian Real (approximately $12 million based on the currency exchange rate on the date of acquisition) to acquire the equity of the Brazilian subsidiary and the retail stores. The Company may be required to make three future annual payments totaling up to 43 million Brazilian Real (approximately $24 million) through March 31, 2012, which are contingent on the operating activity of the subsidiary through December 31, 2011. Based on the operating income achieved by the Brazilian subsidiary in the fourth quarter of 2009, the first payment of 6 million Brazilian Real (approximately $3.5 million) will be paid by March 31, 2010. The consummation of the Brazilian acquisitions continues the Company’s strategy of expansion of its operations in South America. See Note 2 to Notes to Consolidated Financial Statements.

In addition to the many near-term opportunities for growth and operational improvement referenced above, the Company acknowledges that there are a number of challenges and uncertainties relating to its businesses. See Item 1A. Risk Factors and Statement Regarding Forward-Looking Disclosure.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The reported operating income, income from continuing operations and diluted earnings per share from continuing operations reflect certain items which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined by Regulation S-K section 10(e) of the Securities and Exchange Commission (“SEC”), to exclude the effect of these items. The Company’s computation of these non-GAAP measures may vary from others in its industry. These non-GAAP financial measures are not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measure to which they are reconciled, as presented in the following table:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in thousands, except per share amounts)

Operating income, as reported	$193,535	$141,445	$143,690
Restructuring charges and pension (a)	32,999	66,904	23,522
Other (b)	1,095	(11)	(1,084)

Operating income, as adjusted	$227,629	$208,338	$166,128

Income from continuing operations, as reported	$102,225	$51,046	$86,909
Restructuring charges and pension (a)	21,144	50,046	23,520
Other (b)	657	3,191	(1,084)
Taxation (c)	7,717	20,403	(4,778)

Income from continuing operations, as adjusted	$131,743	$124,686	$104,567

Diluted earnings per share from continuing operations, as reported	$2.19	$1.08	$1.84
Restructuring charges and pension (a)	0.46	1.05	0.51
Other (b)	0.01	0.07	(0.01)
Taxation (c)	0.16	0.44	(0.10)

Diluted earnings per share from continuing operations, as adjusted	$2.82	$2.64	$2.24

(a)	This adjustment seeks to present the Company’s consolidated condensed statement of operations on a continuing basis without the effects of restructuring charges of $12,126, $35,260 and $32,360 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, and pension expense of $20,873 and $31,644 for Fiscal 2009 and Fiscal 2008, respectively, and pension income of $8,838 for Fiscal 2007.

(b)	For Fiscal 2009, this adjustment seeks to present the Company’s consolidated condensed statement of operations on a continuing basis without the effect of an additional amortization charge of $1,095 recorded during Fiscal 2009 which amount related to the correction of amounts recorded in prior periods in connection with the COD income error described in Note 6 of Notes to Consolidated Financial Statements. For Fiscal 2008, primarily excludes a charge of $5,329 related to the refinancing/repurchase of its debt during Fiscal 2008. For Fiscal 2007, relates to a charge of $1,084 for depreciation expense recorded in Fiscal 2008 which corrected depreciation expense for Fiscal 2007.

(c)	Adjustment to reflect the Company’s income from continuing operations at a tax rate of 33.9%, 32% and 24.9%, which reflects the Company’s tax rate for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, excluding the effect of items (a) and (b), above, and for Fiscal 2009, a non-recurring charge for amortization expense (which amount related to the correction of amounts recorded in prior periods) and certain other tax related items including, among other items, the charge related to the correction of the COD income error described in (b) above, and for Fiscal 2008, a tax charge of approximately $14,600 related to the repatriation to the United States of the net proceeds received in connection with the sale of the Lejaby business.

The Company believes it is valuable for users of its financial statements to be made aware of the non-GAAP financial information, as such measures are used by management to evaluate the operating performance of the Company’s continuing businesses on a comparable basis and to make operating and strategic decisions. Such non-GAAP measures will also enhance users’ ability to analyze trends in the Company’s business. In addition, the Company uses performance targets based on non-GAAP operating income and diluted earnings per share as a component of the measurement of incentive compensation.
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
Revenue Recognition The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of sales to the end customer, forecasts of demand for its products and general economic and retail forecasts. The Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.
Cost of Goods Sold Cost of goods sold consists of the cost of products purchased and certain period costs related to the product procurement process. Product costs include: (i) cost of finished goods; (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) inspection, quality control and cost accounting and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) loss on seconds; (e) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (f) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in selling, general and administrative (“SG&A”) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Accounts Receivable The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of January 2, 2010 and January 3, 2009, the Company recorded $90.0 million and $87.4 million, respectively, of accounts receivable reserves.
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
Long-Lived Assets Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the purchase method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates. Adjustments to the preliminary estimates of fair value that are made within one year of an acquisition date are recorded as adjustments to goodwill. Subsequent adjustments are recorded in earnings in the period of the adjustment.
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
The Company conducted an annual evaluation of the long-lived assets of its retail stores for impairment during the fourth quarter of Fiscal 2009. None of those assets were impaired except for $0.2 million of assets in two stores in Mexico, which will be closed early in 2010. The Company recognized a loss for the full amount of that impairment in the fourth quarter of Fiscal 2009.
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

Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 2, 2010, the Company’s reporting units for purposes of applying the goodwill impairment test are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
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
Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and trademarks acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized and amortized, where appropriate, through the extension or renewal period of the asset.
Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) or impairment of any intangible assets for continuing operations for any period presented.
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

The Company accounts for uncertainty in income taxes by considering whether a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position. If so, the Company recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.
Pension Plans The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who completed service prior to January 1, 2003 (the “Pension Plan”). The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poor’s Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 6.1% for Fiscal 2009 reasonably reflects current market conditions and the characteristics of the Pension Plan. An increase or decrease of 1% in the discount rate would result in an increase/decrease of approximately $17 million in pension expense (decrease/increase in pension income) for Fiscal 2009. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.2 million in pension expense (increase/decrease in pension income) for Fiscal 2009.
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
The Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations. The Company recognizes the funded status of its pension and other post-retirement benefit plans in the statement of financial position.
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the U.S. Internal Revenue Code of 1986, as amended and the Pension Protection Act of 2006. The Company’s cash contribution to the Pension Plan during Fiscal 2009 was $10.5 million and is expected to be approximately $6.3 million in Fiscal 2010. See Note 7 of Notes to Consolidated Financial Statements.

Stock-Based Compensation The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model uses assumptions which involve estimating future uncertain events. The Company is required to make significant judgments regarding these assumptions, the most significant of which are the stock price volatility, the expected life of the option award and the risk-free rate of return.
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own historical stock price volatility since its emergence from bankruptcy and other factors. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.
•	During Fiscal 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Accordingly, for options granted during Fiscal 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 3.72 years for Fiscal 2009). For the stock options granted in 2009, the Company estimates that the change from the simplified to the current method for calculating the expected option life will result in lower stock-based compensation expense of approximately $0.7 million over the three year vesting period. Historical data will be used for stock options granted in all future periods. The Company based its Fiscal 2008 and Fiscal 2007 estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in SAB 110. A shorter expected term would result in a lower compensation expense.
•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2009, Fiscal 2008 and Fiscal 2007 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.
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
Advertising Costs Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $100.2 million, $118.8 million and $99.1 million, respectively. Cooperative advertising expenses for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $21.6 million, $24.6 million and $24.8 million, respectively.
Acquisitions
See Note 2 of Notes to Consolidated Financial Statements.
Dispositions and Discontinued Operations
See Note 3 of Notes to Consolidated Financial Statements

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for Fiscal 2009, Fiscal 2008 and Fiscal 2007. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented.

		% of Net		% of Net		% of Net
	Fiscal 2009	Revenues	Fiscal 2008	Revenues	Fiscal 2007	Revenues
	(in thousands of dollars)
Net revenues	$2,019,625	100.0%	$2,062,849	100.0%	$1,819,579	100.0%
Cost of goods sold	1,155,278	57.2%	1,142,076	55.4%	1,069,904	58.8%

Gross profit	864,347	42.8%	920,773	44.6%	749,675	41.2%
Selling, general and administrative expenses	638,907	31.6%	738,238	35.8%	601,656	33.1%
Amortization of intangible assets	11,032	0.5%	9,446	0.5%	13,167	0.7%
Pension expense (income)	20,873	1.0%	31,644	1.5%	(8,838)	-0.5%

Operating income	193,535	9.6%	141,445	6.9%	143,690	7.9%
Other (income) loss	1,889		1,926		(7,063)
Interest expense	23,897		29,519		37,718
Interest income	(1,248)		(3,120)		(3,766)

Income from continuing operations before provision for income taxes and minority interest	168,997		113,120		116,801
Provision for income taxes	64,272		60,727		29,892

Income from continuing operations before noncontrolling interest	104,725		52,393		86,909
Loss from discontinued operations, net of taxes	(6,227)		(3,792)		(7,802)

Net income	98,498		48,601		79,107
Less: Net income attributable to the noncontrolling interest	(2,500)		(1,347)		—

Net income attributable to Warnaco Group, Inc.	$95,998		$47,254		$79,107

Comparison of Fiscal 2009 to Fiscal 2008
Net Revenues
Net revenues by segment were as follows:

			Increase
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change	% of total
	(in thousands of dollars)
Sportswear Group	$1,091,165	$1,100,597	$(9,432)	-0.9%	54.0%
Intimate Apparel Group	677,315	702,252	(24,937)	-3.6%	33.5%
Swimwear Group	251,145	260,000	(8,855)	-3.4%	12.4%

Net revenues (a)	$2,019,625	$2,062,849	$(43,224)	-2.1%

Total Calvin Klein products	$1,484,224	$1,499,915	$(15,691)	-1.0%	73.5%

The decreases in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2009 relative to Fiscal 2008 reflect:
•	a decrease in domestic net revenues of $25.5 million and a decline in international net revenues of $17.7 million; the decline in international net revenues includes an $85.0 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar and Mexican Peso);
•	the negative effect of the downturn in the worldwide economy, tightening of credit and erosion in consumer spending primarily from the fourth quarter of 2008, which contributed to the decline domestically and limited the international increase in net revenues expressed in local currency in Fiscal 2009, and;
•	a benefit of $23.0 million for Fiscal 2008 from an extra week of operations relative to Fiscal 2009.

Total Company net revenues from comparable store sales increased 3.0% for Fiscal 2009.
The Company’s products are widely distributed through virtually all channels of distribution and geographies. The following tables summarize the Company’s net revenues by channel of distribution, by geography and by wholesale/retail split for Fiscal 2009 and Fiscal 2008:

	Fiscal 2009	Fiscal 2008
United States — wholesale
Department stores and independent retailers	10%	12%
Specialty stores	8%	8%
Chain stores	8%	8%
Mass merchandisers	1%	1%
Membership clubs	7%	7%
Off price and other	10%	8%

Total United States — wholesale	44%	44%
International — wholesale	33%	35%
Retail / other	23%	21%

Net revenues — consolidated	100%	100%

	Net Revenues
			Increase /
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	In thousands of dollars

United States	$916,691	$942,205	$(25,514)	-2.7%
Europe	551,595	576,320	(24,725)	-4.3%
Asia	322,890	319,052	3,838	1.2%
Canada	109,300	115,448	(6,148)	-5.3%
Mexico, Central and South America	119,149	109,824	9,325	8.5%

	$2,019,625	$2,062,849	$(43,224)	-2.1%

	Net Revenues
			Increase /
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	In thousands of dollars

Wholesale	$1,564,457	$1,638,560	$(74,103)	-4.5%
Retail	455,168	424,289	30,879	7.3%

Total	$2,019,625	$2,062,849	$(43,224)	-2.1%

Sportswear Group
Sportswear Group net revenues were as follows:

			Increase
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$646,862	$663,732	$(16,870)	-2.5%
Chaps	168,083	177,288	(9,205)	-5.2%

Sportswear wholesale	814,945	841,020	(26,075)	-3.1%
Sportswear retail	276,220	259,577	16,643	6.4%

Sportswear Group (a), (b)	$1,091,165	$1,100,597	$(9,432)	-0.9%

(a)	Includes net revenues of $93.2 million and $86.5 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2009 and Fiscal 2008, respectively.

(b)	Includes approximately $47.0 million and $49.8 million for Fiscal 2009 and Fiscal 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.
Sportswear Group net revenues decreased $9.4 million to $1,091.2 million for Fiscal 2009 from $1,100.6 million for Fiscal 2008, comprised of a decrease of $26.0 million in Sportswear wholesale and an increase of $16.6 million in Sportswear retail. Sportswear Group net revenues include a $56.0 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Sportswear Group net revenues from international operations declined $1.1 million and from domestic operations declined $8.3 million. Sportswear Group net revenues from comparable store sales increased 4.0% for Fiscal 2009.
The decrease in Sportswear wholesale primarily reflects:
Calvin Klein Jeans:
•	a decline in net revenues to department stores and membership clubs in the U.S., Mexico, Canada and Europe, partially offset by:
•	an increase in sales in the U.S. and Europe to the off-price channel;
•	an increase in net revenues in Asia due to increased sales in Korea, primarily due to the sale of off-season merchandise and promotional events and discounts and an increase in the number of distributors in China.
Chaps:
•	a decline in the U.S., Mexico and Canada in the department store and membership club channels, partially offset by:
•	an increase in sales in the U.S. to the off-price and chain store channels.
The increase in Sportswear retail primarily reflects:
•	increases in Europe, primarily related to volume increases in comparable outlet stores and the effect of new outlet, full price and concession store openings;
•	an increase in Brazil, due to the addition of sixteen new stores, including the eight stores acquired in the fourth quarter of Fiscal 2009;
•	increases in comparable store sales and new store openings in China, Korea and Australia.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

			Increase
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$371,783	$399,853	$(28,070)	-7.0%
Core Intimates	143,006	156,074	(13,068)	-8.4%

Intimate Apparel wholesale	514,789	555,927	(41,138)	-7.4%
Calvin Klein Underwear retail	162,526	146,325	16,201	11.1%

Intimate Apparel Group	$677,315	$702,252	$(24,937)	-3.6%

Intimate Apparel Group net revenues decreased $24.9 million to $677.3 million for Fiscal 2009 from $702.2 million for Fiscal 2008, comprised of a decrease of $41.1 million in Intimate Apparel wholesale and an increase of $16.2 million in Calvin Klein Underwear retail. Intimate Apparel Group net revenues include a $23.9 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Intimate Apparel Group net revenues from international operations declined $12.1 million and from domestic operations declined $12.8 million. Intimate Apparel Group net revenues from comparable store sales increased 2.0% for Fiscal 2009.
The decrease in Intimate Apparel wholesale primarily reflects:
Calvin Klein Underwear:
•	decreases in net revenues in all geographies in the department store channel;
•	a reduction in the off-price channel in the U.S, which the Company attributes to lower excess and obsolete inventory in line with its global initiative to reduce inventory levels, partially offset by:

•	an increase in net revenues in the U.S., Canada and Mexico to membership clubs;

•	an increase in net revenues in Asia related to the expansion of the Company’s distribution network in China.
Core Intimates:
•	decreases in net revenues in all geographies in the department store channel, partially offset by:

•	an increase in sales in the U.S. in the off-price channel;
•	a decline in net revenues of Warner’s products, primarily related to the introduction of fewer new styles in 2009 than in 2008 in the chain store channel, partially offset by:
•	an increase in sales of the Olga line, primarily related to strong sales of new styles.
The increase in Calvin Klein retail primarily reflects:
•	the opening of new retail stores and increased net revenues in existing stores in Canada, Hong Kong, China, Europe, Mexico, Central and South America, partially offset by:
•	a decrease in the U.S., which reflects a decline in e-commerce sales on the Company’s website and the Soho store.
Swimwear Group
Swimwear Group net revenues were as follows:

			Increase
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	(in thousands of dollars)
Speedo	$215,135	$218,043	$(2,908)	-1.3%
Calvin Klein Swim	19,588	23,570	(3,982)	-16.9%

Swimwear wholesale	234,723	241,613	(6,890)	-2.9%
Swimwear retail (a)	16,422	18,387	(1,965)	-10.7%

Swimwear Group	$251,145	$260,000	$(8,855)	-3.4%

(a)	Includes $7.3 million and $6.9 million for Fiscal 2009 and Fiscal 2008, respectively, related to Calvin Klein retail swimwear.
Swimwear Group net revenues decreased $8.9 million to $251.1 million for Fiscal 2009 from $260.0 million for Fiscal 2008, comprised of a decrease of $6.9 million in Swimwear wholesale and a decrease of $2.0 million in Swimwear retail. Swimwear Group net revenues include a $5.1 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Swimwear Group net revenues from international operations declined $4.5 million and from domestic operations declined $4.4 million. Swimwear Group net revenues from comparable store sales increased 1.6% for Fiscal 2009.

The decrease in Swimwear wholesale net revenues reflects:
Speedo:
•	a decline in sales in the U.S., reflecting decreased net revenues to specialty and sporting goods stores and discounters, partially offset by increased sales volume to membership clubs and team dealers;

•	a decrease in net revenues in specialty stores in Mexico.
Calvin Klein:
•	a decline in the U.S. and in Europe, due primarily to cancellations of orders related to late deliveries in 2009.
The decrease in Swimwear retail reflects:
•	volume decreases and price decreases at the online Speedo store in the U.S. due to promotional sales, partially offset by:
•	an increase in sales volume of Calvin Klein swimwear at outlet stores in Europe.
Gross Profit
Gross profit was as follows:

		% of		% of
		Segment		Segment
		Net		Net
	Fiscal 2009	Revenues	Fiscal 2008	Revenues
	(in thousands of dollars)
Sportswear Group (a)	$460,671	42.2%	$478,739	43.5%
Intimate Apparel Group	322,670	47.6%	347,773	49.5%
Swimwear Group (b)	81,006	32.3%	94,261	36.3%

Total gross profit (c)	$864,347	42.8%	$920,773	44.6%

(a)	Sportswear Group gross profit includes approximately $28.1 million and $34.9 million for Fiscal 2009 and Fiscal 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(b)	Reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(c)	Includes $0.3 million, $0.8 million and $0.6 million of restructuring expenses related to the Sportswear, Intimate Apparel and Swimwear groups, respectively, for Fiscal 2009 and $0.3 million and $1.5 million related to the Sportswear and Swimwear groups, respectively, for Fiscal 2008.
Gross profit was $864.3 million, or 42.8% of net revenues, for Fiscal 2009 compared to $920.8 million, or 44.6% of net revenues, for Fiscal 2008. The $56.5 million decrease in gross profit was due to decreases in the Sportswear Group ($18.1 million), the Intimate Apparel Group ($25.1 million) and the Swimwear Group ($13.3 million). The 180 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), the write down of inventory in response to FINA’s ruling regarding the LZR Racer and other similar swimsuits, an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues and the negative effects of fluctuations in foreign currency exchange rates. Gross profit for Fiscal 2009 includes a decrease of $72.4 million due to foreign currency fluctuations. In addition, gross profit for Fiscal 2008 benefitted by an extra week of operations when compared to Fiscal 2009.
Sportswear Group gross profit decreased $18.1 million and gross margin decreased 130 basis points for Fiscal 2009 compared to Fiscal 2008 reflecting a $17.8 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix in the wholesale channels in Europe and Asia, and the effect of an extra week of operations during Fiscal 2008, partially offset by increased retail sales worldwide in Fiscal 2009) and a $0.3 million decrease in the domestic business (due primarily to lower net revenues and an unfavorable sales mix, partially offset by lower product costs).

Intimate Apparel Group gross profit decreased $25.1 million and gross margin decreased 190 basis points for Fiscal 2009 compared to Fiscal 2008 reflecting a $23.2 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, lower net sales and the effect of an extra week of operations during Fiscal 2008) and a $1.9 million decrease in the domestic business. The decrease in the domestic business primarily reflects decreased net revenues in the Core Intimate and Calvin Klein underwear businesses, an unfavorable sales mix in the Core Intimate business and a restructuring expense increase in those businesses, partially offset by a favorable sales mix and lower freight costs in the Calvin Klein underwear business.
Swimwear Group gross profit decreased $13.3 million and gross margin decreased 400 basis points for Fiscal 2009 compared to Fiscal 2008. The decrease in gross profit and gross margin primarily reflects a $6.2 million decrease in Speedo (primarily related to the inventory write down associated with the LZR Racer and other similar racing swimsuits and declines in net revenues), a $5.7 million decline in Calvin Klein swimwear wholesale gross profit (due primarily to decrease net revenues coupled with an unfavorable sales mix in the U.S., a decrease in net sales in Europe and the unfavorable effect of foreign currency fluctuation in Europe) and a decrease of $1.4 million in Swimwear retail (due primarily to a decline in net revenue in the U.S. SpeedoUSA.com internet site). The decrease in gross margin also reflects the effect of an extra week of operations during Fiscal 2008.
Selling, General and Administrative Expenses
Selling, general & administrative (“SG&A”) expenses decreased $99.3 million to $638.9 million (31.6% of net revenues) for Fiscal 2009 compared to $738.2 million (35.8% of net revenues) for Fiscal 2008. The decrease in SG&A expenses primarily reflects the effects of the Company’s cost cutting initiatives (which include, among other things, reductions in its workforce, reductions in discretionary marketing costs, and reductions in professional fees and travel costs), reductions related to the effects of, and losses associated with, fluctuations in foreign currency exchange rates (see below), lower restructuring charges and the effect of an extra week of operations in Fiscal 2008; partially offset by an increase of $5.9 million in selling expenses associated with the opening of additional retail stores in Fiscal 2009 The U.S. dollar strengthened during Fiscal 2009 relative to the functional currencies where the Company conducts certain of its operations compared to Fiscal 2008 resulting in a $32.7 million decrease in SG&A. The Company also experienced a $27.2 million reduction in foreign currency exchange losses (primarily associated with U.S. dollar denominated trade liabilities in certain of its foreign subsidiaries) which management believes is attributable to the implementation (during the fourth quarter of 2008) of strategies designed to minimize losses associated with certain exposures the Company has to fluctuations in foreign currency exchange rates. The reduction in restructuring charges (from $35.3 million in Fiscal 2008 to $12.1 million in Fiscal 2009) primarily related to a reduction in the Company’s workforce in response to the downturn in the economy and consolidation of the Company’s European operations, while charges for Fiscal 2008 related primarily to the Collection License Company Charge of $18.5 million, discussed previously, as well as activities to increase productivity and profitability in the Swimwear segment (see Note 4 of Notes to Consolidated Financial Statements).
Amortization of Intangible Assets
Amortization of intangible assets was $11.0 million for Fiscal 2009 compared to $9.4 million for Fiscal 2008. The increase primarily relates to the correction of certain intangible assets recorded at the Effective Date, partially offset by the unfavorable effect of foreign currency fluctuations on the Euro-denominated and Korean Won-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008 and the write-off of the Calvin Klein Golf license in Fiscal 2009.
Pension Income / Expense
Pension expense was $20.9 million in Fiscal 2009 compared to pension expense of $31.6 million in Fiscal 2008. The decrease in pension expense is primarily related to a higher asset base in 2009 due to positive returns earned on the Plan’s assets during Fiscal 2009, partially offset by an increase in pension liability resulting from application of a discount rate of 6.1% in Fiscal 2009 compared to 8.0% in Fiscal 2008. See Note 7 of Notes to the Consolidated Condensed Financial Statements.

Operating Income
The following table presents operating income by group:

	Fiscal 2009 (a)	Fiscal 2008 (a)
	(in thousands of dollars)
Sportswear Group	$124,950	$89,782
Intimate Apparel Group	117,070	126,132
Swimwear Group (b)	15,558	11,478
Unallocated corporate expenses (c)	(64,043)	(85,947)

Operating income	$193,535	$141,445

Operating income as a percentage of net revenue	9.6%	6.9%

(a)	Includes approximately $12.1 million and $35.3 million for Fiscal 2009 and Fiscal 2008, respectively, related to restructuring expenses. See Note 4 of Notes to Consolidated Financial Statements.

(b)	Reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(c)	Includes $20.4 million and $31.5 million of pension expense, $1.5 million, and $2.2 million of restructuring expenses and $2.6 million and $6.1 million of foreign currency losses (gains) for Fiscal 2009 and Fiscal 2008, respectively.

	Fiscal	Fiscal	Increase /
	2009	2008	(Decrease)	% Change
	(in thousands of dollars)

By Region:
Domestic	$116,913	$92,190	$24,723	26.8%
International	140,665	135,202	5,463	4.0%
Unallocated corporate expenses	(64,043)	(85,947)	21,904	-25.5%

Total	$193,535	$141,445	$52,090	36.8%

By Channnel:
Wholesale	$207,965	$181,519	$26,446	14.6%
Retail	49,613	45,873	3,740	8.2%
Unallocated corporate expenses	(64,043)	(85,947)	21,904	-25.5%

Total	$193,535	$141,445	$52,090	36.8%

Total Calvin Klein products	$208,735	$186,773	$21,962	11.8%

Operating income was $193.5 million (9.6% of net revenues) for Fiscal 2009 compared to $141.4 million (6.9% of net revenues) for Fiscal 2008. Included in operating income for Fiscal 2009 are pension expense of $20.9 million and restructuring charges of $12.1 million. Included in operating income for Fiscal 2008 are pension expense of $31.6 million and restructuring charges of $35.3 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Operating income for Fiscal 2009 includes a decrease of $40.5 million related to the adverse effects of fluctuations in exchange rates of foreign currencies. In addition, operating income in Fiscal 2008 was favorably affected by the additional week of operations.

Sportswear Group
Sportswear Group operating income was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (c)	Revenues	2008 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$88,893	13.7%	$62,020	9.3%
Chaps	19,180	11.4%	17,426	9.8%

Sportswear wholesale	108,073	13.3%	79,446	9.4%
Sportswear retail	16,877	6.1%	10,336	4.0%

Sportswear Group (a) (b)	$124,950	11.5%	$89,782	8.2%

(a)	Includes restructuring charges of $3.2 million for Fiscal 2009, primarily related to the reduction in workforce and consolidation of the Company’s European operations and $27.8 million for Fiscal 2008, primarily related to the Collection License Company Charge of $18.5 million related to the transfer of the Collection License Company to PVH as well as contract termination and employee termination costs.

(b)	Includes approximately $1.8 million and $1.5 million for Fiscal 2009 and Fiscal 2008, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2009	Fiscal 2008
Calvin Klein Jeans	$12,541	$12,990
Chaps	7,248	8,465

Sportswear wholesale	19,789	21,455
Sportswear retail	440	369

Sportswear Group	$20,229	$21,824

Sportswear Group operating income increased $35.2 million, or 39.2%, primarily reflecting increases of $26.9 million, $1.8 million and $6.5 million in the Calvin Klein Jeans wholesale, Chaps and Calvin Klein Jeans retail businesses. The increase in Sportswear operating income primarily reflects an $18.1 million decrease in gross profit, more than offset by a $53.3 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 4.5 percentage points. The decrease in SG&A expenses primarily reflects a $24.5 million decrease in restructuring charges (see Note 4 of Notes to Consolidated Financial Statements), the effects of foreign currency fluctuations and savings as a result of cost cutting initiatives, partially offset by increases in Europe, Asia and Brazil due to store openings and the benefit of an extra week of operations in 2008.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (b)	Revenues	2008 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$75,245	20.2%	$81,110	20.3%
Core Intimates	11,625	8.1%	14,142	9.1%

Intimate Apparel wholesale	86,870	16.9%	95,252	17.1%
Calvin Klein Underwear retail	30,200	18.6%	30,880	21.1%

Intimate Apparel Group (a)	$117,070	17.3%	$126,132	18.0%

(a)	Includes restructuring charges of $4.3 million for Fiscal 2009, primarily related to the reduction in workforce and $1.3 million for Fiscal 2008, primarily related to contract termination and employee termination costs.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2009	Fiscal 2008
Calvin Klein Underwear	$9,236	$10,628
Core Intimates	5,519	7,100

Intimate Apparel wholesale	14,755	17,728
Calvin Klein Underwear retail	347	—

Intimate Apparel Group	$15,102	$17,728

Intimate Apparel Group operating income for Fiscal 2009 decreased $9.1 million, or 7.2%, over the prior year reflecting a $5.9 million decrease in Calvin Klein Underwear wholesale, a $0.7 million decrease in Calvin Klein Underwear retail and a $2.5 million decrease in Core Intimates. The decrease in Intimate Apparel operating income primarily reflects a $25.1 million decrease in gross profit, partially offset by a $16.0 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.2 percentage points. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs and the effect of fluctuations in foreign currency exchange rates and the benefit of an extra week in 2008, partially offset by an increase related to retail store openings in Europe and Asia.
Swimwear Group
Swimwear Group operating income (loss) was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (d)	Revenues	2008 (d)	Revenues
	(in thousands of dollars)
Speedo	$16,950	7.9%	$5,625	2.6%
Calvin Klein Swim	(3,928)	-20.1%	1,196	5.1%

Swimwear wholesale	13,022	5.5%	6,821	2.8%
Swimwear retail (a)	2,536	15.4%	4,657	25.3%

Swimwear Group (b) (c)	$15,558	6.2%	$11,478	4.4%

(a)	Includes $1.4 million and $1.2 million for Fiscal 2009 and Fiscal 2008, respectively, related to Calvin Klein retail swimwear.

(b)	Reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(c)	Includes restructuring charges of $3.0 million for Fiscal 2009, primarily related to the reduction in workforce and $3.9 million for Fiscal 2008, primarily related to contract termination and employee termination costs.

(d)	Includes an allocation of shared services expenses by brand in the following table:

	Fiscal 2009	Fiscal 2008
Speedo	$9,682	$14,842
Calvin Klein Swim	230	455

Swimwear wholesale	9,912	15,297
Swimwear retail	600	—

Swimwear Group	$10,512	$15,297

Swimwear Group operating income for Fiscal 2009 increased $4.1 million, or 35.5%, reflecting an $11.3 million increase in Speedo wholesale, partially offset by a $5.1 million decrease in Calvin Klein wholesale and a decline of $2.1 million in Swimwear retail. Operating income for Fiscal 2009 and Fiscal 2008 includes restructuring expenses of $3.0 million and $3.9 million, respectively, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy as well as the rationalization of the Swimwear Group warehouse and distribution function in California (see Note 4 of Notes to Consolidated Financial Statements). The increase in Swimwear operating income primarily reflects a $13.3 million decrease in gross profit, more than offset by a $17.4 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 5.7 percentage points. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs, marketing expenses related to the Beijing Olympics in 2008 and the benefit of the extra week of operations in Fiscal 2008.

Other (Income) Loss
Loss of $1.9 million for Fiscal 2009 primarily reflects $3.9 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 17 to Notes to Consolidated Financial Statements), partially offset by net gains of $2.0 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency. Loss of $1.9 million for Fiscal 2008 primarily reflects net gains of $1.5 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $2.2 million gain related to foreign currency exchange contracts designed as economic hedges, a write-off of $2.2 million of deferred financing charges related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below), and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million. See Capital Resources and Liquidity — Financing Arrangements, below.
Interest Expense
Interest expense decreased $5.6 million to $23.9 million for Fiscal 2009 from $29.5 million for Fiscal 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable and the amortization of the premium on the interest rate swaps which were terminated in Fiscal 2009. Those decreases were partially offset by an increase in interest on balances of the New Credit Agreements, which were entered into in August 2008.
Interest Income
Interest income decreased $1.9 million to $1.2 million for Fiscal 2009 from $3.1 million for Fiscal 2008. The decrease in interest income was due primarily to lower interest rates despite higher outstanding cash balances.
Income Taxes
The effective tax rates for Fiscal 2009 and Fiscal 2008 were 38.0% and 53.7% respectively. The lower effective tax rate for Fiscal 2009 primarily relates to a non-cash tax charge of approximately $14.6 million recorded during Fiscal 2008 associated with the repatriation of the Lejaby sale proceeds (see Note 3 to the Consolidated Financial Statements), partially offset by a tax charge of approximately $3.6 million in the U.S. recorded during Fiscal 2009 and a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for Fiscal 2009. The tax charge of approximately $3.6 million recorded during Fiscal 2009 related to the correction of an error in the 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. See Note 6 of Notes to Consolidated Financial Statements.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $6.2 million and $3.8 million for Fiscal 2009 and Fiscal 2008, respectively. See Note 3 of Notes to Consolidated Financial Statements.
Comparison of Fiscal 2008 to Fiscal 2007
Net Revenues
Net revenues by segment were as follows:

			Increase
	Fiscal 2008	Fiscal 2007	(Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$1,100,597	$939,147	$161,450	17.2%
Intimate Apparel Group	702,252	627,014	75,238	12.0%
Swimwear Group	260,000	253,418	6,582	2.6%

Net revenues (a)	$2,062,849	$1,819,579	$243,270	13.4%

(a)	Includes $1.50 billion and $1.24 billion related to the Company’s total Calvin Klein businesses for Fiscal 2008 and Fiscal 2007, respectively (an increase of approximately 21%).

Net revenues increased $243.3 million, or 13.4%, to $2.1 billion for Fiscal 2008 compared to $1.8 billion for Fiscal 2007. The increase reflects a $161.5 million increase in the Sportswear Group net revenues and a $75.2 million increase in Intimate Apparel net revenues, which relate primarily to strength in Calvin Klein jeans and Calvin Klein underwear, respectively, in Europe, Asia and the U.S. The $6.6 million increase in Swimwear Group net revenues primarily reflects increases in Calvin Klein swimwear in Europe. The increases in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2008 relative to Fiscal 2007 were negatively impacted by the downturn in the worldwide economy, tightening of credit and erosion in consumer spending during the fourth quarter of 2008. During the fourth quarter of 2008 relative to the fourth quarter of 2007, net revenues declined to $235.8 million from $245.7 million and to $163.3 million from $176.9 million in the Sportswear and Intimate Apparel Groups, respectively, and increased to $46.2 million from $43.8 million in the Swimwear Group. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $41.6 million decrease in net revenues for the fourth quarter of 2008 and a $10.6 million increase in net revenues for Fiscal 2008. In addition, net revenues for Fiscal 2008 benefited by $23.0 million from an extra week of operations relative to Fiscal 2007.
The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2008 and Fiscal 2007:

	Fiscal 2008	Fiscal 2007
United States — wholesale
Department stores and independent retailers	12%	15%
Specialty stores	8%	9%
Chain stores	8%	8%
Mass merchandisers	1%	2%
Membership clubs	7%	7%
Off price and other	8%	10%

Total United States — wholesale	44%	51%
International — wholesale	35%	31%
Retail / other	21%	18%

Net revenues — consolidated	100%	100%

Sportswear Group
Sportswear Group net revenues were as follows:

			Increase
	Fiscal 2008	Fiscal 2007	(Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$663,732	$544,505	$119,227	21.9%
Chaps	177,288	190,741	(13,453)	-7.1%
Mass sportswear licensing (a )	—	233	(233)	-100.0%

Sportswear wholesale	841,020	735,479	105,541	14.3%
Sportswear retail	259,577	203,668	55,909	27.5%

Sportswear Group (b), (c)	$1,100,597	$939,147	$161,450	17.2%

(a)	Relates to design services fees earned in connection with the White Stag women’s sportswear line which business ceased in January 2007.

(b)	Includes net revenues of $86.5 million and $53.6 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2008 and Fiscal 2007, respectively.

(c)	Includes approximately $49.8 million and $42.3 million for Fiscal 2008 and Fiscal 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

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
The $55.9 million increase in Sportswear retail net revenues primarily reflects a $33.3 million increase in Asia (primarily related to volume increases and new store openings in China and Korea, partially offset by the unfavorable effects of foreign currency translation) and a $20.8 million increase in Europe (primarily related to volume increases, the effect of new store openings and the favorable effect of foreign currency translation).
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

			Increase
	Fiscal 2008	Fiscal 2007	(Decrease)	% Change
	(in thousands of dollars)

Calvin Klein Underwear	$399,853	$358,359	$41,494	11.6%
Core Intimates	156,074	154,180	1,894	1.2%

Intimate Apparel wholesale	555,927	512,539	43,388	8.5%
Calvin Klein Underwear retail	146,325	114,475	31,850	27.8%

Intimate Apparel Group	$702,252	$627,014	$75,238	12.0%

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
The $1.9 million increase in Core Intimates net revenues reflects a $0.1 million decrease in the U.S., coupled with a $1.6 million increase in Canada, a $0.5 million increase in Mexico and a $0.1 million decrease in Asia. The increase in Canada is due to higher sales in the mass merchant channel, partially offset by decreased sales to department stores. The decrease in the U.S. is primarily related to a reduction in private label business with a particular brand and decreases in the off-price channel, offset by increased sales of the Company’s Warner’s product to JCPenney and Kohl’s, increases related to sales of the Olga line, increases in the membership clubs, and favorable effects of reductions in the level of customer returns and allowances. The Company launched its Warner’s brand in JCPenney in the second quarter of 2007. Increases in Warner’s and Olga reflect an increase in replenishment orders coupled with increases related to new product offerings.

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
Swimwear Group
Swimwear Group net revenues were as follows:

			Increase
	Fiscal 2008	Fiscal 2007	(Decrease)	% Change
	(in thousands of dollars)
Speedo	$218,043	$219,372	$(1,329)	-0.6%
Calvin Klein Swim	23,570	18,363	5,207	28.4%

Swimwear wholesale	241,613	237,735	3,878	1.6%
Swimwear retail (a)	18,387	15,683	2,704	17.2%

Swimwear Group	$260,000	$253,418	$6,582	2.6%

(a)	Includes $6.9 million and $5.0 million for Fiscal 2008 and Fiscal 2007, respectively, related to Calvin Klein retail swimwear.
The $1.3 million decrease in net revenues for Speedo wholesale is due primarily to a $1.8 million decrease in the U.S. and a $0.4 million decrease in Canada partially offset by a $0.9 million increase in Mexico, Central and South America. The decrease in the U.S. primarily reflects a decrease in sales to mass merchandise, department store, chain store and off price channels of distribution, offset by increases in sales to specialty stores (due to strong and early orders for merchandise related to the Olympics, including the LZR Racer swimsuit) and membership clubs. The increase in membership clubs was primarily due to the fact that merchandise that would usually have been shipped at the end of Fiscal 2007 was shipped during the first half of Fiscal 2008.
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
Gross Profit
Gross profit was as follows:

		% of		% of
		Segment		Segment
		Net		Net
	Fiscal 2008	Revenues	Fiscal 2007	Revenues
	(in thousands of dollars)
Sportswear Group (a)	$478,739	43.5%	$397,075	42.3%
Intimate Apparel Group	347,773	49.5%	286,923	45.8%
Swimwear Group	94,261	36.3%	65,676	25.9%

Total gross profit	$920,773	44.6%	$749,674	41.2%

(a)	Sportswear Group gross profit includes approximately $34.9 million and $30.7 million for Fiscal 2008 and Fiscal 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

Gross profit was $920.8 million, or 44.6% of net revenues, for Fiscal 2008 compared to $749.7 million, or 41.2% of net revenues, for Fiscal 2007. The $171.1 million increase in gross profit was due to increases in the Sportswear Group ($81.7 million), the Intimate Apparel Group ($60.8 million) and the Swimwear Group ($28.6 million). Included in gross profit for Fiscal 2008 is $1.5 million and $0.3 million of restructuring expenses related to the Swimwear and Sportswear Groups, respectively, and included in gross profit for Fiscal 2007 is $21.5 million of restructuring expenses related to the Swimwear Group, included in cost of goods sold for both 2008 and 2007 (see Note 4 of Notes to Consolidated Financial Statements). During the fourth quarter of 2008 relative to 2007, gross profit declined $12.9 million and $0.6 million in the Sportswear and Intimate Apparel Groups, respectively, and increased $16.1 million in the Swimwear Group. Included in gross profit for the fourth quarter of 2007 was $11.4 million of restructuring expense related to the Swimwear Group and for the fourth quarter of 2008 $0.3 million and $0.4 million of restructuring expense in the Sportswear and Swimwear Groups, respectively.
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
Sportswear Group gross profit increased $81.7 million and gross margin increased 120 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in gross profit primarily reflects a $51.7 million increase in Calvin Klein Jeans wholesale (due primarily to an increase in net revenues combined with a more favorable sales mix), a $26.1 million increase in Sportswear retail (due primarily to an increase in net revenues), and a $3.6 million increase in Chaps (due primarily to a decrease in customer allowances, production and freight costs, and a decrease in inventory markdowns).
Intimate Apparel Group gross profit increased $60.8 million and gross margin increased 370 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in Intimate Apparel gross profit is reflective of the increase in net revenues (discussed above), the favorable impact of foreign currency translation and consists of a $35.3 million increase in Calvin Klein Underwear wholesale, a $21.7 million increase in Calvin Klein Underwear retail and a $3.8 million increase in Core Intimates. The increase in gross margin is primarily due to a more favorable sales mix in the Company’s Calvin Klein Underwear business in Europe, Asia and the U.S., and in Core Intimates in the U.S., and lower sourcing and production costs.
Swimwear Group gross profit increased $28.6 million and gross margin increased 1,040 basis points for Fiscal 2008 compared to Fiscal 2007. The increase in gross profit primarily reflects an increase in net revenues (discussed above) coupled with a decrease in production costs, a decrease in restructuring expenses, primarily associated with the disposal, in 2007, of manufacturing facilities in Mexico and office and warehouse relocation costs in the U.S. in 2008 (see Note 5 of Notes to Consolidated Financial Statements) and lower levels of excess inventory.
Selling, General and Administrative Expenses
Selling, general & administrative (“SG&A”) expenses increased $136.5 million to $738.2 million (35.8% of net revenues) for Fiscal 2008 compared to $601.7 million (33.1% of net revenues) for Fiscal 2007. The increase in SG&A reflects a $22.6 million increase in restructuring expenses (primarily related to the Collection License Company Charge of $18.5 million, discussed previously, and legal and other costs, partially offset by a decrease in the Swimwear segment), a $19.6 million increase in marketing expenses (primarily in the Company’s Calvin Klein businesses in Europe, Asia and the U.S. as well as in the Speedo business in the U.S. related to the Olympics), a $54.4 million increase in selling and distribution expenses (primarily related to the increase in net revenues associated with the Calvin Klein businesses in Europe and Asia, partially offset by a net decrease in the Swimwear segment due to warehouse efficiency following restructuring activities), and a $39.9 million increase in administrative expenses. The increase in administrative expenses primarily relates to a net increase of $30.2 million associated with the foreign currency exchange losses related to U.S. dollar denominated liabilities in certain of the Company’s foreign operations, as well as increased expenses related to the expansion of operations in Europe and Asia. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $19.7 million decrease in SG&A expenses for the fourth quarter of 2008 and a $2.6 million decrease in SG&A expenses for Fiscal 2008.

Amortization of Intangible Assets
Amortization of intangible assets was $9.4 million for Fiscal 2008 compared to $13.2 million for Fiscal 2007. The decrease relates to the reduction of intangible assets as of January 3, 2009 as a result of the recognition of certain deferred tax assets in existence as of the Effective Date, partially offset by the amortization of certain Calvin Klein licenses acquired in January 2008.
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
Operating Income
The following table presents operating income by group:

	Fiscal 2008	Fiscal 2007
	(a)	(a)
	(in thousands of dollars)
Sportswear Group	$89,782	$97,946
Intimate Apparel Group	12l6,132	108,343
Swimwear Group	11,478	(24,499)
Unallocated corporate expenses (b)	(85,947)	(38,100)

Operating income	$141,445	$143,690

Operating income as a percentage of net revenue	6.9%	7.9%

(a)	Includes approximately $27.8 million, $1.3 million, $3.9 million and $2.3 million of restructuring expenses for Fiscal 2008 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, and approximately $0.1 million, $2.1 million, $29.8 million and $0.3 million of restructuring expenses for Fiscal 2007 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.

(b)	Includes approximately $31.5 million of pension expense and approximately $9.0 million of pension income for Fiscal 2008 and Fiscal 2007, respectively.
Operating income was $141.4 million (6.9% of net revenues) for Fiscal 2008 compared to $143.7 million (7.9% of net revenues) for Fiscal 2007. Included in operating income for Fiscal 2008 are pension expense of $31.6 million, foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $28.5 million and restructuring charges of $35.3 million, of which $18.5 million relates to the Collection License Company Charge and the remainder relates to contract termination, employee severance and other costs. Included in operating income for Fiscal 2007 are pension income of $8.8 million, foreign currency exchange gains associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $1.7 million and restructuring charges of $32.3 million.
The increases in operating income for the Sportswear, Intimate Apparel and Swimwear Groups for Fiscal 2008 relative to Fiscal 2007 were negatively impacted by the downturn in the worldwide economy, tightening of credit and erosion in consumer spending during the fourth quarter of 2008. During the fourth quarter of 2008 relative to 2007, operating income declined from $16.2 million to $3.9 million and from $29.5 million to $27.6 million in the Sportswear and Intimate Apparel Groups, respectively, and increased from a loss of $16.0 million to a loss of $0.8 million in the Swimwear Group. In translating foreign currencies into the U.S. dollar, the U.S. dollar weakened during Fiscal 2008 relative to the functional currencies where the Company conducts certain of its operations (primarily the Euro and Canadian dollar) and strengthened relative to the Korean won, compared to Fiscal 2007. The annual trends for those periods reflect a stronger U.S. dollar in the fourth quarter of 2008 relative to the Euro and Canadian dollar. Consequently, foreign currency translation resulted in a $1.8 million decrease in operating income for the fourth quarter of 2008 and a $6.0 million increase in operating income for Fiscal 2008. In addition, operating income was favorably impacted by the additional week of operations.

Sportswear Group
Sportswear Group operating income was as follows:

		% of		% of
	Fiscal 2008	Brand Net	Fiscal 2007	Brand Net
	(c)	Revenues	(c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$62,020	9.3%	$70,559	13.0%
Chaps	17,426	9.8%	10,920	5.7%
Mass sportswear licensing	—	0.0%	(268)	-115.0%

Sportswear wholesale	79,446	9.4%	81,211	11.0%
Sportswear retail	10,336	4.0%	16,735	8.2%

Sportswear Group (a) (b)	$89,782	8.2%	$97,946	10.4%

(a)	Includes the Collection License Company Charge of $18.5 million for Fiscal 2008 related to the transfer of the Collection License Company to PVH.

(b)	Includes approximately $1.5 million and $4.1 million for Fiscal 2008 and 2007, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2008	Fiscal 2007
Calvin Klein Jeans	$12,990	$12,866
Chaps	8,465	9,037
Mass sportswear licensing	—	—

Sportswear wholesale	21,455	21,903
Sportswear retail	369	425

Sportswear Group	$21,824	$22,328

Sportswear Group operating income decreased $8.2 million, or 8.3%, primarily reflecting decreases of $8.5 million and $6.4 million in the Calvin Klein Jeans wholesale and Calvin Klein Jeans retail businesses, respectively, partially offset by a $6.5 million increase in the Chaps business. The decrease in Sportswear operating income primarily reflects an $81.7 million increase in gross profit, more than offset by an $89.9 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 3.4% including a net increase of $17.0 million related to foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations and a $27.7 million increase in restructuring charges, primarily related to the Collection License Company Charge of $18.5 million (see Note 2 of Notes to Consolidated Financial Statements) and contract termination, employee severance, legal and other costs.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of		% of
	Fiscal 2008	Brand Net	Fiscal 2007	Brand Net
	(a)	Revenues	(a)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$81,110	20.3%	$71,124	19.8%
Core Intimates	14,142	9.1%	8,730	5.7%

Intimate Apparel wholesale	95,252	17.1%	79,854	15.6%
Calvin Klein Underwear retail	30,880	21.1%	28,489	24.9%

Intimate Apparel Group	$126,132	18.0%	$108,343	17.3%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2008	Fiscal 2007
Calvin Klein Underwear	$10,628	$10,293
Core Intimates	7,100	6,867

Intimate Apparel wholesale	17,728	17,160
Calvin Klein Underwear retail	—	—

Intimate Apparel Group	$17,728	$17,160

Intimate Apparel Group operating income for Fiscal 2008 increased $17.8 million, or 16.4%, over the prior year reflecting a $10.0 million increase in Calvin Klein Underwear wholesale, a $2.4 million increase in Calvin Klein Underwear retail and a $5.4 million increase in Core Intimates. The 70 basis point improvement in operating income as a percentage of net revenues primarily reflects a 370 basis point increase in gross margin, partially offset by the effects of a 300 basis point increase in SG&A as a percentage of net revenues. The increase in SG&A as a percentage of net revenues primarily relates to expansion of the Company’s Calvin Klein Underwear retail business in Europe and Asia, an increase in selling and administration expenses (including a net increase in foreign currency exchange losses associated with U.S. dollar denominated trade liabilities in certain of the Company’s foreign operations of $7.0 million) and the unfavorable impact of foreign currency translation.
Swimwear Group
Swimwear Group operating income (loss) was as follows:

		% of		% of
	Fiscal 2008	Brand Net	Fiscal 2007	Brand Net
	(a)	Revenues	(a)	Revenues
	(in thousands of dollars)
Speedo	$5,625	2.6%	$(26,766)	-12.2%
Calvin Klein Swim	1,196	5.1%	(3,079)	-16.8%

Swimwear wholesale	6,821	2.8%	(29,845)	-12.6%
Swimwear retail	4,657	25.3%	5,346	34.1%

Swimwear Group	$11,478	4.4%	$(24,499)	-9.7%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2008	Fiscal 2007
Speedo	$14,842	$18,725
Calvin Klein Swim	455	611

Swimwear wholesale	15,297	19,336
Swimwear retail	—	—

Swimwear Group	$15,297	$19,336

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
Other (Income) Loss
Loss of $1.9 million for Fiscal 2008 primarily reflects net gains of $1.5 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, a $2.2 million gain related to foreign currency exchange contracts designed as economic hedges, a loss of $2.2 million on deferred financing charges, which had been recorded as Other Assets on the balance sheet, related to the extinguishment of the Amended and Restated Credit Agreement in August 2008 (see below), and a premium paid of $3.2 million (which includes the write-off of approximately $1.1 million of deferred financing costs) related to the repurchase of $44.1 million aggregate principal amount of Senior Notes (defined below) for a total consideration of $46.2 million (see Capital Resources and Liquidity — Financing Arrangements, below). Income of $7.1 million for Fiscal 2007 primarily reflects net gains on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency.

Interest Expense
Interest expense decreased $8.2 million to $29.5 million for Fiscal 2008 from $37.7 million for Fiscal 2007. The decrease primarily relates to a decline in interest associated with the Term B Note (which was repaid from the proceeds of the borrowing under the New Credit Agreement in August 2008) and the Senior Notes in the U.S., which were partially repaid in Fiscal 2008. See Capital Resources and Liquidity — Financing Arrangements, below.
Interest Income
Interest income decreased $0.7 million to $3.1 million for Fiscal 2008 from $3.8 million for Fiscal 2007, reflecting changes in interest rates and the amount of outstanding cash balances during both periods.
Income Taxes
The provision for income taxes was $60.7 million, or an effective tax rate of 53.7% for Fiscal 2008, compared to $29.9 million, or an effective tax rate of 25.6% for Fiscal 2007. The higher effective tax rate for Fiscal 2008 compared to Fiscal 2007 primarily reflects; (i) a charge of approximately $14.6 million related to the repatriation, in the form of a dividend, to the U.S., of the net proceeds received in connection with the Lejaby sale (see Note 4); (ii) certain nondeductible restructuring expenses associated with the transfer of the Collection License Company to PVH, which provided no tax benefits to the Company and (iii) a shift in the mix of earnings between higher and lower taxing jurisdictions. See Note 7 of Notes to Consolidated Financial Statements.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $3.8 million and $7.8 million for Fiscal 2008 and Fiscal 2007, respectively. See Note 3 of Notes to Consolidated Financial Statements.
Capital Resources and Liquidity
Financing Arrangements
Senior Notes
On June 12, 2003, Warnaco, the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount at par value of Senior Notes, which notes mature on June 15, 2013 and bear interest at 8 7/8% per annum payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco Group). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company’s New Credit Agreements) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the New Credit Agreements) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco’s subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004. The Company was in compliance with the financial covenants of the Senior Notes as of January 2, 2010 and January 3, 2009.
On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. During March, 2008, the Company purchased $44.1 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $46.2 million in the open market. In connection with the purchase, the Company recognized a loss, in the other loss (income) line item in the Company’s consolidated statement of operations, of approximately $3.2 million, which included the write-off of approximately $1.1 million of deferred financing costs. The aggregate principal amount outstanding under the Senior Notes was $160.9 million as of January 2, 2010 and January 3, 2009.

On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million. In connection with the redemption, the Company will recognize a loss, in the other loss (income) line item in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2010, of approximately $1.7 million, which includes a $1.5 million premium, the write-off of approximately $0.8 million of deferred financing costs and $0.6 million of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below).
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”), with respect to the Senior Notes for a total notional amount of $75 million. In June 2009, the 2004 Swap Agreement was terminated by the issuer and the Company received a debt premium of $0.74 million. On July 15, 2009, the 2003 Swap Agreement was terminated by the issuer and the Company received a debt premium of $1.48 million. Both debt premiums are being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature). During Fiscal 2009, $0.3 million was amortized. The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the 2003 Swap Agreement, the 2004 Swap Agreement and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of January 2, 2010 and 7.77% as of January 3, 2009.
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
As of January 2, 2010, the Company had no outstanding interest rate swap agreements. The table below summarizes the unrealized gain of the Company’s swap agreements at January 3, 2009:

January 3, 2009
(in thousands of dollars)
Unrealized gain:
2003 Swap Agreement	$1,972
2004 Swap Agreement	932

Net unrealized gain	$2,904

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
The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note. In addition, the New Credit Agreements are used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.
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

The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at January 2, 2010) or (ii) a LIBOR Rate plus 1.75% (2.0% at January 2, 2010), in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.0% at January 2, 2010), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.08% at January 2, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
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
The New Credit Agreements contain events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the Lenders and Issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately. As of January 2, 2010 and January 3, 2009, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
The obligations of Warnaco under the New Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the New Canadian Credit Agreement are guaranteed by the Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the New Credit Agreements and the guarantees thereof, the Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the New Canadian Credit Agreement and the guarantee thereof by a Warnaco Canadian subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the New Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in subsidiaries, as well as liens on intellectual property rights.
On August 26, 2008, the Company used $90.0 million of the proceeds from the New Credit Agreements and $16.0 million of its existing cash and cash equivalents to repay $106.0 million in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full (see below). The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. As of January 2, 2010, the Company had approximately $0.2 million in loans and approximately $72.5 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $231.9 million of availability (including $123.8 million of available cash) under the New Credit Agreement. As of January 2, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and available credit was approximately $19.0 million.
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

Euro-Denominated CKJEA Notes Payable and Other
In connection with the CKJEA Acquisition, the Company assumed certain short-term notes payable (the “CKJEA Notes”) with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The total CKJEA Notes payable was $47.7 million at January 2, 2010 and $62.3 million at January 3, 2009. The weighted average effective interest rate for the outstanding CKJEA Notes payable was 2.18% as of January 2, 2010 and 4.50% as of January 3, 2009. All of the CKJEA Notes payable are short-term and were renewed during Fiscal 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3.8 million with an interest rate of 8.84% per annum at January 3, 2009, which had been fully repaid at January 2, 2010.
Liquidity and Capital Resources
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During Fiscal 2009, despite the challenging global economy, there was an increase in sales of the Company’s products as expressed in local currencies compared to Fiscal 2008. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (principally the Euro, Korean Won, Canadian Dollar and Mexican Peso) relative to the U.S. Dollar have a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. During Fiscal 2009, the U.S. Dollar was stronger relative to the foreign currencies noted above than during Fiscal 2008. As a result, the increase in sales as expressed in local currencies was more than offset by the negative effect of fluctuations in foreign currencies, resulting in a decrease in net revenues as expressed in U.S. dollars of 2.1% during Fiscal 2009 compared to Fiscal 2008 (see Results of Operations — Net Revenues, above).
The Company believes that, at January 2, 2010, cash on hand, cash available under its New Credit Agreements (see Capital Resources and Liquidity — Financing Arrangements, above) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Contractual Obligations, below) and capital expenditures, for the next 12 months.
As of January 2, 2010, the Company had working capital (current assets less current liabilities) of $560.2 million. Included in working capital as of January 2, 2010 was (among other items) cash and cash equivalents of $320.8 million, and short-term debt of $97.9 million, including the CKJEA Notes and the $50 million current portion of the Senior Notes. The Company’s total debt was $210.7 million, consisting of $162.8 million of the Senior Notes (including unamortized debt premium of $1.9 million on the termination of the 2003 and 2004 interest rate swaps), $0.2 million under the New Credit Agreement, $0 under the New Canadian Credit Agreement and $47.7 million of the CKJEA Notes.
On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million. In connection with the redemption, the Company will recognize a loss, in the other loss (income) line item in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2010, of approximately $1.7 million, which included $1.5 million of premium expense, the write-off of approximately $0.8 million of deferred financing costs and $0.6 million of unamortized gain from the previously terminated 2003 and 2004 interest rate swaps.
As of January 2, 2010, under the New Credit Agreement, the Company had approximately $0.2 million in loans and approximately $72.5 million in letters of credit outstanding, leaving approximately $231.9 million of availability (including $123.8 million of available cash), and, under the New Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $19.0 million of availability. With the exception of the Company’s foreign short-term notes payable, including the CKJEA Notes, the Company is not required to make any principal payments under its debt facilities prior to June 15, 2013.
The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The turmoil in the credit markets in late Fiscal 2008 and early Fiscal 2009 may have limited the ability of those banks to make loans. That turmoil began to ease during Fiscal 2009. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During the first quarter of Fiscal 2009, the Company borrowed funds under the New Credit Agreement, net of repayments, of $52.8 million for seasonal cash flow requirements. The Company repaid those borrowings by the end of the second quarter of Fiscal 2009. Additional funds were borrowed in the third quarter of 2009 and substantially repaid by the end of Fiscal 2009. As of January 2, 2010, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities.

The Company’s corporate credit ratings and outlooks at January 2, 2010, are summarized below:

Rating	Corporate
Agency	Rating	Outlook

Moody’s	Ba2	positive

Standard & Poor’s	BB+	positive

(a)	ratings on individual debt issuances can be different from the Company’s composite credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. The Company’s secured debt is rated BBB by Standard & Poor’s.
The Company’s credit ratings contribute to its ability to access the credit markets. Factors that can affect the Company’s credit ratings include changes in its operating performance, the economic environment, conditions in the apparel industry, the Company’s financial position, and changes in the Company’s business or financial strategy. The Company is not aware of any circumstances that would result in a downgrade of its credit ratings. If a downgrade were to occur, it could adversely impact, among other things, the Company’s future borrowing costs and access to capital markets. Despite the Company’s credit ratings, the current state of the economy creates greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given the Company’s capital structure and its projections for future profitability and cash flow, the Company believes it is well positioned to obtain additional financing, if necessary, to refinance its debt, or, if opportunities present themselves, to make future acquisitions. However, there can be no assurance that such financing, if needed, can be obtained on terms satisfactory to the Company or at such time as a specific need may arise.
During Fiscal 2009, the Company leased over 100,000 square feet of new retail store space worldwide, which resulted in capital expenditures of approximately $20 million. During fiscal 2010, the Company has targeted the leasing of 100,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of approximately $21 million.
During Fiscal 2009, the Company reduced its workforce in order to align its cost structure to match the downturn in the global economy and turmoil in the financial markets and in connection with the consolidation of its European operations. The Company made $8.3 million in cash severance payments to employees during Fiscal 2009. The Company also paid $3.6 million related to restructuring and other exit activities, including contract termination costs. The Company expects to incur further restructuring expenses of approximately $1.2 million in connection with the consolidation of its European operations through 2010. See Note 4 to Consolidated Financial Statements for additional information on the Company’s restructuring activities.
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its non-controlling interest in Brazil. The Company also acquired the assets and assumed the leases for eight retail stores in Brazil that sell Calvin Klein products (including jeans wear and underwear). Prior to those acquisitions, WBR paid a dividend of 7 million Brazilian Real to the sellers, representing a distribution of their equity in WBR through September 30, 2009. The Company paid 21 million Brazilian Real (approximately $12 million based on the currency exchange rate on the date of acquisition) to acquire the remaining equity interest and the retail stores. The Company is required to make three future annual payments totaling up to 43 million Brazilian Real (approximately $24 million) through March 31, 2012, which are contingent on the operating income, as defined, of WBR during that period. Based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009, the first payment, amounting to 6 million Brazilian Real (approximately $3.5 million) will be paid by March 31, 2010.
During Fiscal 2009, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. The cash flows of those subsidiaries were, therefore, negatively impacted by the strengthening of the U.S. dollar in relation to those foreign currencies. In order to minimize foreign exchange risk of those transactions, the Company uses derivative financial instruments, including foreign exchange forward contracts and zero cost collars (option contracts) (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk and Note 17 to Notes to Consolidated Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At January 2, 2010, the Company’s hedging programs included $44.2 million of future inventory purchases, $19.2 million of future minimum royalty and advertising payments and $54.0 million of intercompany loans and amounts denominated in non-functional currencies, primarily the U.S. dollar.

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
The fair value of foreign exchange contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign exchange contracts is based on quoted prices which include the effects of U.S. and foreign interest rate yield curve and, therefore, meets the definition of level 2 fair value, as defined above.
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
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were first applicable to the Company’s domestic defined benefit pension plan in Fiscal 2008. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During Fiscal 2009, the Company contributed $10.5 million to the domestic pension plan. Annual contributions for the following four years are expected to range between $5.7 million and $6.3 million. Actual fiscal 2010 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 7 to Notes to Consolidated Financial Statements for additional information on the Company’s pension plan.
Accounts receivable increased $38.8 million to $290.7 million at January 2, 2010 from $251.9 million at January 3, 2009 due primarily to increased sales in the fourth quarter of Fiscal 2009. The balance of accounts receivable at January 2, 2010 includes an increase of $14.9 million due to the weaker U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar and Mexican peso) at that date compared to January 3, 2009.
Inventories decreased $72.9 million to $253.4 million at January 2, 2010 from $326.3 million at January 3, 2009 reflecting primarily the Company’s initiative to reduce inventory in light of the downturn in the global economy. The balance of inventories at January 2, 2010 includes an increase of $9.9 million due to the weaker U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations at that date compared to January 3, 2009.
Share Repurchase Program
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this newly authorized program will be made from time to time over a period of up to four years beginning from the date the program was approved. The 2007 Share Repurchase Program may be modified or terminated by the Company’s Board of Directors at any time. During Fiscal 2007, the Company repurchased 566,869 shares of its common stock in the open market at a total cost of approximately $22.0 million (an average cost of $38.89 per share) under its 2007 Share Repurchase Program. During Fiscal 2008, the Company, repurchased 943,000 shares of its common stock in the open market at a total cost of approximately $15.9 million (an average cost of $16.82 per share) under its 2007 Share Repurchase Program. The Company did not repurchase any common stock under the 2007 Share Repurchase Program in Fiscal 2009.

Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2009, Fiscal 2008 and Fiscal 2007.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$263,881	$153,408	$124,483
Discontinued operations	1,033	(27,521)	35,940
Net cash (used in) investing activities:
Continuing operations	(52,581)	(44,263)	(20,357)
Discontinued operations	—	—	(443)
Net cash (used in) financing activities:
Continuing operations	(40,908)	(120,692)	(121,688)
Discontinued operations	—	—	—
Translation adjustments	1,702	(5,223)	6,993

Increase (decrease) in cash and cash equivalents	$173,127	$(44,291)	$24,928

For Fiscal 2009, cash provided by operating activities from continuing operations was $263.9 million compared to $153.4 million in Fiscal 2008 and $124.5 million in Fiscal 2007. The $110.5 million increase in cash provided from Fiscal 2008 to Fiscal 2009 was due to a $49.9 million increase in net income and to changes to non-cash charges and working capital. Working capital changes for Fiscal 2009 included cash outflows of $27.9 million related to accounts receivable (due to increased sales in 2009 and the timing of payments) and $5.1 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $67.5 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy), $17.1 million related to accrued income taxes and $9.9 million related to prepaid expenses and other assets. Working capital changes for Fiscal 2008 included cash outflows of $6.5 million related to accounts receivable, $42.4 million related to inventory, $33.8 million related to prepaid expenses and other assets, which were partially offset by cash inflows of $67.2 million related to accounts payable and accrued expenses and $4.9 million related to accrued income taxes (including an accrual during Fiscal 2008 of approximately $14.6 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital). The Company experienced an $11.6 million decrease in non-cash charges in Fiscal 2009 compared to Fiscal 2008 primarily reflecting decreases in foreign exchange losses, provision for trade and other bad debts, inventory write-downs (primarily related to the Company’s Swimwear group), amortization of deferred charges and loss on repurchase of Senior Notes and refinancing of the Amended and Restated New Credit Agreement in 2008, partially offset by increases in loss from discontinued operations in 2009 and provision for deferred income tax.
The $28.9 million increase in cash provided by operating activities from continuing operations for Fiscal 2008 compared to Fiscal 2007 was due to a $30.5 million decrease in net income offset by the changes to non-cash charges and working capital. Working capital changes for Fiscal 2008 included cash outflows of $6.5 million related to accounts receivable, $42.4 million related to inventory, $33.8 million related to prepaid expenses and other assets, which were partially offset by cash inflows of $67.2 million related to accounts payable and accrued expenses and $4.9 million related to accrued income taxes (including an accrual during Fiscal 2008 of approximately $14.6 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital). Working capital changes for Fiscal 2007 included outflows of $17.5 million related to inventory, $35.7 million related to accounts payable and accrued expenses, $11.3 million related to accrued income taxes and $1.0 million in prepaid expenses and other assets, which were offset by inflows of $3.4 million related to accounts receivable. The Company experienced an $8.1 million increase in non-cash charges in Fiscal 2008 compared to Fiscal 2007 primarily reflecting increases in foreign exchange losses, benefit for deferred income tax and loss on repurchase of Senior Notes and refinancing of Amended and Restated New Credit Agreement in 2008, partially offset by decreases in depreciation and amortization, inventory write-downs (primarily related to the Company’s Swimwear group) and loss from discontinued operations.

For Fiscal 2009, cash used in investing activities from continuing operations was $52.6 million, mainly attributable to purchases of property, plant and equipment of $43.4 million, the acquisition of retail stores in Chile and Peru of $2.5 million and acquisitions in Brazil of $9.5 million (see Note 2 to Notes to Consolidated Financial Statements). For Fiscal 2008, cash used in investing activities from continuing operations was $44.3 million, mainly attributable to purchases of property, plant and equipment of $42.3 million and cash used for business acquisitions, net of cash acquired of $2.4 million, mainly related to the acquisition of a business which operates 11 retail stores in China and purchase of intangible assets of $26.7 million, mainly related to 2008 CKI Licenses acquired from PVH on January 30, 2008 (see Note 2 of Notes to the Consolidated Financial Statements). Those amounts were partially offset by a net amount of $26.8 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 3 of Notes to the Consolidated Financial Statements). For Fiscal 2007, cash used in investing activities from continuing operations was $20.4 million, mainly attributable to the purchase of property, plant and equipment of $40.5 million, offset by the net proceeds from the sale of certain designer brands of $19.5 million.
Net cash used in financing activities for Fiscal 2009 was $40.9 million, which primarily reflects a decrease of $24.0 million related to short-term notes payable, a decrease of $11.8 million due to repayment of amounts borrowed under the New Credit Agreements, a decrease of $4.0 million related to the dividend paid in connection with the acquisitions in Brazil in Fiscal 2009, a decrease of $5.3 million related to the acquisition of the equity interest in the Brazilian non-controlling interest, which was accounted for as an equity transaction, and a decrease of $1.5 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of the minimum employee withholding tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by an increase of $4.0 million from the exercise of employee stock options and an increase of $2.2 million of cash received upon the cancellation of the 2003 and 2004 interest rate swap agreements (see Note 12 to notes to Consolidated Financial Statements). Net cash used in financing activities in Fiscal 2008 was $120.7 million, which primarily reflects the repayments of the Term B note of $107.3 million, repurchase of $46.2 million of Senior Notes, repurchase of treasury stock of $20.5 million (related to the 2007 Share Repurchase Program and surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees) and the payment of deferred financing costs of $3.9 million. Those amounts were partially offset by $12.0 million received under the New Credit Agreements, $28.5 million received from the exercise of employee stock options and $16.6 million related to an increase in short-term notes payable. Net cash used in financing activities in 2007 was $121.7 million, which primarily reflects $61.8 million used for the repayment of the Term B Note and $57.7 million for treasury stock purchases (primarily related to the Company’s stock repurchase programs).
Cash in operating accounts primarily represents cash held in domestic cash collateral accounts, lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.
Contractual Obligations
The following table summarizes the Company’s contractual commitments as of January 2, 2010:

	Payments Due by Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)

New Credit Agreements (a)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (b)	50,000	—	—	110,890	—	—	160,890
CKJEA short term notes payable (c)	47,684	—	—	—	—	—	47,684
Minimum royalties (d)	66,331	64,840	61,943	62,116	67,308	1,456,951	1,779,489
Operating leases (d)	72,246	62,019	55,151	45,286	35,760	112,397	382,859
Interest payments (e)	12,191	12,191	12,191	6,109	—	—	42,682
Pension plan funding (f)	6,300	6,100	5,900	5,700	5,500	400	29,900
Post-retirement plan funding (f)	390	400	370	360	340	1,720	3,580
Employment contracts	3,494	1,453	—	264	156	159	5,526
Purchase obligations (g)	32,868	7,000	—	—	—	—	39,868
IT license and maintenance contracts	2,801	2,146	1,282	130	—	—	6,359
Liabilities for uncertain tax positions	882	13,322	15,985	5,295	1,212	1,950	38,646
Other long-term obligations (h)	6,439	1,849	1,841	1,054	481	1,070	12,734

Total	$374,104	$171,320	$154,663	$237,204	$110,757	$1,574,647	$2,622,695

(a)	The New Credit Agreements mature on August 26, 2013. See Capital Resources and Liquidity — Financing Arrangements and Note 12 of Notes to Consolidated Financial Statements.

(b)	The Senior Notes mature on June 15, 2013. See-Capital Resources and Liquidity - Financing Arrangements — Senior Notes” and Note 12 of Notes to Consolidated Financial Statements.

(c)	All of the CKJEA Notes were renewed for additional one-year terms during Fiscal 2009.

(d)	See Note 15 of Notes to Consolidated Financial Statements.

(e)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at January 2, 2010. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.

(f)	Reflects expected contributions to the Company’s U.S. pension plan in accordance with the Pension Protection Act of 2006 and to the Company’s post-retirement plan. See Capital Resources and Liquidity — Liquidity and Note 7 of Notes to Consolidated Financial Statements.

(g)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. Includes, among other items, purchase obligations of approximately $20.8 million, during 2010 and 2011, pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 4 and Note 15 of Notes to Consolidated Financial Statements.

(h)	Includes contracts with athletes and models and $3.5 million related to the Brazilian acquisitions in Fiscal 2009, which will be paid by March 31, 2010 (see Note 2 of Notes to Consolidated Financial Statements).
In addition to the above contractual obligations, in the ordinary course of business, the Company has open purchase orders with suppliers of approximately $309.5 million as of January 2, 2010.
Seasonality
The Company’s Swimwear business is seasonal; approximately 67.8% of the Swimwear Group’s net revenues was generated in the first half of Fiscal 2009. The consolidated operations of the Company are somewhat seasonal. In Fiscal 2009, approximately 49.2% of the Company’s net revenues was generated in the first half of the fiscal year. The working capital requirements of the Swimwear Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements. Sales and earnings from the Company’s other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.
The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2009 and Fiscal 2008.

	For the Three Months Ended				For the Three Months Ended
	April 4,	July 4,	October 3,	January 2,	April 5,	July 5,	October 4,	January 3,
	2009	2009	2009	2010	2008	2008	2008	2009
	(in millions of dollars)
Net revenues	$537.8	$455.4	$520.9	$505.5	$567.2	$502.8	$547.6	445.3
Operating income	64.3	41.0	60.3	$27.9	56.1	49.2	48.0	(11.9)
Cash flow provided by (used in) operating activities	(61.2)	135.3	73.8	117.0	(43.4)	81.9	32.4	55.0
Inflation
The Company does not believe that the relatively moderate levels of inflation in the U.S., Canada, Western Europe and Asia have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. Mexico and Brazil, historically, has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company’s Mexican and Brazilian subsidiaries have been relatively moderate and have not had a material effect on the results of the Company in any of the last three fiscal years.
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
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1 to Notes to Consolidated Financial Statements for a description of accounting pronouncements that have recently been issued and the Company’s assessment of the effect of their adoption on its financial position, results of operations and cash flows.

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
The following factors, among others, including those described in this Annual Report on Form 10-K under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry, including the recent turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects, or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.
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
Market Risk
The Company’s pension plan invests in marketable equity and debt securities, mutual funds, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Investments are stated at fair value, except as disclosed below, based upon quoted market prices. Investments in limited partnerships are valued based on estimated fair value by the management of the limited partnerships in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. Investments in common collective trusts are valued at the net asset value, as determined by the trust manager, of the shares held by the pension plan at year end, which is based on the fair value of the underlying assets.
During the fourth quarter of Fiscal 2009, the fair value of the debt and equity securities and other investments held in the pension plan’s investment portfolio has begun to increase. Earlier in the year, the turmoil in the world financial and credit markets had created significant volatility, resulting in a significant decline in the portfolio’s fair value. Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Statement of Operations through pension expense and in the Company’s Consolidated Balance Sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $118.3 million at January 2, 2010 and $100.6 million at January 3, 2009. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $11.8 million and $10.1 million for Fiscal 2009 and Fiscal 2008, respectively. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first three quarters of Fiscal 2009, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.2 million in pension expense (decrease/increase in pension income) for Fiscal 2009. During Fiscal 2009, the return on pension plan assets, net of pension plan expenses, actually increased by approximately 17.6%. However, the Company reduced the discount rate used to determine benefit obligations from 8.0% in Fiscal 2008 to 6.1% in Fiscal 2009, which increased the benefit obligation. As a result, the Company recognized approximately $18.3 million of pension expense in the fourth quarter of Fiscal 2009. See Note 7 of Notes to Consolidated Financial Statements.
Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at January 2, 2010, on $0.2 million under the New Credit Agreements and $47.7 million under the CKJEA Notes and, at January 3, 2009, on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million, on $62.3 million under the CKJEA Notes and on $11.9 million under the New Credit Agreements. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements (which were terminated by the issuer in July 2009 and June 2009, respectively), a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.5 million for Fiscal 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreements would have had a negligible unfavorable effect in Fiscal 2009 and a negligible unfavorable effect in Fiscal 2008 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the CKJEA Notes would have had a $0.1 million unfavorable effect in Fiscal 2009 and an unfavorable effect of $0.3 million in Fiscal 2008 on the Company’s income from continuing operations before provision for income taxes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements and Note 12 of Notes to Consolidated Financial Statements.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note17 of Notes to the Consolidated Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant negative impact on the Company’s earnings during Fiscal 2009, compared to Fiscal 2008, due to the strengthening of the U.S. dollar against those foreign currencies. The Company’s European, Asian, Canadian and Mexican operations accounted for approximately 54.6% of the Company’s total net revenues for Fiscal 2009. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $234.3 million for Fiscal 2009. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $23.4 million for Fiscal 2009.
The fair value of foreign currency exchange forward contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
The following table summarizes the effect on earnings for Fiscal 2009 of a hypothetical 10% increase in the contractual exchange rate or strike rate of the Company’s foreign currency exchange forward contracts and zero-cost collar option contracts:

				Weighted	Effect of Hypothetical
				Average	10% Increase in Contractual
		Foreign		Contractual	Exchange Rate or Strike Rate
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD thousands		USD thousands

Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	10,000	1.373	(1,000)
Foreign exchange contracts	Minimum royalty and adverising costs	Euro/USD	9,213	1.408	(921)
Foreign exchange contracts	Purchases of inventory	KRW/USD	10,625	1,208	(1,063)
Foreign exchange contracts	Purchases of inventory	CAD/USD	21,085	0.8578	(2,109)
Foreign exchange contracts	Purchases of inventory	MXN/USD	1,082	0.0601	(108)
Foreign exchange contracts	Intercompany purchases of inventory	Euro/GBP	11,395	0.8810	(1,139)
Foreign exchange contracts	Intercompany loans	CAD/USD	1,500	0.9537	(250)
Foreign exchange contracts	Intercompany payables	Euro/USD	12,000	1.4351	1,088
Zero-cost collars	Intercompany payables	Euro/USD	26,000	1.4230	1,991
Zero-cost collars	Intercompany payables	KRW/USD	14,500	1,224	(1,654)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, GBP =British pound, MXN = Mexican peso

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.

Item 8.	Financial Statements and Supplementary Data.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, management concluded that, as of January 2, 2010, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of January 2, 2010, and its report thereon is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
New York, New York
We have audited the internal control over financial reporting of The Warnaco Group, Inc. (the “Company”) as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting on page 67. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated March 1, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
New York, NY
March 1, 2010

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Part III is incorporated by reference from Item 1. Business - Executive Officers of the Registrant and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2009 year end.

Item 11.	Executive Compensation.
The information required by this Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2009 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2009 year end.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2009 year end.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2009 year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. List of Exhibits.
The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:
•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	may have been qualified in such agreements by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;
•	may apply contract standards of “materiality” that are different from “materiality” under the applicable security laws; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about The Warnaco Group, Inc. may be found elsewhere in this Annual Report on Form 10-K and The Warnaco Group, Inc.’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Website Access to Reports” under Item 1 of Part I.

Exhibit No.	Description of Exhibit
2.1
First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 10-Q filed on November 18, 2002).*

2.2
Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2002).*

2.3
Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ## **

2.4
Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).* **

2.5
Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*

2.6
Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc. (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).* **

2.7
Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **

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

10.12	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Registration Statement on Form S-1 (File No. 33-4587)).*
10.13	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.14	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.15	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.’s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*

Exhibit No.	Description of Exhibit
10.16
The Warnaco Group, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Appendix A to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*

10.17	The Warnaco Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Appendix B to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
10.18	The Warnaco Group, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*
10.19	2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.20	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.22	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.23	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.24	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.25
Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*

10.26
Amended and Restated Employment Agreement, dated as of December 19, 2007, between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 20, 2007).*

10.27
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.27 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.28
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.29
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.30
Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.30 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.31
Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.32
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.32 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.33
Amended and Restated Employment Agreement, dated as of December 31, 2008 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.33 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.34
Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.35
Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.36
License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).* #

10.37
License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.38
Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.39
Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.40
Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.41
Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

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
10.44
Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*

10.45
Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).* ##

10.46
Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).* ##

10.47
Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors’ Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*

10.48
Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed on May 24, 1994).*

10.49
License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).* ##

10.50
License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ##

10.51
License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.’s Form 10-K filed March 17, 2005) * #

10.52
Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.53
Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#

10.54
Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.55
Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* #

10.56
Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.57
Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* #

10.58
License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

Exhibit No.	Description of Exhibit
10.59
License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.60
License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.61
Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.62
License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008). * ##

10.63
License Agreement — Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008). * ##

10.64
License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008). * ##

10.65
License Agreement — Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008). * ##

10.66
E-Commerce Agreement, dated as of January 31, 2008, Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited, CK Jeanswear Europe S.r.l., Calvin Klein Jeanswear Company and CKJ Holdings, Inc. (incorporated by reference to Exhibit 10.72 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008). * ##

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2010.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
	Name:	Joseph R. Gromek
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer	March 1, 2010
(Joseph R. Gromek)	(Principal Executive Officer)

/s/ LAWRENCE R. RUTKOWSKI	Executive Vice President and Chief Financial Officer	March 1, 2010
(Lawrence R. Rutkowski)	(Principal Financial and Accounting Officer)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the	March 1, 2010
(Charles R. Perrin)	Board of Directors

/s/ DAVID A. BELL	Director	March 1, 2010
(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	March 1, 2010
(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	March 1, 2010
(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	March 1, 2010
(Sheila A. Hopkins)

/s/ NANCY A. REARDON	Director	March 1, 2010
(Nancy A. Reardon)

/s/ DONALD SEELEY	Director	March 1, 2010
(Donald Seeley)

/s/ CHERYL NIDO TURPIN	Director	March 1, 2010
(Cheryl Nido Turpin)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of The Warnaco, Group Inc. (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
New York, NY
March 1, 2010

THE WARNACO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	January 2, 2010	January 3, 2009

ASSETS

Current assets:
Cash and cash equivalents	$320,754	$147,627
Accounts receivable, less reserves of $89,982 and $87,375 as of January 2, 2010 and January 3, 2009, respectively	290,737	251,886
Inventories	253,362	326,297
Assets of discontinued operations	2,172	6,279
Prepaid expenses and other current assets	84,227	91,727
Deferred income taxes	51,605	65,050

Total current assets	1,002,857	888,866

Property, plant and equipment, net	120,491	109,563
Other assets:
Licenses, trademarks and other intangible assets, net	376,831	282,656
Deferred financing costs, net	6,063	7,758
Deferred income taxes	12,957	76,196
Other assets	29,874	30,918
Goodwill	110,721	100,136

Total assets	$1,659,794	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$97,873	$79,888
Accounts payable	127,636	146,030
Accrued liabilities	184,438	168,892
Liabilities of discontinued operations	8,018	12,055
Accrued income taxes payable	24,577	6,041
Deferred income taxes	146	1,406

Total current liabilities	442,688	414,312

Long-term debt	112,835	163,794
Deferred income taxes	65,219	51,192
Other long-term liabilities	122,942	78,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,617,795 and 50,122,614 issued as of January 2, 2010 and January 3, 2009, respectively	506	501
Additional paid-in capital	633,378	631,891
Accumulated other comprehensive income	46,473	12,841
Retained earnings	362,813	268,016
Treasury stock, at cost 4,939,729 and 4,865,401 shares as of January 2, 2010 and January 3, 2009, respectively	(127,060)	(125,562)

Total Warnaco Group Inc. stockholders’ equity	916,110	787,687
Noncontrolling interest	—	1,054

Total stockholders’ equity	916,110	788,741

Total liabilities and stockholders’ equity	$1,659,794	$1,496,093

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Net revenues	$2,019,625	$2,062,849	$1,819,579
Cost of goods sold	1,155,278	1,142,076	1,069,904

Gross profit	864,347	920,773	749,675
Selling, general and administrative expenses	638,907	738,238	601,656
Amortization of intangible assets	11,032	9,446	13,167
Pension expense (income)	20,873	31,644	(8,838)

Operating income	193,535	141,445	143,690
Other loss (income)	1,889	1,926	(7,063)
Interest expense	23,897	29,519	37,718
Interest income	(1,248)	(3,120)	(3,766)

Income from continuing operations before provision for income taxes and noncontrolling interest	168,997	113,120	116,801
Provision for income taxes	64,272	60,727	29,892

Income from continuing operations before noncontrolling interest	104,725	52,393	86,909
Loss from discontinued operations, net of taxes	(6,227)	(3,792)	(7,802)

Net income	98,498	48,601	79,107
Less: Net income attributable to the noncontrolling interest	(2,500)	(1,347)	—

Net income attributable to Warnaco Group, Inc.	$95,998	$47,254	$79,107

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$102,225	$51,046	$86,909
Discontinued operations, net of tax	(6,227)	(3,792)	(7,802)

Net income	$95,998	$47,254	$79,107

Basic income per common share:
Income from continuing operations	$2.22	$1.11	$1.90
Loss from discontinued operations	(0.13)	(0.08)	(0.17)

Net income	$2.09	$1.03	$1.73

Diluted income per common share:
Income from continuing operations	$2.19	$1.08	$1.84
Loss from discontinued operations	(0.14)	(0.08)	(0.17)

Net income	$2.05	$1.00	$1.67

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,433,874	45,351,336	44,908,028

Diluted	46,196,397	46,595,038	46,506,319

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Warnaco Group, Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at December 30, 2006	$470	$555,734	$31,453	$142,596	$(47,339)	$—	$—	$682,914
Comprehensive income:
Net income				79,107			79,107	79,107
Other comprehensive income, net of tax
Foreign currency translation adjustments			36,533				36,533	36,533
Change in post retirement plans			1,752				1,752	1,752
Other			(155)				(155)	(155)

Other comprehensive income						—	38,130	38,130

Comprehensive income						—	$117,237	117,237

Adjustment to initially adopt FASB ASC 740-10				(941)				(941)
Stock issued in connection with stock compensation plans	12	16,787						16,799
Compensation expense in connection with employee stock compensation plans		14,578						14,578
Purchase of treasury stock related to stock compensation plans					(2,488)			(2,488)
Repurchases of common stock					(55,203)			(55,203)

Balance at December 29, 2007	482	587,099	69,583	220,762	(105,030)	—	—	772,896
Comprehensive (loss):
Net income				47,254		1,347	48,601	48,601
Other comprehensive income, net of tax
Foreign currency translation adjustments			(57,412)			(240)	(57,652)	(57,652)
Change in post retirement plans			764				764	764
(Loss) on cash flow hedges			(328)				(328)	(328)
Other			234				234	234

Other comprehensive (loss)						(240)	(56,982)	(56,982)

Comprehensive (loss)						1,107	$(8,381)	(8,381)

Effect of consolidation of noncontrolling interest						(53)		(53)
Stock issued in connection with stock compensation plans	19	28,477						28,496
Compensation expense in connection with employee stock compensation plans		15,496						15,496
Other		819						819
Purchase of treasury stock related to stock compensation plans					(4,667)			(4,667)
Repurchases of common stock					(15,865)			(15,865)

Balance at January 3, 2009	501	631,891	12,841	268,016	(125,562)	1,054		788,741
Comprehensive income:
Net income				95,998		2,500	98,498	98,498
Other comprehensive income, net of tax
Foreign currency translation adjustments			35,360			213	35,573	35,573
Change in post retirement plans			(1,029)				(1,029)	(1,029)
(Loss) on cash flow hedges			(699)				(699)	(699)
Other			—			16	16	16

Other comprehensive income						229	33,861	33,861

Comprehensive income						2,729	$132,359	132,359

Correction of adjustment to initially adopt FASB ASC 740-10				(1,201)				(1,201)
Purchase of 49% of non-controlling interest		(17,645)				235		(17,410)
Dividend paid to non-controlling interest						(4,018)		(4,018)
Stock issued in connection with stock compensation plans	5	4,679						4,684
Compensation expense in connection with employee stock compensation plans		14,453						14,453
Purchase of treasury stock related to stock compensation plans					(1,498)			(1,498)

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—		$916,110

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Cash flows from operating activities:
Net income	$98,498	$48,601	$79,107
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,227	3,792	7,802
Depreciation and amortization	46,843	46,154	65,332
Stock compensation	14,453	15,189	14,286
Amortization of deferred financing costs	1,683	2,636	2,793
Provision for trade and other bad debts	4,775	6,028	4,555
Inventory writedown	18,623	23,870	33,315
Loss on repurchase of Senior Notes/refinancing of debt facilities	—	5,329	—
Provision (benefit) for deferred income tax	17,477	12,093	(11,202)
Foreign exchange loss (gain)	(5,477)	1,024	(9,456)
Other	(675)	(552)	6
Change in operating assets and liabilities:
Accounts receivable	(27,947)	(6,545)	3,413
Inventories	67,470	(42,400)	(17,494)
Prepaid expenses and other assets	9,906	(33,837)	(993)
Accounts payable, accrued expenses and other liabilities	(5,090)	67,151	(35,704)
Accrued income taxes	17,115	4,875	(11,277)

Net cash provided by operating activities from continuing operations	263,881	153,408	124,483
Net cash provided by (used in) operating activities from discontinued operations	1,033	(27,521)	35,940

Net cash provided by operating activities	264,914	125,887	160,423

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	373	354	2,709
Purchase of property, plant and equipment	(43,443)	(42,314)	(40,516)
Business acquisitions, net of cash acquired	(9,511)	(2,356)	(2,069)
Proceeds from the sale of businesses, net	—	26,780	19,519
Purchase of intangible asset	—	(26,727)	—

Net cash (used in) investing activities from continuing operations	(52,581)	(44,263)	(20,357)
Net cash (used in) investing activities from discontinued operations	—	—	(443)

Net cash (used in) investing activities	(52,581)	(44,263)	(20,800)

See Notes to Consolidated Financial Statements

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Cash flows from financing activities:
Payment of deferred financing costs	$(515)	$(3,934)	$(480)
Repayments of Senior Note due 2013	—	(46,185)	—
Repayments of Term B Note	—	(107,300)	(61,800)
Proceeds from the exercise of employee stock options	4,034	28,496	16,149
Purchase of treasury stock	(1,498)	(20,532)	(57,691)
Premium on cancellation of interest rate swaps	2,218	—	—
Increase (decrease) in short-term notes payable	(23,985)	16,593	(17,493)
Borrowings (repayments) under revolving credit facility	(11,805)	12,000	—
Payment of dividend to non-controlling interest	(4,018)	—	—
Cost to purchase non-controlling interest in an equity transaction	(5,339)	—	—
Other	—	170	(373)

Net cash (used in) financing activities from continuing operations	(40,908)	(120,692)	(121,688)
Net cash (used in) financing activities from discontinued operations	—	—	—

Net cash (used in) financing activities	(40,908)	(120,692)	(121,688)

Effect of foreign exchange rates on cash and cash equivalents	1,702	(5,223)	6,993
Increase (decrease) in cash and cash equivalents	173,127	(44,291)	24,928
Cash and cash equivalents at beginning of period	147,627	191,918	166,990

Cash and cash equivalents at end of period	$320,754	$147,627	$191,918

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
Nature of Operations: The Company designs, sources, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. As of January 2, 2010, the Company operated: (i) 1,097 Calvin Klein retail stores worldwide (consisting of 131 full price free-standing stores, 109 outlet free-standing stores, 857 shop-in-shop/concession stores) and (ii) three on-line stores: SpeedoUSA.com, Calvinkleinjeans.com, and CKU.com. As of January 2, 2010, there were also 624 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”).
Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements include the accounts of Warnaco Group and its subsidiaries. Noncontrolling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A (“WBR”). During the fourth quarter of Fiscal 2009, the Company purchased the remaining 49% of the equity of WBR, increasing its ownership of the equity of WBR to 100% (see Note 2 to Notes to Consolidated Financial Statements).
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 4, 2009 to January 2, 2010 (Fiscal 2009”) contained fifty-two weeks of operations. The period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained fifty-three weeks of operations and the period December 31, 2006 to December 29, 2007 (“Fiscal 2007”) contained fifty-two weeks of operations.
Reclassifications: Prior period items on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations. (See Note 3 of Notes to Consolidated Financial Statements). In addition, certain prior period items, related to the presentation and disclosure of noncontrolling interests, on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets have been reclassified. Basic and diluted earnings per share data have also been recalculated to give effect to participating securities, which are required to be included in the computation of both basic and diluted earnings per share (see Note 14 of Notes to Consolidated Financial Statements).
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
Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, receivables and derivative financial instruments. The Company invests its excess cash in demand deposits and investments in short-term marketable securities that are classified as cash equivalents. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. The Company holds no collateral for these financial instruments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. During Fiscal 2007, 2008 and 2009, no one customer represented more than 10% of net revenues.

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
Cost of Goods Sold: Cost of goods sold consists of the cost of products purchased and certain period costs related to the product procurement process. Product costs include: (i) cost of finished goods; (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) inspection, quality control and cost accounting and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) loss on seconds; (e) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (f) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship inventory to customers (excluding direct freight charges) are included in shipping and handling costs and are classified in selling, general and administrative (“SG&A”) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.
Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less.
Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of January 2, 2010 and January 3, 2009, the Company recorded $89,982 and $87,375, respectively, of accounts receivable reserves.
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
Long-Lived Assets: Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the acquisition method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates and preliminary appraisal reports. Adjustments to the preliminary estimates of fair value, which are made within one year of an acquisition date, are recorded as adjustments to goodwill. Subsequent adjustments are recorded in earnings in the period of the adjustment.

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
The Company conducted an annual evaluation of the long-lived assets of its retail stores for impairment during the fourth quarter of Fiscal 2009. None of those assets were impaired except for $160 of assets in two stores in Mexico, which will be closed early in 2010. The Company recognized a loss for the full amount of that impairment in the fourth quarter of Fiscal 2009.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the acquisition method of accounting. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.
Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 2, 2010, the Company’s reporting units for purposes of determining potential impairment of goodwill are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence as of the Effective Date are recorded at their fair values net of accumulated amortization since the Effective Date and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Licenses and trademarks acquired in business combinations after the Effective Date under the acquisition method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized and amortized, where appropriate, through the extension or renewal period of the asset.
The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable, as for goodwill. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) or impairment of any intangible assets of continuing operations for any period presented.
Property, Plant and Equipment: Property, plant and equipment as of January 2, 2010 and January 3, 2009 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	40 years
Building Improvements (including leasehold improvements)	4-15 years
Machinery and equipment	2-10 years
Furniture and fixtures (including store fixtures)	1-10 years
Computer hardware	3-5 years
Computer software	3-7 years
Depreciation and amortization expense is based on the estimated useful lives of depreciable assets and is provided using the straight line method. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term; or the lease term plus renewal options if renewal of the lease is reasonably assured.
Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). Interest costs related to developing or obtaining computer software that could have been avoided if expenditures for the asset had not been made, if any, are capitalized to the cost of the asset. General and administrative costs related to developing or obtaining such software are expensed as incurred.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Operations and are classified on the Consolidated Balance Sheets with the related liability for unrecognized tax benefits.
Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement that had completed service prior to January 1, 2003 (the “Pension Plan”). The measurement date used to determine benefit information is the Company’s fiscal year end.
The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poors Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 6.10% for Fiscal 2009 reasonably reflects current market conditions and the characteristics of the Pension Plan.
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
The Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its Consolidated Statements of Operations. The Company recognizes the funded status of its pension and other post-retirement benefit plans in the Consolidated Balance Sheets.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and the U.S. Internal Revenue Code of 1986, as amended. The Company’s cash contribution to the Pension Plan for Fiscal 2009 was $10,526 and is expected to be approximately $6,300 in fiscal 2010. See Note 7 of Notes to Consolidated Financial Statements.
Stock-Based Compensation: In accounting for equity-based compensation awards, the Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model uses assumptions which involve estimating future uncertain events. The Company is required to make significant judgments regarding these assumptions, the most significant of which are the stock price volatility, the expected life of the option award and the risk-free rate of return.
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s own historical stock price volatility since its emergence from bankruptcy and other factors. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.
•	During Fiscal 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Accordingly, for options granted during Fiscal 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) (which yielded an expected term of six years) to the use of historical data (which yielded an expected life of 3.72 years). Historical data will be used for stock options granted in all future periods. The Company based its Fiscal 2008 and Fiscal 2007 estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in SAB 110. A shorter expected term would result in a lower compensation expense.
•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2009, Fiscal 2008 and Fiscal 2007 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.
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
The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Weighted average risk free rate of return	1.84%	3.19%	4.43%
Dividend yield (a)	—	—	—
Expected volatility of the market price of the Company’s common stock	59.3%	36.1%	31.3%
Expected option life	3.72 years	6 years	6 years

(a)	The terms of the Company’s New Credit Agreements, Amended and Restated Credit Agreement and the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last five fiscal years. See Note 12.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
A summary of stock-based compensation expense is as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Stock-based compensation expense before income taxes:
Stock options	$5,721	$5,585	$6,854
Restricted stock grants	8,732	9,911	7,724

Total (a)	14,453	15,496	14,578

Income tax benefit:
Stock options	2,048	1,949	2,428
Restricted stock grants	3,126	1,556	2,737

Total	5,174	3,505	5,165

Stock-based compensation expense after income taxes:
Stock options	3,673	3,636	4,426
Restricted stock grants	5,606	8,355	4,987

Total	$9,279	$11,991	$9,413

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statement of Operations as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Included in income from continuing operations before provision for income taxes	$14,453	$15,189	$14,286
Included in loss from discontinued operations, net of income taxes	—	307	292

	$14,453	$15,496	$14,578

As of January 2, 2010, there was $15,099 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 21.8 months. The tax benefit realized from exercise of stock options was not material for any period presented. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.
Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $100,188, $118,814 and $99,054, respectively. Cooperative advertising expenses for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $21,583, $24,646 and $24,780, respectively.
Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2009, Fiscal 2008, and Fiscal 2007 were $52,260, $56,393 and $57,172, respectively.
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
Derivative Financial Instruments: The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables by subsidiaries whose functional currencies are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts and zero-cost collar option contracts, to offset its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company designates foreign exchange forward contracts, that are entered into by the Company’s subsidiaries, related to the purchase of inventory or the payment of minimum royalties and advertising costs as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold (“COGS”) in the Statement of Operations during the periods in which the underlying transactions occur. Foreign exchange forward contracts, entered into by foreign subsidiaries that do not qualify for hedge accounting, and those entered into by Warnaco on behalf of a subsidiary, related to inventory purchases, payment of minimum royalties and advertising costs and zero-cost collars or forward contracts related to intercompany loans or payables are considered to be economic hedges for accounting purposes. Gain or loss on the underlying foreign-denominated balance or future obligation would be offset by the loss or gain on the forward contract. Accordingly, changes in the fair value of these economic hedges are recognized in earnings during the period of change.
Gains and losses on economic hedges that are forward contracts are recorded in Other loss (income) in the Consolidated Statements of Operations. Gains and losses on zero cost collars that are used to hedge changes in intercompany loans and payables are included in other income/loss or selling, general and administrative expense, respectively, on the Consolidated Statements of Operations.
The Company designates foreign currency forward contracts related to purchase of inventory or payment of minimum royalty and advertising costs as cash flow hedges if the following requirements are met: (i) at the inception of the hedge there is formal documentation of the hedging relationship, the entity’s risk management objective and strategy for undertaking the hedge, the specific identification of the hedging instrument, the hedged transaction and how the hedging instruments effectiveness in hedging exposure to the hedged transactions variability in cash flows attributable to the hedged risk will be assessed; (ii) the hedge transaction is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk and (iii) the occurrence of the forecasted transaction is probable.
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
Changes in the fair values of foreign exchange contracts that are designated as cash flow hedges, to the extent that they are effective, are deferred and recorded as a component of other comprehensive income until the underlying transaction being hedged is settled, at which time the deferred gains or losses are recorded in cost of goods sold in the Statements of Operations. The ineffective portion of a cash flow hedge, if any, is recognized in other income/ expense in the current period. Commissions and fees related to foreign currency exchange contracts, if any, are expensed as incurred. Cash flows from the Company’s derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12 of Notes to Consolidated Financial Statements. A number of international financial institutions are counterparties to the Company’s outstanding interest rate swap agreements, zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company’s foreign operations at current rates of exchange. Assets and liabilities of the Company’s foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders’ equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in Other loss (income)  or selling, general and administrative expense, as appropriate, and are recognized in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company’s foreign operations are translated using monthly average exchange rates.
Subsequent Events: The Company has evaluated events and transactions occurring after January 2, 2010 for potential recognition or disclosure in the Consolidated Financial Statements. See Note 12 of Notes to Consolidated Financial Statements regarding redemption of Senior Notes.
Recent Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the accounting for recurring financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. In January 2009, that accounting guidance was extended to include non-recurring financial assets and liabilities and for all other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. This guidance defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not expand or require any new fair value measures. Beginning in Fiscal 2009, the full adoption of this guidance includes application to financial assets and liabilities, primarily the Company’s derivative contracts, as well as non-financial assets and liabilities, such as assets and liabilities acquired in a business combination or impairment testing of long-lived assets. The Company had provided the expanded disclosures required by this guidance in its financial statements. Adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.
In December 2007, the FASB issued updated accounting guidance on business combinations. The updated accounting guidance retains the underlying concepts of the previous guidance in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting but the updated accounting guidance changed the method of applying the acquisition method in a number of significant aspects. For example, (a) consideration paid in the form of equity securities will be measured on the closing date of the acquisition rather than on the announcement date, which introduces volatility in estimating the final acquisition price, (b) contingent consideration will be recorded at fair value on the acquisition date regardless of the likelihood of payment rather than when the contingency is resolved, which increases the initial purchase price and may give rise to more goodwill and (c) transaction costs will be expensed as incurred rather than added to the purchase price and allocated to net assets acquired, which decreases the initial purchase price and the amount of goodwill and reduces the acquirer’s earnings before and after the close of the transaction. The updated accounting guidance was effective for the Company from January 4, 2009 on a prospective basis for all business combinations for which the acquisition date was on or after that date, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies such that adjustments made to valuation allowances on deferred taxes and to acquired tax contingencies, such as uncertain tax positions associated with acquisitions that closed prior to January 4, 2009 will be recognized in earnings rather than as an adjustment to goodwill. Whenever the Company enters into a business combination or adjusts its valuation allowances subsequent to January 4, 2009, the Company will evaluate this guidance, which may have a material impact on its financial position, results of operations and cash flows.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
In December 2007, the FASB issued updated accounting guidance related to noncontrolling interests in consolidated financial statements which establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s Consolidated Balance Sheet rather than in the mezzanine section and (b) changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, are recognized in the controlling entity’s equity rather than being accounted for by the acquisition method, which would have given rise to goodwill. This guidance was effective for the Company from January 4, 2009 on a prospective basis for all fiscal years, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which are applied retrospectively. The Company changed the presentation of noncontrolling interest (formerly called minority interests) in its Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented. Although the adoption of the provisions contained in the updated accounting guidance affects certain performance and equity ratios, its adoption did not have a material effect on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
In March 2008, the FASB issued updated accounting guidance related to disclosures about derivative instruments and hedging activities. The updated accounting guidance requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows and was effective for the Company’s fiscal year and interim periods within such year, beginning January 4, 2009. The Company has presented the expanded disclosures in Note 17 of Notes to the Consolidated Financial Statements and Item 7A. Qualitative and Quantitative Disclosures About Market Risk — Foreign Exchange Risk.
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
In December 2008, the FASB issued updated accounting guidance related to employers’ disclosures about postretirement benefit plan assets which is intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The updated accounting guidance requires additional disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the FASB guidance related to fair value measurements. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under the guidance related to fair value measurements). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company has provided the enhanced disclosures required by this updated accounting guidance in Note 7 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
In April 2009, the FASB issued updated accounting guidance related to interim disclosures about fair value of financial instruments to require disclosures about fair value and the related carrying amount of financial instruments in interim financial statements as well as in annual financial statements. The updated accounting guidance also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and was effective for interim and annual periods ending after June 15, 2009. Disclosures are required only on a prospective basis. The Company has presented the required disclosures in Notes 16 and 17 of Notes to Consolidated Financial Statements.
In June 2009, the FASB issued an Accounting Standards Codification (“ASC” or “Codification”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This guidance establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by those entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The SEC Sections in the Codification are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. All guidance contained in the Codification carries an equal level of authority. Following the issuance of this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to the Codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There were no changes to the accounting principles used to prepare the Company’s financial statements as a result of the adoption of the ASC.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends ASC 820-10, Fair Value Measurements and Disclosures — Overall to provide additional guidance on how companies should measure the fair value of certain alternative investments, such as hedge funds, private equity funds, and venture capital funds. ASU 2009-12 allows companies to determine the fair value of such investments using Net Asset Value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. ASU 2009-12 also requires new disclosures for each major category of alternative investments. The disclosure provisions of ASU 2009-12 are not applicable to employer’s disclosures about pension and other postemployment benefit plan assets. The Company adopted ASU 2009-12 as of its annual reporting period ended on January 2, 2010. Accordingly, the Company used the NAV of the alternative investments, including limited partnerships and common/collective trusts, held in its pension plan as a measure of the fair values of those investments when providing disclosures in this Annual Report on Form 10-K and will do so for all future annual and quarterly financial reporting.
No other new accounting pronouncement issued or effective during Fiscal 2009 had or is expected to have a material impact on the Consolidated Financial Statements.
Note 2—Acquisitions
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of 2009, the Company finalized agreements, effective October 1, 2009, to acquire the remaining 49% of the equity (the “Equity Purchase”) in its Brazilian subsidiary WBR Industria e Comercio de Vestuario S.A. (“WBR”) from the minority shareholders (the “Sellers”). As a result, the Company’s interest in the outstanding equity of WBR increased to 100%. Concurrent with the Equity Purchase, the Company finalized agreements, effective October 1, 2009, to acquire the business of eight retail stores in Brazil that sell Calvin Klein products (including jeans wear and underwear) (the “Asset Purchase”) from the Sellers. The consummation of the Equity Purchase and the Asset Purchase continues the Company’s strategy of expansion of its operations in South America.
Prior to the consummation of the Equity Purchase, WBR paid a dividend in the amount of 7,000 Brazilian Real ($4,000), which amount represented a distribution to the Sellers of their portion of WBR’s accumulated earnings through September 30, 2009. The Company made an initial cash payment of 21,000 Brazilian Real ($12,000 based on the exchange rate on the acquisition date) in connection with both the Equity Purchase and the Asset Purchase. In addition to the initial cash payment, the Company is required to make three additional payments, each of which is contingent upon the achievement of a threshold of profitability of WBR (including the eight retail stores), within a defined range, for the fourth quarter of Fiscal 2009 and each of fiscal years 2010 and 2011, respectively. The contingent consideration is payable on March 31, 2010, 2011 and 2012. The potential future payments that the Company could be required to make under the contingent consideration arrangement is between 0 and 43,000 Brazilian Real (approximately $0 and $24,000). On the date of acquisition, the Company recorded a liability of 35,000 Brazilian Real ($20,000), which amount represents the present value of the estimated future contingent payments it will be required to pay. The Company will recognize the difference between the present value of the future contingent payments and the nominal value of future contingent payments as interest expense in its Consolidated Statements of Operations during the period over which the contingent payments are made. The Company will record any changes in its initial estimate of the contingent consideration as an adjustment to earnings in its Consolidated Statement of Operations (part of selling, general and administrative expenses (“SG&A”)) in the period of the change in estimate. Based upon the operating results achieved by WBR during the fourth quarter of Fiscal 2009, a payment of 6,000 Brazilian Real ($3,500) will be paid by March 31, 2010.
The Equity Purchase was accounted for as an equity transaction since the Company maintained control of WBR both before and after the transaction. The Company has determined, based on its preliminary estimates of the relative fair values of the acquired retail stores business and the 49% interest of WBR (without the acquired retail stores), that the portion of the total consideration due the Sellers that related to the Equity Purchase was 44,100 Brazilian Real ($25,000), resulting in the reduction of Additional Paid in Capital by that amount. In addition, in connection with the Equity Purchase, the Company recorded a deferred tax asset of 14,200 Brazilian Real (approximately $8,000), which was offset by an increase in Additional Paid in Capital.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Asset Purchase was accounted for as a business combination, which was not deemed to be material for accounting purposes from a financial disclosure perspective. The Company determined that the portion of the total consideration due the Sellers that related to the Asset Purchase was 12,400 Brazilian Real ($7,000). See Note 10 of Notes to Consolidated Financial Statements for details of intangible assets and goodwill resulting from these acquisitions.
The Company is in the process of finalizing the allocation of the purchase price attributable to Equity Purchase and the Asset Purchase and is also in the process of finalizing the determination of the fair values of the assets acquired and liabilities assumed in the Asset Purchase.
The following table describes the effect of changes in the Company’s ownership interest in WBR on the Company’s equity:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Net income attributable to Warnaco Group, Inc.	$95,998	$47,254	$79,107

Transfer to the noncontrolling interest
Decrease in Warnaco Group Inc.’s paid in capital for purchase of 49% equity interest in WBR (a)	(17,645)	—	—

Net transfers to noncontrolling interest	(17,645)	—	—

Change from net income attributable to Warnaco Group, Inc. and transfer to noncontrolling interest	$78,353	$47,254	$79,107

(a)	includes $451 of transaction costs related to the acquisition of WBR.
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
2008 CK Licenses: In connection with the consummation of the January 31, 2006 acquisition of 100% of the shares of the companies (“the CKJEA Business”) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK /Calvin Klein “bridge” line of sportswear and accessories in Europe, the Company became obligated to acquire from the seller of the CKJEA Business, for no additional consideration and subject to certain conditions which were ministerial in nature, 100% of the shares of the company (the “Collection License Company”) that operates the license (the “Collection License”) for the Calvin Klein men’s and women’s Collection apparel and accessories worldwide. The Company acquired the Collection License Company on January 28, 2008. The Collection License was scheduled to expire in December 2013. However, pursuant to an agreement (the “Transfer Agreement”) entered into on January 30, 2008, the Company transferred the Collection License Company to Phillips-Van Heusen Corporation (“PVH”), the parent company of Calvin Klein, Inc. (“CKI”). In connection therewith, the Company paid approximately $43,000 (including final working capital adjustments) to, or on behalf of, PVH and entered into certain new, and amended certain existing, Calvin Klein licenses (collectively, the “2008 CK Licenses”).
The rights acquired by the Company pursuant to the 2008 CK Licenses include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operate Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company had entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories. During Fiscal 2008, the Company recorded $24,700 of intangible assets related to the 2008 CK Licenses and Calvin Klein Golf license and recorded a restructuring charge (included in selling, general and administrative expenses) of $18,535 (the “Collection License Company Charge”) related to the transfer of the Collection License Company to PVH. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business (see Note 3 of Notes to Consolidated Financial Statements).

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
Note 3—Dispositions and Discontinued Operations
Calvin Klein Golf and Calvin Klein Collection businesses: During the third quarter of Fiscal 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified as available for sale, its Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the third quarter of Fiscal 2009, the Company wrote off the carrying value of the Golf license of $792. In addition, the Company reclassified, as discontinued operations, net revenues of $155 and expenses of $353 for Fiscal 2009 in connection with the shut down of the Golf business. The Company’s Collection business had operated as a distributor of Calvin Klein Collection merchandise at retail locations in Korea both before and subsequent to the transfer of the Collection License Company to PVH. During the third quarter of Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $2,305 and expenses of $3,062 for Fiscal 2009 in connection with the shut down of the Collection business.
Designer Swimwear brands (except for Calvin Klein): During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of January 2, 2010 and January 3, 2009. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the Company’s sale of its OP business including the associated trademarks and goodwill in 2006. The Company sold its Catalina, Anne Cole and Cole of California businesses to In Mocean Group, LLC (“InMocean”) for a total consideration of approximately $25,300, of which $20,600 was received in cash on December 28, 2007. The remaining portion relates to raw material and work-in-process acquired at December 28, 2007. Cash related to raw material and work in process at the sale date is collected by drawing on letters of credit as the related finished goods are shipped. The Company recorded a loss of $2,338 related to the sale of the Catalina, Anne Cole and Cole of California businesses. During Fiscal 2008, the Company recorded charges of approximately $6,864, primarily related to working capital adjustments associated with the disposition of these brands. In addition, through June 30, 2008, the Company was obligated to provide certain transition services to InMocean for which the Company has been reimbursed. In addition, during Fiscal 2008, the Company ceased operations of its Nautica, Michael Kors and private label swimwear businesses. As a result, these business units have been classified as discontinued operations for financial reporting purposes. During Fiscal 2009 and Fiscal 2008, the Company recognized gains of $304 and losses of $2,035, respectively, (as part of “Loss from discontinued operations, net of taxes”) related to the discontinuation of the Nautica, Michael Kors and private label swimwear businesses.
Lejaby Sale: On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (“Palmers”) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. Pursuant to the transition services agreement (“TSA”) with Palmers, the Company operated the Canadian portion of the Lejaby business through December 31, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation for financial reporting purposes. During March 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3,392 related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14,587 which was recorded as part of “Provision for income taxes” in the Company’s Consolidated Statements of Operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Summarized operating results for the discontinued operations are as follows:

	Fiscal 2009		Fiscal 2008	Fiscal 2007

Net revenues	$3,083		$44,780	$210,956

Loss before provision for income taxes	(6,079	)(a)	(8,636)	(13,901)
Provision (benefit) for income taxes	148		(4,844)	(6,099)

Loss from discontinued operations	$(6,227)		$(3,792)	$(7,802)

(a)	includes a charge of $3,423 related to the correction of an error in amounts recorded in prior periods. See Note 6 of Notes to Consolidated Financial Statements.
The assets and liabilities of the discontinued operations at January 2, 2010 and January 3, 2009 are presented in the Consolidated Balance Sheets as follows:

	January 2, 2010 (a)	January 3, 2009 (a)

Accounts receivable, net	$366	$5,396
Inventories, net	1,684	23
Prepaid expenses and other current assets	122	778
Deferred tax assets	—	82

Assets of discontinued operations	$2,172	$6,279

Accounts payable	$104	$356
Accrued liabilities	7,902	9,735
Deferred tax liabilities	—	104
Other	12	1,860

Liabilities of discontinued operations	$8,018	$12,055

(a)	Includes assets and liabilities related to the businesses that were discontinued in 2009, 2008 and 2007.
Note 4—Restructuring Expense
During Fiscal 2009, the Company incurred restructuring charges of $12,126, primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($7,110); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($1,230); and (iii) other exit activities, including contract termination costs, legal and other costs ($3,786).
During Fiscal 2008, the Company incurred restructuring charges of $35,260, primarily related to (i) the Collection License Company Charge ($18,535); (ii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group ($3,944); (iii) the rationalization and consolidation of the Company’s European operations ($1,621); (iv) a workforce reduction initiative implemented in the fourth quarter of 2008 ($1,360) and (v) other costs, including contract termination costs, impairment of fixed assets and legal/other costs associated with various other exit activities ($9,800).
During Fiscal 2007, the Company recorded restructuring charges of $32,360 primarily related to (i) management’s initiatives to increase productivity and profitability in the Swimwear Group ($29,800); (ii) the rationalization and consolidation of the Company’s European operations ($632) and (iii) legal/other costs associated with various other exit activities ($1,928).
Each of the restructuring activities is described below:
The rationalization and consolidation of the Company’s European operations: During Fiscal 2007, the Company initiated actions to consolidate its European operations. Actions taken to date include the consolidation of certain sales functions across Europe as well as the consolidation of certain administrative and support functions across Europe into one shared service center located in the Netherlands. During Fiscal 2009 and Fiscal 2008, the Company incurred charges of approximately $1,230 and $1,621, respectively, primarily associated with employee termination costs (related to 14 employees and 9 employees, respectively) and consulting and professional fees related to this initiative. During Fiscal 2007, the Company incurred charges of $632 related to employee termination expenses. The Company expects to incur additional costs of $1,200 through 2010 related to this initiative.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Workforce reduction: Following the economic downturn in the fourth quarter of 2008, as a result of the turmoil in world financial markets and the expected decline in the demand for the Company’s products, the Company reduced its workforce in the United States during the fourth quarter of 2008 by 44 employees at a cost of approximately $1,400 in order to align its cost structure to match current economic conditions. A further reduction in force was implemented during the Fiscal 2009 (232 employees in both the Company’s domestic and foreign operations) at a cost of approximately $7,110.
The Collection License Company Charge: See Note 2 of Notes to Consolidated Financial Statements.
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
The Company recorded approximately $29,800 in Fiscal 2007 related to these initiatives. As relates to the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local business partner (the “Local Buyer”) whereby the Company transferred the facilities to the Local Buyer. As part of the transfer, the Local Buyer agreed to assume certain liabilities associated with the facilities and the facilities’ employees. The Company recorded losses of approximately $24,000 associated with the transfer, of which approximately $11,600 related to write-down of certain fixed assets and approximately $12,400 related primarily to liabilities which were assumed by the Local Buyer and which were reimbursed by the Company. In addition, the Company entered into a production agreement with the Local Buyer for certain stretch swimwear and other products (at market prices) through June 30, 2011. As of January 2, 2010, total commitments under the production agreement are expected to be approximately $20,800 through June 30, 2011 as follows:

January 1, 2010 through December 31, 2010	$13,800
January 1, 2011 through June 30, 2011	$7,000
Other restructuring charges recorded during Fiscal 2007 associated with management’s initiatives to increase productivity and profitability in the Swimwear Group included (a) approximately $4,200 related to the rationalization of the swimwear workforce in Canada (92 employees), California and Mexico (439 employees); and (b) inventory writedowns of approximately $1,300 primarily related to the closure of the swim goggle manufacturing facility located in Canada and legal and other expenses of approximately $300.
Other: During Fiscal 2008, the Company recorded approximately $9,800 related to contract termination costs, impairment of fixed assets and legal/other costs associated with various other exit activities. During Fiscal 2007, the Company also decided to close four retail stores (three located in the United Kingdom and one located in Dallas, Texas) and recorded charges of $1,546.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Restructuring charges have been recorded in the Consolidated Statements of Operations for Fiscal 2009, Fiscal 2008 and Fiscal 2007, as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Cost of goods sold	$1,764	$1,878	$21,589
Selling, general and administrative expenses	10,362	33,382	10,771

	$12,126	$35,260	$32,360

Cash portion of restructuring items	$11,921	$33,471	$17,479
Non-cash portion of restructuring items	$205	$1,789	$14,881
Changes in liabilities related to restructuring are summarized below:

Balance at December 29, 2007	$4,718
Charges for Fiscal 2008	33,471
Cash reductions for Fiscal 2008	(32,777)
Non-cash changes and foreign currency effects	513

Balance at January 3, 2009	5,925
Charges for Fiscal 2009	11,921
Cash reductions for Fiscal 2009	(14,402)
Non-cash changes and foreign currency effects	128

Balance at January 2, 2010 (a)	$3,572

(a)	Includes approximately $1,824 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $1,748 recorded in other long term liabilities which amounts are expected to be settled over the next four years.
Note 5—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of January 2, 2010, the Sportswear Group operated 501 Calvin Klein retail stores worldwide (consisting of 61 full price free-standing stores, 41 outlet free-standing stores, 398 shop-in-shop/concession stores and one on-line internet store). As of January 2, 2010, there were also 377 retail stores operated by third parties under retail licenses or franchise and distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Calvin Klein, Warner’s®,Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of January 2, 2010, the Intimate Apparel Group operated: (i) 598 Calvin Klein retail stores worldwide (consisting of 70 full price free-standing stores, 68 outlet free-standing stores, one on-line store and 459 shop-in-shop/concession stores). As of January 2, 2010, there were also 247 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Information by business group, excluding discontinued operations, is set forth below:

	Sportswear	Intimate	Swimwear		Corporate / Other
	Group	Apparel Group	Group	Group Total	Items	Total

Fiscal 2009
Net revenues	$1,091,165	$677,315	$251,145	$2,019,625	$—	$2,019,625
Operating income (loss) (b)	124,950	117,070	15,558	257,578	(64,043)	193,535
Depreciation and amortization	28,973	12,600	2,200	43,773	3,070	46,843
Restructuring expense	3,242	4,314	3,019	10,575	1,551	12,126
Capital expenditures	15,912	22,112	616	38,640	4,116	42,756

Fiscal 2008
Net revenues	$1,100,597	$702,252	$260,000	$2,062,849	$—	$2,062,849
Operating income (loss)	89,782	126,132	11,478	227,392	(85,947)	141,445
Depreciation and amortization (a)	30,142	11,696	2,441	44,279	1,875	46,154
Restructuring expense	27,820	1,267	3,944	33,031	2,229	35,260
Capital expenditures	13,296	20,192	959	34,447	6,584	41,031

Fiscal 2007
Net revenues	$939,147	$627,014	$253,418	$1,819,579	$—	$1,819,579
Operating income (loss)	97,946	108,343	(24,499)	181,790	(38,100)	143,690
Depreciation and amortization	29,309	13,130	19,459	61,898	3,434	65,332
Restructuring expense	118	2,142	29,821	32,081	279	32,360
Capital expenditures	17,275	16,119	2,051	35,445	6,310	41,755

Balance Sheet
Total Assets:
January 2, 2010	$875,304	$390,610	$144,198	$1,410,112	$249,682	$1,659,794
January 3, 2009	801,038	304,724	147,685	1,253,447	242,646	1,496,093
Property, Plant and Equipment:
January 2, 2010	$30,909	$45,882	$3,555	$80,346	$40,145	$120,491
January 3, 2009	26,525	33,921	4,091	64,537	45,026	109,563

(a)	In connection with its estimate of depreciation expense, the Company recorded an additional depreciation charge of $1,084 during Fiscal 2008, which amount related to the correction of amounts recorded in prior periods. The amount was not material to any prior period.

(b)	Reflects a charge of $3,552 recorded during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of the Federation Internationale de Natation’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses.
The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Unallocated corporate expenses	$36,371	$44,295	$43,348
Foreign exchange losses	2,627	6,108	64
Pension expense (income)	20,424	31,440	(9,025)
Restructuring expense	1,551	2,229	279
Depreciation and amortization of corporate assets	3,070	1,875	3,434

Corporate/other expenses	$64,043	$85,947	$38,100

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest for Fiscal 2009, Fiscal 2008, and Fiscal 2007, is as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Operating income by operating group	$257,578	$227,392	$181,790
Corporate/other items	(64,043)	(85,947)	(38,100)

Operating income	193,535	141,445	143,690
Other (income) loss	1,889	1,926	(7,063)
Interest expense	23,897	29,519	37,718
Interest income	(1,248)	(3,120)	(3,766)

Income from continuing operations before provision for income taxes and non-controlling interest	$168,997	$113,120	$116,801

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2009%		Fiscal 2008%		Fiscal 2007%
Net revenues:
United States	$916,691	45.4%	$942,205	45.7%	$927,152	50.9%
Europe	551,595	27.3%	576,320	27.9%	470,560	25.9%
Asia	322,890	16.0%	319,052	15.5%	249,680	13.7%
Canada	109,300	5.4%	115,448	5.6%	102,972	5.7%
Mexico, Central and South America	119,149	5.9%	109,824	5.3%	69,215	3.8%

	$2,019,625	100.0%	$2,062,849	100.0%	$1,819,579	100.0%

	January 2, 2010		January 3, 2009

Property, plant and equipment, net:
United States	$49,874	41.4%	$57,265	52.3%
All other	70,617	58.6%	52,298	47.7%

	$120,491	100.0%	$109,563	100.0%

Information about Major Customers: For Fiscal 2009, Fiscal 2008 and Fiscal 2007, no customer accounted for more than 10% of the Company’s net revenue.
Note 6—Income Taxes
The following presents the domestic and foreign components of income from continuing operations before provision for income taxes and non-controlling interest:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Income from continuing operations before provision (benefit) for income taxes and non-controlling interest:
Domestic	$53,405	$6,675	$(11,218)
Foreign	115,592	106,445	128,019

Total	$168,997	$113,120	$116,801

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Current:
Federal	$2,784	$120	$428
State and local	13,348	3,163	5,141
Foreign	30,663	45,351	35,461

Total current tax provision	$46,795	$48,634	$41,030

Deferred:
Federal	$21,241	$26,614 (b)	$4,535
State and local	(7,585)	(5,335)	592
Foreign	(671)	(11,207)	(9,064)
Increase (decrease) in valuation allowance	4,492	2,021	(7,201)

Total deferred tax provision (benefit)	17,477	12,093	(11,138)

Provision for income taxes (a)	$64,272	$60,727	$29,892

(a)	Includes a charge of approximately $3,600 in Fiscal 2009 in order to correct an error in prior period income tax provisions related to the recapture of cancellation of indebtedness income, which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

(b)	Includes, among other items, approximately $14,600 related to the repatriation to the U.S. of net proceeds received in connection with the sale of the Lejaby business.
The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Income from continuing operations before provision for income taxes and non-controlling interest	$168,997	$113,120	$116,801

Income tax expense computed at U.S. statutory rate	$59,149	$39,592	$40,880
State income taxes, net of federal benefit	3,647	(1,438)	3,728
Foreign taxes less than the U.S. statutory rate	(10,465)	(3,112)	(18,472)
Foreign income taxed in the U.S.	2,428	19,370 (a)	5,607
Non-deductible expenses related to foreign operations	—	—	3,500
Cancellation of indebtedness recapture	3,606	—	—
Increase (decrease) in valuation allowance	4,492	2,021	(7,201)
Other, net	1,415	4,294	1,850

Provision for income taxes	$64,272	$60,727	$29,892

(a)	Includes, among other items, approximately $14,600 related to the repatriation to the U.S. of net proceeds received in connection with the sale of the Lejaby business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The components of deferred tax assets and liabilities as of January 2, 2010 and January 3, 2009 were as follows:

	January 2, 2010	January 3, 2009
Deferred tax assets:
Inventory	$5,014	$6,441
Pension and post-retirement benefits	15,343	12,337
Advertising credits	13,373	13,368
Reserves and accruals	41,110	44,256
Net operating losses	15,426	64,893
Other	24,371	24,321

	114,637	165,616
Valuation allowance	(17,455)	(15,030)

Subtotal	97,182	150,586
Gross deferred tax liabilities:
Depreciation and amortization	97,984	61,938

Subtotal	97,984	61,938

Deferred tax asset (liability) — net	$(802)	$88,648

Realization of Deferred Tax Assets
Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all available positive and negative evidence and records a valuation allowance for those deferred tax assets for which management does not anticipate future realization. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income requires significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 2, 2010, the Company determined that it is more likely than not that it will realize a benefit from its domestic federal and certain state deferred tax assets based on the criteria described above.
Domestically, the valuation allowance was approximately $8,200 and $8,000 as of January 2, 2010 and January 3, 2009, respectively, relating to certain of the Company’s state tax loss carryforwards, state tax credits, and deductible temporary differences. The increase in the valuation allowance relates primarily to additional tax loss carryforwards generated during the 2009 fiscal period and deductible temporary differences. Internationally, the valuation allowance was approximately $9,300 and $7,000 as of January 2, 2010 and January 3, 2009, respectively. The increase in the valuation allowance relates primarily to additional tax loss carryforwards generated during the 2009 fiscal period and deductible temporary differences.
Effective January 4, 2009, GAAP requires that adjustments to tax contingencies and valuation allowances provided on deferred taxes related to business combinations which were completed prior to that date will generally impact income tax expense.
Attribute Reduction and Limitations
In connection with the Company’s emergence from bankruptcy on February 4, 2003, certain of its domestic subsidiaries realized cancellation of debt (“COD”) income during the period from January 5, 2003 to February 4, 2003. Under U.S. tax law, a company that realized COD income while in bankruptcy is entitled to exclude such income from its U.S. Federal taxable income. A company that excludes COD income is then required to reduce certain tax attributes in an amount equal to the excluded COD income. The tax attributes impacted by these rules included net operating loss carry-forwards, tax credit carry-forwards and tax bases in certain assets.
There are two alternative interpretations on how the attribute reduction rule should be applied to reduce tax attributes of a U.S. affiliated group of companies. Under one approach, the attribute reduction would be applied on a consolidated return basis and eliminate all of the Company’s U.S. consolidated net operating loss (“NOL”) carryovers generated prior to Fiscal 2004 and reduce certain of its other U.S. tax attributes. Alternatively, the attribute reduction would be applied on a separate company basis and reduce the attributes of each respective entity based on the COD income excluded in that entity. The Company has applied the attribute reduction rules on a separate company basis which resulted in the retention of U.S. net operating loss carryforwards of approximately $231,000 upon the Company’s emergence from bankruptcy on the Effective Date. There can be no assurance that the Company’s position with respect to the separate company attribute reduction approach discussed above will be sustained upon audit by the Internal Revenue Service.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
During Fiscal 2009, in addition to the tax charge of approximately $3,600 discussed above, the Company also corrected certain of its assets recorded upon its emergence from bankruptcy on February 4, 2003 in accordance with fresh start accounting which resulted in the following adjustments to the Company’s Consolidated Balance Sheet as of January 2, 2010 and Consolidated Statement of Operations for Fiscal 2009:
An increase in Total assets of $17,033, comprised of the following:
•	an increase of $84,354 in the carrying amount of Licenses, trademarks and other intangible assets, net

•	a reduction in non-current deferred income tax assets of $67,321
An increase in total liabilities of $25,980, comprised of the following:
•	an increase in the liability for non-current Deferred income taxes and other non-current tax liabilities of $15,273

•	an increase in Accrued income taxes payable of $10,707
A reduction in Retained earnings of $1,200 related to the correction of the adjustment to initially adopt FASB ASC 740-10 (Uncertainty in Income Taxes, FIN 48)
A reduction in Net income of $4,147, comprised of:
•	an increase of $724 in Amortization of intangible assets (net of tax benefits of approximately $371)

•	a $3,423 charge to Loss from discontinued operations, net of taxes
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
At January 2, 2010, the Company had U.S. NOL carryforwards of approximately $136,000 (including approximately $101,000 that is subject to Section 382, as described above) expiring in periods beginning in 2020 through 2027. The benefit of approximately $55,500 related to share based compensation in excess of that recognized for financial reporting purposes will be recorded as a direct addition to paid-in-capital when the utilization results in a reduction of current taxes payable. NOL carryforwards are also subject to the Section 382 limitation in many state jurisdictions. The Company had state NOL carryforwards of approximately $150,000 expiring in periods beginning in 2009 through 2028. The Company had foreign NOL carryforwards of approximately $39,000 of which $3,600 expire between the years 2010 and 2018 and $35,400 have an indefinite life.
At January 2, 2010, the Company had alternative minimum tax credit carryforwards of $1,700 which have an indefinite carryforward period. The Company had foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company also had state tax credit carryforwards of $2,700 of which $750 expire beginning in 2010 through 2013, $1,600 expires beginning in 2010 through 2027, and $350 have an indefinite life.
Permanent Reinvestment of Foreign Earnings
As of January 2, 2010, the total amount of undistributed earnings of foreign subsidiaries was approximately $304,000. The Company’s intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no domestic deferred income tax provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.
Accounting for Uncertainty in Income Taxes
At January 2, 2010 the Company had gross tax-effected unrecognized tax benefits of $88,171, all of which if recognized, would impact the effective tax rate.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Tax Years Subject to Examination — The Company and its subsidiaries conduct business globally, and as a result file income tax returns in the United States, including various U.S. state and local jurisdictions, as well as in foreign jurisdictions. The Company’s income tax returns are routinely examined by the U.S. and international tax authorities including key jurisdictions such as Canada, China, the Netherlands, Italy, Hong Kong and Korea. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.
Classification of Interest and Penalties — The Company recognizes penalties and interest related to uncertain tax positions in income tax expense. As of January 2, 2010 and January 3, 2009, total accrued interest and penalties were approximately $7,000 and $4,500 respectively. During the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company recognized interest and penalties for uncertain tax positions of approximately $2,500, $3,000 and $1,000, respectively.
Tabular Reconciliation of Unrecognized Tax Benefit — The following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of Fiscal 2009, Fiscal 2008 and Fiscal 2007:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Balance at beginning of fiscal year	$85,968	$81,705	$72,564
Increases:
Tax Positions Taken — Current Year	8,210	9,037	5,301
Tax Positions Taken — Prior Year	6,495	10,575	6,774

Decreases:
Tax Positions Taken — Prior Year	(10,578)	(13,211)	(1,632)
Settlement with Tax Authorities	(1,909)	(2,138)	(1,302)
Lapse of Statute of Limitations	(15)	—	—

Balance at end of fiscal year	$88,171	$85,968	$81,705

Anticipated Changes within Twelve Months — It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next twelve months.
Note 7—Employee Retirement Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). The Company also sponsors defined benefit plans for certain of its United Kingdom and other European employees (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented. These pension plans are noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Company recognizes as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company uses a method of accounting for its defined benefit plans that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns.
The following tables include the Pension Plan for Fiscal 2009 and Fiscal 2008. The Foreign Plans were not considered to be material for any period presented.
A reconciliation of the balance of Pension Plan benefit obligations follows:

	Pension Plans		Postretirement Plans
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009
Change in projected benefit obligations:
Benefit obligation at beginning of period	$127,617	$141,870	$3,118	$4,769
Service cost	—	—	78	71
Interest cost	9,988	9,498	290	267
Actuarial loss (gain) (a)	28,733	(13,227)	1,441	(1,635)
Benefits paid	(11,005)	(10,524)	(353)	(354)

Benefit obligation at end of period	$155,333	$127,617	$4,574	$3,118

(a)	The Pension Plan’s actuarial loss in Fiscal 2009 is due primarily to the loss related to the change in the discount rate ($26,800) and other actuarial losses ($1,900) during Fiscal 2009. The Pension Plan’s actuarial gain in Fiscal 2008 is due primarily to the gain related to the change in the discount rate ($16,200), partially offset by other actuarial losses ($3,000) during Fiscal 2008. The Postretirement Plans’ actuarial gain in Fiscal 2009 is primarily related to the change in the discount rate ($800) and other actuarial gains ($641). The Postretirement Plans’ actuarial gain in Fiscal 2008 is primarily related to the change in the discount rate ($400) and other actuarial gains ($1,235).
A reconciliation of the change in the fair value of Pension Plan assets is as follows:

	Pension Plans		Postretirement Plans
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009
Fair value of plan assets at beginning of period	$100,587	$138,147	$—	$—
Actual return on plan assets	18,226	(35,169)	—	—
Employer’s contributions	10,526	8,133	353	354
Benefits paid	(11,005)	(10,524)	(353)	(354)

Fair value of plan assets at end of period	$118,334	$100,587	$—	$—

Unfunded status	$(36,999)	$(27,030)	$(4,574)	$(3,118)
Unrecognized net actuarial (gain)	—	—	(263)	(1,869)

Net amount recognized / Retirement obligations (a)	$(36,999)	$(27,030)	$(4,837)	$(4,987)

(a)	The net amount recognized for the Pension Plan as of January 2, 2010 is included in the Company’s Consolidated Balance Sheets in accrued pension obligations, within Other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The components of net periodic (benefit) cost are as follows:

	Pension Plans			Postretirement Plans
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2009	Fiscal 2008	Fiscal 2007

Service cost	$—	$—	$—	$78	$71	$166
Interest cost	9,987	9,498	8,997	290	267	409
Expected return on plan assets	(7,867)	(10,942)	(10,184)	—	—	—
(Gain) loss on plan assets in excess of expected return	(9,164)	46,111	507	—	—	—
Net actuarial (gain) loss (a)	28,733	(13,227)	(8,345)	(166)	(166)	—
Amortization of loss	—	—	—	2	28	112

Net (benefit) cost (b)	$21,689	$31,440	$(9,025)	$204	$200	$687

(a)	The Pension Plan’s actuarial loss in Fiscal 2009 is due primarily to the loss related to the change in the discount rate ($26,800) and other actuarial losses ($1,900) during Fiscal 2009. The Pension Plan’s actuarial gain in Fiscal 2008 is due primarily to the gain related to the change in the discount rate ($16,200), partially offset by other actuarial losses ($3,000) during Fiscal 2008. The Pension Plan’s net actuarial gain in Fiscal 2007 is primarily related to the change in the discount rate ($11,800), partially offset by other actuarial losses ($3,500, including a $500 loss on plan assets).

(b)	The Pension Plan’s net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of ($816), $204 and $187 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as a component of net benefit (income) cost in fiscal 2010:

	Pension	Postretirement
	Plans	Plans
Initial net asset (obligation)	$—	$—
Prior service (credit) cost	—	(166)
Net loss	—	63

Total estimated amortization from Accumulated Other Comprehensive Income for fiscal 2010	$—	$(103)

The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 16.1% of overall Pension Plan assets at January 2, 2010. The target allocations for Pension Plan assets are 50% equity securities, 30% fixed income securities and 20% to all other types of investments. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage backed securities, U.S. government bonds and U.S. Treasuries. Other types of investments include investments in limited partnerships that follow several different strategies. The Company’s goal is to provide for steady growth in the Pension Plan’s assets, exceeding the Company’s expected return on plan assets of 8%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company’s targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Investments in equity and fixed income securities are stated at fair value based upon quoted market prices, if available. The Pension Plan also invests in limited partnerships, the amounts for which have no quoted market price and represent estimated fair value. The Pension Plan’s investments in limited partnerships (approximately $12,925 at January 2, 2010 and $14,334 at January 3, 2009) are valued based on estimated fair value by the management of the limited partnerships as reported to the Trustee in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The Pension Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements. Investments in common collective trusts are valued at the net asset value, as determined by the trust manager, of the shares held by the Pension Plan at year end, which is based on the fair value of the underlying assets.
The fair values of the Company’s Pension Plan assets at January 2, 2010, by asset category, are as follows (see Note 16 to Notes to Consolidated Financial Statements for a description of the various levels):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$11,083	$11,083
Equity securities:
Capital equipment	12,957	12,957
Consumer goods	9,645	9,645
Energy	8,962	8,962
Finance	6,695	6,695
Gold Mines	1,223	1,223
Materials	2,171	2,171
Real Estate	7,157	7,157
Services	9,056	9,056
Miscellaneous	7,866	7,866
Fixed income securities:
U.S. government bonds	12,697	12,697
Corporate bonds (a)	12,103		$12,103
Mortgage-backed securities	5,930		5,930
Other types of investments:
Limited partnerships (b)	12,925			$12,925
Other	591		591

	$121,061	$89,512	$18,624	$12,925

(a)	this category represents investment grade bonds of U.S. issuers from diverse industries.

(b)	this category represents limited partnerships that invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers.
The difference between the fair values of Plan assets of $121,061 and Plan net assets of $118,334 is due to receivables and payables within the Plan’s investment funds.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
A reconciliation of the balance of fair value measurements for Pension Plan assets using significant unobservable inputs (Level 3) from January 3, 2009 to January 2, 2010, is as follows:

Limited
Partnerships
(in thousands)

Beginning balance — January 3, 2009	$14,334
Actual return on Plan assets:
Relating to assets still held at the reporting date	1,579
Purchases, sales and settlements	(2,988)

Ending balance — January 2, 2010	$12,925

The Company made contributions totaling $10,526, during Fiscal 2009 and $8,133 during Fiscal 2008. The Company expects to contribute approximately $6,300 to the Pension Plan in fiscal 2010. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.
Future benefit payments are expected to be:

	Pension	Postretirement
	Plans	Plans
2010	$10,900	$390
2011	10,900	400
2012	11,000	370
2013	11,000	360
2014	11,200	340
2015-2019	56,300	1,720
The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Discount rate used for determining projected benefit obligation	6.10%	8.00%	6.75%
Discount rate used for determining net benefit (income) cost	8.00%	6.75%	6.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	N/A	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	N/A	N/A
The Company’s discount rate used for determining projected benefit obligation for both the Pension Plan and Postretirement Plans was 6.10% for Fiscal 2009, 8.0% for Fiscal 2008 and 6.75% for Fiscal 2007. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated “Aa” or higher by Moody’s or Standard & Poors Investor Services) corporate bond yields and the duration of obligations for participants in the Pension Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company believes that a 2009 discount rate of 6.10% for the Pension Plan properly reflects the characteristics of the Company’s plan, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to Pension Plan assets and reflects the Company’s expectation of the long-term rate of return on the Pension Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The Company’s estimated long-term rate of return on Pension Plan assets (used to determine estimated pension expense for interim periods) is based upon the actual net returns realized by the Pension Plan’s assets for the last three years (approximately 8.0% net of Pension Plan expenses) and the return expected to be earned in the future based upon the historical rates of return earned by the S&P 500 Index (65%) and the Lehman Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of Pension Plan assets. The rate of compensation increase is not applicable for the Pension Plan because Pension Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is its fiscal year-end.
The fair value of the Pension Plan’s assets, as noted above, was approximately $118,334 at January 2, 2010, compared to approximately $100,587 at January 3, 2009. The fair value of the Pension Plan’s assets reflects a $10,200 increase from their assumed value of approximately $108,100, net of benefits paid, at January 2, 2010, based on an assumed rate of return of 8% per annum. In addition, the Company decreased the discount rate used to determine the benefit obligation from 8.0% in Fiscal 2008 to 6.1% in Fiscal 2009, which increased the benefit obligation. The Company recorded pension expense in the fourth quarter of Fiscal 2009 of approximately $18,276 based upon the increase in the benefit obligation, which more than offset the increase in the fair value of the Pension Plan assets. The Company’s pension income/expense is also affected by Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors.
For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	January 2, 2010	January 3, 2009

Health care cost trend rate assumed next year:
Pre-65	7.8%	8.0%
Post-65	7.8%	7.0%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year trend rate reaches the ultimate rate	2027	2027
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost components	$39	$(33)
Effect on health care component of the accumulated post-retirement benefit obligation	$502	$(416)
The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $12.25 (including $4.9 of maximum profit sharing contribution), $11.5 (including $4.6 of maximum profit sharing contribution) and $11.25 (including $4.5 of maximum profit sharing contribution) for 2009, 2008 and 2007, respectively. Employees fully vest in the Company contribution once they have attained four years. Company contributions to the defined contribution plan, in the aggregate, were $4,121 (including $1,875 of profit sharing contribution for Fiscal 2008 made in Fiscal 2009), $4,106 (including $1,822 of profit sharing contribution for Fiscal 2007 made in Fiscal 2008), $4,069 (including $1,943 of profit sharing contribution for Fiscal 2006 made in Fiscal 2007) for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
On April 25, 2005, the Company adopted a deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a “rabbi” trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of January 2, 2010 and January 3, 2009, the Company had a liability with respect to the Deferred Compensation Plan of $2,838 and $1,563, respectively, for employee contributions and investment activity to date, which is recorded in other long-term liabilities.
On January 31, 2007, the Company adopted a non-employee director’s deferred compensation plan (the “Directors Deferred Compensation Plan”) for the benefit of non-employee directors. The Directors Deferred Compensation Plan allows participating directors to make pre-tax deferrals of their annual retainer and committee meeting fees, whether payable in the form of cash or unrestricted shares of the Company’s common stock. A bookkeeping account is established for each participant and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating non-employee director. As of January 2, 2010 and January 3, 2009, the Company had a liability with respect to the Directors Deferred Compensation Plan of $703 and $400, respectively, for director contributions and investment activity to date, which is recorded in other long-term liabilities.
Note 8—Inventories

	January 2, 2010	January 3, 2009

Finished goods	$251,540	$322,095
Raw materials	1,822	4,202

	$253,362	$326,297

See Note 17 of Notes to Consolidated Financial Statements for information related to derivative financial instruments used by the Company to mitigate foreign currency risk related to purchases of inventory.
Note 9—Property, Plant and Equipment

	January 2, 2010	January 3, 2009

Land and land improvements	$440	$493
Building, building improvements and leasehold improvements	89,899	55,992
Furniture and fixtures	70,147	61,369
Machinery and equipment	14,332	26,680
Computer hardware and software	113,305	101,193
Construction in progress	6,339	7,027

	$294,462	$252,754
Less: Accumulated depreciation and amortization	(173,971)	(143,191)

Property, plant and equipment, net	$120,491	$109,563

Depreciation and amortization expense related to property, plant and equipment was $35,811, $36,708 and $52,165 for Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 10—Intangible Assets and Goodwill
The following tables set forth intangible assets at January 2, 2010 and January 3, 2009 and the activity in the intangible asset accounts during Fiscal 2009 and Fiscal 2008:

	January 2, 2010			January 3, 2009
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$330,389	$46,268	$284,121	$281,800	$36,894	$244,906
Other	20,427	8,387	12,040	16,204	6,729	9,475

	350,816	54,655	296,161	298,004	43,623	254,381
Indefinite lived intangible assets:
Trademarks	56,719	—	56,719	19,366	—	19,366
Licenses in perpetuity	23,951	—	23,951	8,909	—	8,909

	80,670	—	80,670	28,275	—	28,275

Intangible Assets	$431,486	$54,655	$376,831	$326,279	$43,623	$282,656

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at December 29, 2007	$19,366	$8,909	$242,109	$12,443	$282,827
Amortization expense			(7,369)	(2,260)	(9,629)
Acquisition of CK licenses (a)			24,700		24,700
Renewal of Chaps license (b)			2,027		2,027
Translation adjustments			(16,561)	(708)	(17,269)

Balance at January 3, 2009	19,366	8,909	244,906	9,475	282,656
Amortization expense			(9,374)	(1,658)	(11,032)
Recapture of tax basis (c)	37,353	15,042	33,054		85,449
Write off of Calvin Klein Golf license (d)			(792)		(792)
Acquisitions (e)			846	3,592	4,438
Translation adjustments			15,481	631	16,112

Balance at January 2, 2010	$56,719	$23,951	$284,121	$12,040	$376,831

(a)	In connection with the purchase of the 2008 CK Licenses, the Company recorded intangible assets of $24,700 during Fiscal 2008 related to licenses for a term. See Note 2 of Notes to Consolidated Financial Statements. The Company expects to amortize the 2008 CK Licenses over a weighted average period of approximately 37 years.

(b)	During Fiscal 2008, the Company paid $2,027 to renew its Chaps license through December 31, 2013. The Company expects to amortize the rights associated with the Chaps renewal payment over a period of approximately five years.

(c)	Relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. See Note 6 to Notes to Consolidated Financial Statements.

(d)	Represents amount reclassified to assets of discontinued operations and subsequently written off to Income (loss) from discontinued operations, net of taxes. See Note 3 to Notes to Consolidated Financial Statements.

(e)	Relates to the acquisition of eight retail stores in Brazil during the fourth quarter of Fiscal 2009, including an indefinite lived intangible asset of $3,592 and an intangible asset arising from favorability of acquired leases of $846, with a weighted average amortization period of 2.8 years. See Note 2 to Notes to Consolidated Financial Statements.
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2010	$10,245
2011	9,608
2012	9,421
2013	9,323
2014	8,172

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2009 and Fiscal 2008:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at December 29, 2007	105,906	400	642	106,948
Adjustment:
Translation adjustments	(6,620)	(24)	—	(6,644)
Other (a)	(168)	—	—	(168)

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136
Adjustment:
Translation adjustments	4,889	66	—	4,955
Other (b)	4,626	1,004	—	5,630

Goodwill balance at January 2, 2010	$108,633	$1,446	$642	$110,721

(a)	Primarily related to the reduction of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA business.

(b)	Relates to (i) the acquisition of businesses in Chile, and Peru ($698 in Intimate Apparel) and Brazil ($1,083 in Sportswear and $306 in Intimate Apparel), allocated based upon the relative operating income generated from sales of Calvin Klein Jeans and Calvin Klein Underwear by the eight acquired retail stores during the fourth quarter of Fiscal 2009 and (ii) an adjustment of $3,543 related to the recapture of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA business. None of the goodwill is deductible for income tax purposes. (see Notes 2 and 6 of Notes to Consolidated Financial Statements).
During the fourth quarter of Fiscal 2009, the Company conducted its annual test to determine if there was an impairment in the carrying value of its goodwill or intangible assets, consisting primarily of licenses and trademarks for its Calvin Klein products. See Note 1 of Notes to Consolidated Financial Statements — Significant Accounting Policies- Goodwill and Other Intangible Assets. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) or impairment of any intangible assets of continuing operations for any period presented.
Note 11—Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of January 2, 2010 and January 3, 2009 are summarized below:

	January 2, 2010	January 3, 2009

Foreign currency translation adjustments (a)	$48,558	$13,198
Actuarial (losses), net related to post retirement medical plans, net of $607 tax	(1,058)	(29)
(Loss) on cash flow hedges, net of $387 tax	(1,027)	(328)

Total accumulated other comprehensive income	$46,473	$12,841

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations. The increase of $35,360 in the gain related to foreign currency translation adjustments for Fiscal 2009 compared to Fiscal 2008 reflects the weakening of the U.S. dollar relative to foreign currencies, coupled with the fact that approximately 60% of the Company’s assets are based outside of the U.S.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 12—Debt
Debt was as follows:

	January 2, 2010	January 3, 2009

Short-term debt

CKJEA notes payable and other	$47,684	$67,893
Revolving credit facilities	189	11,995
Current portion of 8 7/8% Senior Notes	50,000	—

	97,873	79,888

Long-term debt

8 7/8% Senior Notes due 2013	110,890	160,890
Debt premium on 2003 and 2004 swaps	1,945	—
Unrealized gain on swap agreements	—	2,904

	112,835	163,794

Total Debt	$210,708	$243,682

Financing Agreements
Senior Notes
On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount at par value of Senior Notes, which notes mature on June 15, 2013 and bear interest at 8 7/8% per annum payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. On June 2, 2006, the Company purchased $5,000 aggregate principal amount of the outstanding $210,000 Senior Notes for total consideration of $5,200 in the open market. During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding 8 7/8% Senior Notes due 2013 for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase is included in the other loss (income) line item in the Company’s Consolidated Statement of Operations. As of January 2, 2010, total maturity of long-term debt was $110,890 due on June 15, 2013.
On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of the outstanding Senior Notes for a total consideration of $51,479. In connection with the redemption, the Company will recognize a loss, in the other loss (income) line item in the Company’s Consolidated Statement of Operations for the first fiscal quarter of 2010, of approximately $1,692 which includes $1,479 of premium expense, the write-off of approximately $817 of deferred financing costs and $604 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below).
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $75 million. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479. Both debt premiums are being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature). During Fiscal 2009, $273 was amortized. The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the 2003 Swap Agreement, the 2004 Swap Agreement and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of January 2, 2010 and 7.77% as of January 3, 2009.
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
As of January 2, 2010, the Company had no outstanding interest rate swap agreements. The table below summarizes the unrealized gain of the Company’s swap agreements at January 3, 2009:

January 3, 2009
Unrealized gain:
2003 Swap Agreement	$1,972
2004 Swap Agreement	932

Net unrealized gain	$2,904

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
The New Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note. Borrowings under the New Credit Agreements were used to repay the outstanding balance under the Term B Note. In addition, the New Credit Agreements are used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.
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
The New Credit Agreement has interest rate options that are based on (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at January 2, 2010) or (ii) a LIBOR Rate plus 1.75% (2.0% at January 2, 2010) , in each case, on a per annum basis. The interest rate payable on outstanding borrowings is subject to adjustments based on changes in the Company’s financial leverage ratio. The New Canadian Credit Agreement has interest rate options that are based on (i) the prime rate announced by Bank of America (acting through its Canadian branch) plus 0.75% (3.0% at January 2, 2010), or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.08% at January 2, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s financial leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canadian branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

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
The obligations of Warnaco under the New Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the New Canadian Credit Agreement are guaranteed by the Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the New Credit Agreements and the guarantees thereof, the Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the New Canadian Credit Agreement and the guarantee thereof by a Warnaco Canadian subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the New Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in subsidiaries, as well as liens on intellectual property rights.
On August 26, 2008, the Company used $90,000 of the proceeds from the New Credit Agreements and $16,000 of its existing cash and cash equivalents to repay $106,000 in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full (see below). The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. As of January 2, 2010, the Company had approximately $189 in loans and approximately $72,478 in letters of credit outstanding under the New Credit Agreement, leaving approximately $231,859 of availability (including $123,788 of available cash) under the New Credit Agreement. As of January 2, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and available credit was approximately $19,020.
In connection with the termination of the Amended and Restated Credit Agreement during Fiscal 2008, the Company wrote-off approximately $2,100 of deferred financing costs, which had been recorded as Other Assets on the Consolidated Balance Sheet. The write-off of deferred financing costs is included in interest expense in the Consolidated Statement of Operations. In addition, approximately $200 of deferred financing costs related to the Amended and Restated Credit Agreement was not written-off and will be amortized over the term of the New Credit Agreements. The Company recorded approximately $4,200 of deferred financing costs in connection with the New Credit Agreements, which will be amortized using the straight-line method through August 25, 2013.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Revolving Credit Facility; Amended and Restated Credit Agreement and Foreign Revolving Credit Facility
On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement, including the Term B Note, which had been entered into in January 2006, in connection with the closing of the New Credit Agreements (see above). In addition, during the third quarter of Fiscal 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the CKJEA Acquisition, the Company assumed certain short-term notes payable (the “CKJEA Notes”) with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The total CKJEA Notes payable was $47,684 at January 2, 2010 and $62,316 at January 3, 2009. The weighted average effective interest rate for the outstanding CKJEA Notes payable was 2.18% as of January 2, 2010 and 4.50% as of January 3, 2009. All of the CKJEA Notes payable are short-term and were renewed during Fiscal 2009 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3,785 with an interest rate of 8.84% per annum at January 3, 2009, which had been fully repaid at January 2, 2010.
Debt Covenants
The Company was in compliance with the covenants of its New Credit Agreements and Senior Notes as of January 2, 2010 and January 3, 2009.
Interest
As noted above, on January 5, 2010, the Company redeemed $50.0 million of aggregate principal amount, at par, of the Senior Notes. Subsequent to that redemption, the Company anticipates that interest payments, based on the fixed rate of 8 7/8% for the Senior Notes, will be as follows: $9,841 in 2010; $9,841 in 2011; $9,841 in 2012 and $4,542 in 2013.
Note 13—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at January 2, 2010 or January 3, 2009.
Share Repurchase Program
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company expects that, in order to comply with the terms of applicable debt instruments, purchases under this authorized program will be made over a period of up to four years from the date the program was approved. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. As of January 2, 2010, the Company had cumulatively purchased 1,509,869 shares of common stock in the open market at a total cost of approximately $37,912 (an average cost of $25.11 per share) under the 2007 Share Repurchase Program. During Fiscal 2009, the Company did not purchase any shares. During Fiscal 2008, the Company purchased 943,000 shares of common stock in the open market at a total cost of approximately $15,865 (an average cost of $16.82 per share). During Fiscal 2007, the Company purchased 566,869 shares of common stock in the open market at a total cost of approximately $22,047 (an average cost of $38.89 per share).
Repurchased shares are held in treasury pending use for general corporate purposes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
2005 Stock Incentive Plan
The Warnaco Group, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), as amended, permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. During Fiscal 2009, the 2005 Stock Incentive Plan was amended to increase the aggregate number of shares that may be issued to 7,150,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 2,725,000. Those numbers of shares are subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 7,150,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years. Stock options, that are granted beginning in 2005, vest annually with respect to 1/3 of the award on each anniversary of the grant date provided that the grantee is employed by the Company on such date. Restricted stock awards, that were granted between 2005 and 2008, vest annually with respect to 1/3 of the award on each anniversary of the grant date, and restricted stock awards, that are granted from 2009, vest on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date. At January 2, 2010, under the 2005 Stock Incentive Plan, there were approximately 3,111,000 shares available for future grants, of which approximately 1,546,900 shares were available for future grants of restricted stock awards.
2003 Stock Incentive Plan
The Compensation Committee of the Company’s Board of Directors is responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and determines, subject to its provisions, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to 1/4 of the award, six months after the grant date and, with respect to an additional 1/4 of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At January 2, 2010, under the 2003 Stock Incentive Plan, there were approximately 79,000 shares available for future grants of either stock options or restricted stock awards.
A summary of stock option award activity under the Company’s stock incentive plans as of January 2, 2010 and changes during Fiscal 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding as of January 3, 2009	2,148,812	$25.50
Granted	635,650	27.31
Exercised	(265,867)	15.17
Forfeited / Expired	(56,249)	38.57

Outstanding as of January 2, 2010	2,462,346	$26.79	6.8	$41,128

Options exercisable as of January 2, 2010	1,487,767	$22.27	5.4	$30,709

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
A summary of the activity for unvested restricted share/unit awards as of January 2, 2010 and changes during Fiscal 2009 is presented below:

		Weighted
	Restricted	Average Grant
	Shares/Units	Date Fair Value
Unvested as of January 3, 2009	664,956	$34.30
Granted	356,269	26.27
Vested	(221,272)	26.04
Forfeited	(48,845)	36.56

Unvested as of January 2, 2010	751,108	$32.78

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2009, Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Weighted-average grant date fair value of options granted	$12.37	$20.21	$10.78
Intrinsic value of options exercised	26.77	28.35	14.23
Total fair value of restricted shares/units vested	20.24	37.15	28.13
The following represents the reconciliation of the number of shares of common stock and treasury stock issued and outstanding as of January 2, 2010 and January 3, 2009:

	January 2, 2010	January 3, 2009

Common Stock:
Balance at beginning of year	50,122,614	48,202,442
Shares issued upon exercise of stock options	265,867	1,582,071
Shares issued upon vesting of restricted stock grants	221,272	347,013
Shares issued to directors / other	8,042	(8,912)

Balance at end of year	50,617,795	50,122,614

Treasury Stock:
Balance at beginning of year	4,865,401	3,796,302
Purchases of Common Stock (a)	74,328	1,069,099

Balance at end of year	4,939,729	4,865,401

(a)	Represents zero and 943,000 shares for Fiscal 2009 and Fiscal 2008, respectively, purchased under the Company’s share repurchase programs and 74,328 and 126,099 shares for Fiscal 2009 and Fiscal 2008, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.
For additional disclosures related to stock-based compensation, see Note 1 of the Notes to Consolidated Financial Statements — Stock-Based Compensation.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 14—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities (see Note1 of Notes to Consolidated Financial Statements). The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 567,917 shares, 592,559 shares and 732,578 shares for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$102,225	$51,046	$86,909
Less: allocation to participating securities	(1,262)	(658)	(1,395)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$100,963	$50,388	$85,514

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(6,227)	$(3,792)	$(7,802)
Less: allocation to participating securities	77	49	125

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(6,150)	$(3,743)	$(7,677)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$95,998	$47,254	$79,107
Less: allocation to participating securities	(1,185)	(609)	(1,270)

Net income attributable to Warnaco Group, Inc. common shareholders	$94,813	$46,645	$77,837

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,433,874	45,351,336	44,908,028

Income per common share from continuing operations	$2.22	$1.11	$1.90
Income per common share from discontinued operations	(0.13)	(0.08)	(0.17)

Net income per common share	$2.09	$1.03	$1.73

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,433,874	45,351,336	44,908,028

Effect of dilutive securities:
Stock options and restricted stock units	762,523	1,243,702	1,598,291

Weighted average number of shares and share equivalents used in computing income per common share	46,196,397	46,595,038	46,506,319

Income per common share from continuing operations	$2.19	$1.08	$1.84
Income per common share from discontinued operations	(0.14)	(0.08)	(0.17)

Net income per common share	$2.05	$1.00	$1.67

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	436,034	441,700	4,400

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price for each period presented are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 15—Lease and Other Commitments
The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2028. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of January 2, 2010:

	Rental payments
Year	Real Estate	Equipment

2010	$65,341	$6,905
2011	56,778	5,241
2012	51,954	3,197
2013	43,400	1,886
2014	35,519	241
2015 and thereafter	112,397	—
Rent expense included in the Consolidated Statements of Operations for Fiscal 2009, Fiscal 2008, and Fiscal 2007 was $73,173, $61,314 and $53,779, respectively.
Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of January 2, 2010:

Minimum
Year	Royalty (a)

2010	$66,331
2011	64,840
2012	61,943
2013	62,116
2014	67,308
2015 and thereafter	1,456,951

(a)	Includes all minimum royalty obligations. Some of the Company’s license agreements have no expiration date or extend to 2044 or 2046. License agreements with no expiration date are assumed to end in 2044 for purposes of this table. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company’s license agreements also require the Company to pay a specified percentage of net revenue (ranging from 1-4%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).
The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $3,494, $1,453, $0, $264, $156, and $159 in fiscal 2010, 2011, 2012, 2013, 2014 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements. The Company also had accrued severance costs of $638 for fiscal 2010. See Note 4 of Notes to Consolidated Financial Statements.
As of January 2, 2010, the Company had purchase obligations of $41,715, $15,192, $7,328, $6,176, and $6,046 for fiscal 2010, 2011, 2012, 2013 and 2014 respectively. Amounts due include, among other items, purchase obligations of approximately 20,800 pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 4 of Notes to Consolidated Financial Statements. In addition, amounts relate to payments for software maintenance fees, software licensing and maintenance fees and advertising.
As of January 2, 2010, the Company has entered into foreign currency exchange forward contracts and zero-cost collar option contracts to mitigate its foreign exchange risk. See Notes 1 and 17 of Notes to Consolidated Financial Statements for further information on these contracts.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, above, for a summary of the Company’s contractual obligations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 16—Fair Value Measurement
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
Valuation Techniques
The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign exchange contracts is based on quoted prices that include the effects of U.S. and foreign interest rate yield curves and, therefore, meets the definition of level 2 fair value, as defined above.
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
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2010 and January 3, 2009:

	January 2, 2010			January 3, 2009
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swaps	$—	$—	$—	$—	$2,904	$—
Foreign currency exchange contracts	—	79	—	—	2,345	—

Liabilities
Foreign currency exchange contracts	$—	$(3,400)	$—	$—	$5,484	$—
Note 17—Financial Instruments
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
Short-term Revolving Credit Facilities: The carrying amount of the short-term New Credit Agreements, CKJEA Notes and other short term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Senior Notes: The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes.
Interest Rate Swaps: The fair value of the outstanding interest rate swaps at January 3, 2009 was based upon the cost to terminate the contracts. At January 2, 2010, the Company had no outstanding interest rate swaps.
Foreign Currency Exchange Forward Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts.
The carrying amounts and fair value of the Company’s financial instruments are as follows:

		January 2, 2010		January 3, 2009
		Carrying	Fair	Carrying	Fair
	Balance Sheet Location	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$290,737	$290,737	$251,886	$251,886
Open foreign currency exchange contracts	Prepaid expenses and other current assets	79	79	5,249	5,249

Liabilities:
Accounts payable	Accounts payable	127,636	127,636	146,030	146,030
Short-term revolving credit facilities	Short-term debt	47,873	47,873	79,888	79,888
Senior Notes, current portion	Short-term debt	50,000	51,479	—	—
Senior Notes	Long-term debt	110,890	114,170	160,890	152,846
Interest rate swaps — net loss	Other liabilities	—	—	2,904	2,904
Open foreign currency exchange contracts	Accrued liabilities	(3,400)	(3,400)	(5,484)	(5,484)
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
A number of international financial institutions are counterparties to the Company’s outstanding zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
During Fiscal 2009, one of the Company’s European subsidiaries and one of the Company’s Canadian subsidiaries entered into foreign exchange forward contracts which were designed to satisfy certain U.S. dollar denominated purchases of inventory. During Fiscal 2009, the Company’s Korean and European subsidiaries also continued their hedging programs from Fiscal 2008 with foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period, or payment of 100% of the minimum royalty and advertising expenses, respectively. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
During Fiscal 2009, Warnaco entered into foreign currency forward contracts on behalf of one of its Mexican subsidiaries. In addition, during Fiscal 2009, the hedging programs also continued from Fiscal 2008 in which Warnaco has entered into foreign currency exchange contracts, including zero-cost collars, on behalf of certain of its European, Korean and Canadian subsidiaries. These forward contracts were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany purchases from a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. All of these foregoing foreign exchange contracts were accounted for as economic hedges, with gains and losses recognized directly in Other loss (income) or Selling, general and administrative expense in the Statement of Operations in the period in which they are incurred. In addition, one European subsidiary continued its hedging program of forward contracts related to purchases of inventory, which did not qualify as a cash flow hedge, and was accounted for as an economic hedge.
The following table summarizes the Company’s derivative instruments as of January 2, 2010 and January 3, 2009:

		Asset Derivatives			Liability Derivatives
Derivatives designated as			Fair Value			Fair Value
hedging instruments under FASB ASC 815-20	Type (a)	Balance Sheet Location	January 2, 2010	January 3, 2009	Balance Sheet Location	January 2, 2010	January 3, 2009

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	$—	Accrued liabilities	$(1,119)	$(328)
Interest rate swaps	FV	Other assets	—	2,904	Long-term debt	—	—

Total derivatives designated as hedging instruments under FASB ASC 815-20			$—	$2,904		$(1,119)	$(328)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts		Prepaid expenses and other current assets	$79	$2,345	Accrued liabilities	$(2,281)	$(5,156)

Total derivatives not designated as hedging instruments under FASB ASC 815-20			$79	$2,345		$(2,281)	$(5,156)

Total derivatives			$79	$5,249		$(3,400)	$(5,484)

(a)	CF = cash flow hedge; FV = fair value hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
The following table summarizes the effect of the Company’s derivative instruments on the Statement of Operations for Fiscal 2009 and Fiscal 2008:

		Amount of		Location of	Amount of			Amount of
		Gain (Loss)		Gain (Loss)	Gain (Loss)			Gain (Loss)
		Recognized		Reclassified	Reclassified		Location of	Recognized
		in OCI on		from	from		Gain (Loss)	in Income on
		Derivatives		Accumulated	Accumulated		Recognized	Derivative
		(Effective		OCI into	OCI into Income		in Income	(Ineffective
Derivatives in FASB		Portion)		Income	(Effective Portion)		on Derivative	Portion)
ASC 815-20 Cash Flow	Nature of Hedged	Fiscal	Fiscal	(Effective	Fiscal	Fiscal	(Ineffective	Fiscal	Fiscal
Hedging Relationships	Transaction	2009	2008	Portion)	2009	2008	Portion) (c)	2009	2008

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(450)	$330	cost of goods sold	$(314)	$394	other loss/income	$(1)	$—

Foreign exchange contracts	Purchases of inventory (b)	(1,868)	(264)	cost of goods sold	(918)	—	other loss/income	(23)	—

Total		$(2,318)	$66		$(1,232)	$394		$(24)	$—

(a)	At January 2, 2010, the amount hedged was 9,213; contracts expire September 2010. At January 3, 2009, the amount hedged was $8,866; contracts expire September 2009.

(b)	At January 2, 2010, the amount hedged was $26,760; contracts expire April 2011. At January 3, 2009, the amount hedged was $5,340; contracts expire October 2009.

(c)	No amounts were excluded from effectiveness testing

								Amount of
								Gain (Loss)
							Location of	Recognized
Derivatives not							Gain (Loss)	in Income
designated as hedging			Amount Hedged		Maturity Date		Recognized	on Derivative
instruments under	Nature of Hedged		Fiscal	Fiscal	Fiscal	Fiscal	in Income	Fiscal	Fiscal
FASB ASC 815-20	Transaction	Instrument	2009	2008	2009	2008	on Derivative	2009	2008

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$6,032	$34,373	August 2010	November 2009 - December 2009	other loss/income	$(2,865)	$1,711

Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	11,395	3,487	December 2010	August 2009	other loss/income	(387)	467

Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	10,000	October 2010	October 2009	other loss/income	(505)	63

Foreign exchange contracts	Intercompany payables	Forward contracts	12,000	8,400	January 2010	April 2010	other loss/income	8	(318)

Foreign exchange contracts	Intercompany loans	Zero-cost collars	1,500	12,700	June 2010	November 2009	other loss/income	258	60

Foreign exchange contracts	Intercompany payables	Zero-cost collars	26,000	25,000	January 2010 - June 2010	May 2009	other loss/income	1,420	(1,591)

Foreign exchange contracts	Intercompany payables	Zero-cost collars	14,500	25,000	January 2010 - May 2010	September 2009	selling, general and administrative	2,688	(3,100)

Total								$617	$(2,708)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Euro, Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries and the British pound, entered into by a European subsidiary.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
A reconciliation of the balance of Accumulated Other Comprehensive Income during Fiscal 2009 and Fiscal 2008 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance December 29, 2007	$—
Derivative gains recognized	66
Amount amortized to earnings	(394)

Balance January 3, 2009	$(328)
Derivative gains recognized	(2,342)
Amount amortized to earnings	1,256

Balance before tax effect	(1,414)
Tax effect	387

Balance January 2, 2010, net of tax	$(1,027)

During the twelve months following January 2, 2010, the net amount of losses that was reported in OCI at that date that are estimated to be amortized into earnings is $1,296. During Fiscal 2009, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.
Note 18—Cash Flow Information
The following table sets forth supplemental cash flow information for Fiscal 2009, Fiscal 2008, and Fiscal 2007:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Cash paid (received) during the year for:
Interest expense	$22,792	$28,114	$33,810
Interest income	(1,964)	(2,535)	(2,910)
Income taxes, net of refunds received	29,680	43,331	49,641
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,020	3,707	4,990
Note 19—Legal Matters
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
In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company’s related investigation. Thereafter, the SEC staff initiated an informal inquiry, and on February 22, 2008 informed the Company that in September 2007 the SEC had issued a formal order of investigation, with respect to these matters. The Company is cooperating fully with the SEC.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Lejaby Claims: On March 10, 2008, the Company sold its Lejaby business to Palmers. The purchase price paid by Palmers for the Lejaby business was subject to certain post-closing adjustments, including adjustments for working capital. The Company and Palmers have been unable to agree on the amount of these adjustments to the purchase price. The Company expects that the matter will be settled by an independent arbitrator. Palmers also has filed an action against the Company alleging that, as a result of the Company making certain misrepresentations, the sale agreement is null and void. The Company believes that the Palmers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it is adequately reserved for these claims.
Tyr Litigation: On May 12, 2008, Tyr Sport, Inc. (“Tyr Sport”) filed an action against the Company and certain third-party co-defendants alleging restraint of trade and false advertising in connection with the Speedo LZR Racer swimsuit. Certain of Tyr Sport’s false advertising claims were dismissed pursuant to a motion to dismiss filed by the Company and its co-defendants. Further, on December 31, 2009, the Company and its co-defendants filed a motion for summary judgment relating to all of Tyr Sport’s remaining claims. The Company believes that Tyr Sport’s lawsuit is without merit and continues to defend itself vigorously. The Company believes that it is adequately reserved in this matter.
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
Note 20—Supplemental Consolidating Condensed Financial Information
The following tables set forth supplemental consolidating condensed financial information as of January 2, 2010, and January 3, 2009 and for Fiscal 2009, Fiscal 2008, and Fiscal 2007 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries. See Note 12 of Notes to Consolidated Financial Statements.

	January 2, 2010
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$123,243	$(2)	$197,513	$—	$320,754
Accounts receivable, net	—	24,283	69,377	197,077	—	290,737
Inventories	—	54,097	60,646	138,619	—	253,362
Prepaid expenses and other current assets	—	49,857	15,881	70,094	—	135,832
Assets of discontinued operations	—	—	126	2,046	—	2,172

Total current assets	—	251,480	146,028	605,349	—	1,002,857

Property, plant and equipment, net	—	44,783	5,093	70,615	—	120,491
Investment in subsidiaries	1,165,775	551,617	—	—	(1,717,392)	—
Other assets	—	47,709	92,269	396,468	—	536,446

Total assets	$1,165,775	$895,589	$243,390	$1,072,432	$(1,717,392)	$1,659,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$4	$7,490	$524	$—	$8,018
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	145,968	35,116	253,586	—	434,670

Total current liabilities	—	145,972	42,606	254,110	—	442,688

Intercompany accounts	249,665	98,512	(492,069)	143,892	—	—
Long-term debt	—	112,835	—	—	—	112,835
Other long-term liabilities	—	75,593	2,309	110,259	—	188,161
Stockholders’ equity	916,110	462,677	690,544	564,171	(1,717,392)	916,110

Total liabilities and stockholders’ equity	$1,165,775	$895,589	$243,390	$1,072,432	$(1,717,392)	$1,659,794

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	January 3, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$30,771	$(2)	$116,858	$—	$147,627
Accounts receivable, net	—	22,755	57,709	171,422	—	251,886
Inventories	—	67,251	83,205	175,841	—	326,297
Prepaid expenses and other current assets	—	59,586	23,786	73,405	—	156,777
Assets of discontinued operations	—	—	5,381	898	—	6,279

Total current assets	—	180,363	170,079	538,424	—	888,866

Property, plant and equipment, net	—	51,220	6,045	52,298	—	109,563
Investment in subsidiaries	1,036,139	551,617	—	—	(1,587,756)	—
Other assets	—	80,644	51,408	365,612	—	497,664

Total assets	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$7,445	$4,610	$—	$12,055
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	84,286	47,619	270,352	—	402,257

Total current liabilities	—	84,286	55,064	274,962	—	414,312

Intercompany accounts	247,398	97,543	(480,490)	135,549	—	—
Long-term debt	—	163,794	—	—	—	163,794
Other long-term liabilities	—	45,814	2,648	80,784	—	129,246
Stockholders’ equity	788,741	472,407	650,310	465,039	(1,587,756)	788,741

Total liabilities and stockholders’ equity	$1,036,139	$863,844	$227,532	$956,334	$(1,587,756)	$1,496,093

	Fiscal 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$445,830	$470,864	$1,102,931	$—	$2,019,625
Cost of goods sold	—	296,495	315,876	542,907	—	1,155,278

Gross profit	—	149,335	154,988	560,024	—	864,347
SG&A expenses (including amortization of intangible assets)	—	129,397	98,439	422,103	—	649,939
Pension income	—	20,424	—	449	—	20,873

Operating income (loss)	—	(486)	56,549	137,472	—	193,535
Equity in income of subsidiaries	(95,998)	—	—	—	95,998	—
Intercompany	—	(9,508)	(10,287)	19,795	—	—
Other (income) loss	—	5,565	—	(3,676)	—	1,889
Interest (income) expense, net	—	17,016	(122)	5,755	—	22,649

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	95,998	(13,559)	66,958	115,598	(95,998)	168,997

Provision (benefit) for income taxes	—	(5,157)	25,465	43,964	—	64,272

Income (loss) from continuing operations before noncontrolling interest	95,998	(8,402)	41,493	71,634	(95,998)	104,725
Income (loss) from discontinued operations, net of income taxes	—	(299)	(1,259)	(4,669)	—	(6,227)

Net income (loss)	95,998	(8,701)	40,234	66,965	(95,998)	98,498
Less: Net income attributable to the noncontrolling interest	—	—	—	(2,500)	—	(2,500)

Net income (loss) attributable to Warnaco Group, Inc.	$95,998	$(8,701)	$40,234	$64,465	$(95,998)	$95,998

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$462,852	$461,415	$1,138,582	$—	$2,062,849
Cost of goods sold	—	292,486	316,566	533,024	—	1,142,076

Gross profit	—	170,366	144,849	605,558	—	920,773
SG&A expenses (including amortization of intangible assets)	—	153,147	117,786	476,751	—	747,684
Pension income	—	31,510	—	134	—	31,644

Operating income (loss)	—	(14,291)	27,063	128,673	—	141,445
Equity in income of subsidiaries	(47,254)	—	—	—	47,254	—
Intercompany	—	(14,661)	(7,463)	22,124	—	—
Other (income) loss	—	(7,344)	(274)	9,544	—	1,926
Interest (income) expense, net	—	23,692	(2)	2,709	—	26,399

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	47,254	(15,978)	34,802	94,296	(47,254)	113,120
Provision (benefit) for income taxes	—	(8,627)	18,791	50,563	—	60,727

Income (loss) from continuing operations before noncontrolling interest	47,254	(7,351)	16,011	43,733	(47,254)	52,393
Income (loss) from discontinued operations, net of income taxes	—	(274)	(8,933)	5,415	—	(3,792)

Net income (loss)	47,254	(7,625)	7,078	49,148	(47,254)	48,601
Less: Net income attributable to the noncontrolling interest	—	—	—	(1,347)	—	(1,347)

Net income (loss) attributable to Warnaco Group, Inc.	$47,254	$(7,625)	$7,078	$47,801	$(47,254)	$47,254

	Fiscal 2007
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$456,039	$459,776	$903,764	$—	$1,819,579
Cost of goods sold	—	322,889	323,302	423,713	—	1,069,904

Gross profit	—	133,150	136,474	480,051	—	749,675
SG&A expenses (including amortization of intangible assets)	—	119,569	157,709	337,545	—	614,823
Pension income	—	(9,024)	—	186	—	(8,838)

Operating income (loss)	—	22,605	(21,235)	142,320	—	143,690
Equity in income of subsidiaries	(79,107)	—	—	—	79,107	—
Intercompany	—	(11,777)	(5,827)	17,604	—	—
Other (income) loss	—	(95)	(6)	(6,962)	—	(7,063)
Interest (income) expense, net	—	29,933	(8)	4,027	—	33,952

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	79,107	4,544	(15,394)	127,651	(79,107)	116,801
Provision (benefit) for income taxes	—	1,044	(2,672)	31,520	—	29,892

Income (loss) from continuing operations before noncontrolling interest	79,107	3,500	(12,722)	96,131	(79,107)	86,909
Income (loss) from discontinued operations, net of income taxes	—	(157)	(14,828)	7,183	—	(7,802)

Net income (loss)	79,107	3,343	(27,550)	103,314	(79,107)	79,107
Less: Net income attributable to the noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Warnaco Group, Inc.	$79,107	$3,343	$(27,550)	$103,314	$(79,107)	$79,107

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)

	Fiscal 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(2,536)	$94,553	$(2,901)	$174,765	$—	$263,881
Net cash used in operating activities from discontinued operations	—	2,343	4,080	(5,390)	—	1,033

Net cash provided by (used in) operating activities	(2,536)	96,896	1,179	169,375	—	264,914

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	373	—	373
Purchase of property, plant and equipment	—	(6,167)	(1,179)	(36,097)	—	(43,443)
Business acquisitions, net of cash acquired	—	—	—	(9,511)	—	(9,511)

Net cash used in investing activities	—	(6,167)	(1,179)	(45,235)	—	(52,581)

Cash flows from financing activities:
Payment of deferred financing costs	—	(515)	—	—	—	(515)
Proceeds from the exercise of employee stock options	4,034	—	—	—	—	4,034
Purchase of treasury stock	(1,498)	—	—	—	—	(1,498)
Premium on cencellation of interest rate swaps	—	2,218	—	—	—	2,218
Increase (decrease) in short-term notes payable	—	—	—	(23,985)	—	(23,985)
Borrowings (repayments) under revolving credit facility	—	40	—	(11,845)	—	(11,805)
Payment of dividend in connection with Brazil acquisition	—	—	—	(4,018)	—	(4,018)
Cost to purchase non-controlling interest in an equity transaction	—	—	—	(5,339)	—	(5,339)

Net cash provided by (used in) financing activities	2,536	1,743	—	(45,187)	—	(40,908)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1,702	—	1,702
Increase in cash and cash equivalents	—	92,472	—	80,655	—	173,127
Cash and cash equivalents at beginning of period	—	30,771	(2)	116,858	—	147,627

Cash and cash equivalents at end of period	$—	$123,243	$(2)	$197,513	$—	$320,754

	Fiscal 2008
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$(8,134)	$125,406	$18,875	$17,261	$—	$153,408
Net cash used in operating activities from discontinued operations	—	(1,553)	(14,769)	(11,199)	—	(27,521)

Net cash provided by (used in) operating activities	(8,134)	123,853	4,106	6,062	—	125,887

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6	—	348	—	354
Purchase of property, plant and equipment	—	(9,971)	(1,875)	(30,468)	—	(42,314)
Proceeds from the sale of businesses, net	—	—	(2,430)	29,210	—	26,780
Business acquisitions, net of cash acquired	—	—	—	(2,356)	—	(2,356)
Purchase of intangible assets	—	(2,027)	—	(24,700)	—	(26,727)

Net cash used in investing activities	—	(11,992)	(4,305)	(27,966)	—	(44,263)

Cash flows from financing activities:
Repayment of Term B Note	—	(107,300)	—	—	—	(107,300)
Borrowings under revolving credit facility	—	—	—	12,000	—	12,000
Repurchase of Senior Notes due 2013	—	(46,185)	—	—	—	(46,185)
Increase in short-term notes payable	—	—	—	16,593	—	16,593
Proceeds from the exercise of employee stock options	28,496	—	—	—	—	28,496
Purchase of treasury stock	(20,532)	—	—	—	—	(20,532)
Payment of deferred financing costs	—	(3,934)	—	—	—	(3,934)
Other	170	—	—	—	—	170

Net cash provided by (used in) financing activities	8,134	(157,419)	—	28,593	—	(120,692)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(5,223)	—	(5,223)
Increase (decrease) in cash and cash equivalents	—	(45,558)	(199)	1,466	—	(44,291)
Cash and cash equivalents at beginning of period	—	76,174	197	115,547	—	191,918

Cash and cash equivalents at end of period	$—	$30,616	$(2)	$117,013	$—	$147,627

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
Note 21—Quarterly Results of Operations (Unaudited)
The following tables contain selected financial data for each quarter of Fiscal 2009 and Fiscal 2008. Certain amounts have been adjusted from those originally reported in Form 10Q for the respective periods in Fiscal 2009 and Fiscal 2008 to give effect to the Company’s discontinued operations. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2009 and Fiscal 2008. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter (a)	Quarter	Quarter (a)

Net revenues	$537,843	$455,432	$520,905	$505,445
Gross profit	225,284	188,999	228,822	221,242
Income from continuing operations before non-controlling interest	38,849	19,555	32,548	13,773
Loss from discontinued operations, net of taxes	(1,020)	(878)	(1,562)	(2,767)
Net income	37,571	17,760	29,656	11,011

Basic income per common share:
Income from continuing operations	$0.84	$0.41	$0.68	$0.29
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.05)

Net income	$0.82	$0.39	$0.64	$0.24

Diluted income per common share:
Income from continuing operations	$0.84	$0.40	$0.66	$0.29
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.06)

Net income	$0.81	$0.38	$0.63	$0.23

(a)	During the second quarter of Fiscal 2009, the Company recorded a tax charge in continuing operations of approximately $2,500, and a charge of approximately $400 in discontinued operations, to correct prior periods associated with income taxes. During the fourth quarter of Fiscal 2009, the Company recorded a tax charge in continuing operations of approximately $1,100, and a charge of approximately $3,000 in discontinued operations, to correct prior periods associated with income taxes. See Note 6 of Notes to Consolidated Financial Statements.

	Fiscal 2008
	First	Second	Third	Fourth
	Quarter (a)	Quarter (a)	Quarter (a)	Quarter (a)

Net revenues	$567,155	$502,790	$547,626	$445,278
Gross profit	253,785	224,514	254,638	187,836
Income (loss) from continuing operations before non-controlling interest	7,314	26,670	29,408	(12,346)
Income (loss) from discontinued operations, net of taxes	10,395	(7,306)	(2,897)	(3,984)
Net income (loss)	17,709	19,364	26,511	(16,330)

Basic income per common share:
Income (loss) from continuing operations	$0.16	$0.58	$0.63	$(0.26)
Income (loss) from discontinued operations	0.23	(0.16)	(0.06)	(0.09)

Net income (loss)	$0.39	$0.42	$0.57	$(0.35)

Diluted income per common share:
Income (loss) from continuing operations	$0.16	$0.56	$0.62	$(0.26)
Income (loss) from discontinued operations	0.22	(0.15)	(0.06)	(0.09)

Net income (loss)	$0.38	$0.41	$0.56	$(0.35)

(a)	During the first and second quarters of Fiscal 2008, the Company recorded expenses to correct prior periods of approximately $3,800 and $1,000, respectively, primarily associated with income taxes. During the third and fourth quarters of Fiscal 2008, the Company recorded income to correct prior periods of approximately $900 and $2,600, respectively, primarily associated with income taxes.

SCHEDULE II
THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

		Additions
		Charges to
	Balance at	Cost and					Balance at
	Beginning of	Expenses	Other Additions /				End of
Description	Period	(1)	Reclassification		Deductions		Period

Fiscal 2007
Receivable allowances	$87,064	$181,551	$(1,458	)(4)	$(180,454	)(2)	$86,703

Tax valuation allowance	$150,762	$1,146	$(131,711	)(3)	$(8,347)		$11,850

Fiscal 2008
Receivable allowances	$86,703	$215,135	$(1,963	)(4)	$(212,500	)(2)	$87,375

Tax valuation allowance	$11,850	$2,021	$1,159	(3)	$—		$15,030

Fiscal 2009
Receivable allowances	$87,375	$242,755	$—	(4)	$(240,148	)(2)	$89,982

Tax valuation allowance	$15,030	$3,552	$(1,127	)(3)	$—		$17,455

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to: (a) basis differences resulting from the filing of the Company’s U.S. corporate income tax return, (b) finalized assessments of the Company’s foreign tax returns by local taxing authorities, (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy and (d) currency translation adjustments.

(4)	Amounts include reserve balances for discontinued operations.

A-1