Form 10-Q
period 2010-04-03
WARNACO GROUP INC /DE/
filed 2010-05-11
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No. *
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 1, 2010 is as follows: 44,407,619

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	April 3, 2010	January 2, 2010	April 4, 2009

ASSETS

Current assets:
Cash and cash equivalents	$157,454	$320,754	$122,051
Accounts receivable, net of reserves of $79,003, $89,982 and $77,812 as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively	379,971	290,737	362,518
Inventories	267,205	253,362	316,212
Assets of discontinued operations	2,013	2,172	2,093
Prepaid expenses and other current assets (including deferred income taxes of $52,998, $51,605, and $65,404 as of April 3, 2010, January 2, 2010, and April 4, 2009, respectively)	148,129	135,832	155,175

Total current assets	954,772	1,002,857	958,049

Property, plant and equipment, net	122,329	120,491	107,061
Other assets:
Licenses, trademarks and other intangible assets, net	373,800	376,831	274,885
Goodwill	108,417	110,721	97,960
Other assets (including deferred income taxes of $15,051, $12,957, and $63,500 as of April 3, 2010, January 2, 2010, and April 4, 2009, respectively)	49,826	48,894	100,473

Total assets	$1,609,144	$1,659,794	$1,538,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of Senior Notes	$162,011	$97,873	$124,136
Accounts payable	134,447	127,636	127,983
Accrued liabilities	170,392	184,438	160,464
Liabilities of discontinued operations	8,297	8,018	10,514
Accrued income taxes payable (including deferred income taxes of $1,101, $146 and $1,320 as of April 3, 2010, January 2, 2010, and April 4, 2009, respectively)	33,659	24,723	10,250

Total current liabilities	508,806	442,688	433,347

Long-term debt	—	112,835	164,013
Other long-term liabilities (including deferred income taxes of $67,361, $65,219, and $49,492 as of April 3, 2010, January 2, 2010, and April 4, 2009, respectively)	201,336	188,161	122,504
Commitments and contingencies
Stockholders’ equity:
Warnaco Group, Inc. stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 50,903,208, 50,617,795 and 50,328,616 issued as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively	509	506	503
Additional paid-in capital	645,275	633,378	635,174
Accumulated other comprehensive income	41,708	46,473	2,751
Retained earnings	410,788	362,813	305,587
Treasury stock, at cost 6,501,793, 4,939,729 and 4,933,656 shares as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively	(199,278)	(127,060)	(126,854)

Total Warnaco Group, Inc. stockholders’ equity	899,002	916,110	817,161

Noncontrolling interest	—	—	1,403

Total stockholders’ equity	899,002	916,110	818,564

Total liabilities and stockholders’ equity	$1,609,144	$1,659,794	$1,538,428

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009

Net revenues	$588,164	$537,843
Cost of goods sold	321,046	312,558

Gross profit	267,118	225,285
Selling, general and administrative expenses	184,973	158,347
Amortization of intangible assets	2,668	2,127
Pension expense (income)	(21)	537

Operating income	79,498	64,274
Other loss (income)	1,820	(404)
Interest expense	4,978	6,069
Interest income	(1,006)	(408)

Income from continuing operations before provision for income taxes and noncontrolling interest	73,706	59,017
Provision for income taxes	25,394	20,167

Income from continuing operations before noncontrolling interest	48,312	38,850
(Loss) from discontinued operations, net of taxes	(337)	(1,021)

Net income	47,975	37,829
Less: Net income attributable to the noncontrolling interest	—	(258)

Net income attributable to Warnaco Group, Inc.	$47,975	$37,571

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$48,312	$38,592
Discontinued operations, net of tax	(337)	(1,021)

Net income	$47,975	$37,571

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$1.05	$0.84
(Loss) from discontinued operations	(0.01)	(0.02)

Net income	$1.04	$0.82

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$1.03	$0.84
(Loss) from discontinued operations	(0.01)	(0.03)

Net income	$1.02	$0.81

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	45,418,865	45,304,591

Diluted	46,417,053	45,651,170

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				37,571		258	37,829	37,829
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(10,427)			91	(10,336)	(10,336)
Change in post retirement plans			(1)			—	(1)	(1)
Loss on cash flow hedges			338			—	338	338

Other comprehensive income							(9,999)	(9,999)

Comprehensive income						349	$27,830	27,830

Stock issued in connection with stock compensation plans	2	94						96
Compensation expense in connection with employee stock compensation plans		3,189						3,189
Purchase of treasury stock related to stock compensation plans					(1,292)			(1,292)

Balance at April 4, 2009	$503	$635,174	$2,751	$305,587	$(126,854)	$1,403		$818,564

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$—	$916,110
Comprehensive income:
Net income				47,975			47,975	47,975
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(4,810)				(4,810)	(4,810)
Loss on cash flow hedges			41				41	41
Other			4				4	4

Other comprehensive income						—	(4,765)	(4,765)

Comprehensive income						—	$43,210	43,210

Stock issued in connection with stock compensation plans	3	2,370						2,373
Compensation expense in connection with employee stock compensation plans		9,527						9,527
Purchase of treasury stock related to stock compensation plans					(3,214)			(3,214)
Repurchases of common stock					(69,004)			(69,004)

Balance at April 3, 2010	$509	$645,275	$41,708	$410,788	$(199,278)	$—		$899,002

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$47,975	$37,829
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign exchange (gain) loss	1,328	(533)
Loss from discontinued operations	337	1,021
Depreciation and amortization	11,954	10,037
Stock compensation	9,527	3,189
Amortization of deferred financing costs	366	427
Provision for trade and other bad debts	266	1,874
Inventory writedown	2,438	3,934
Loss on repurchase of Senior Notes/refinancing of debt facilities	1,692	—
Other	(891)	(236)
Changes in operating assets and liabilities:
Accounts receivable	(92,373)	(113,193)
Inventories	(18,187)	3,683
Prepaid expenses and other assets	(13,956)	(1,052)
Accounts payable, accrued expenses and other liabilities	2,643	(24,239)
Accrued income taxes	16,614	14,861

Net cash (used in) operating activities from continuing operations	(30,267)	(62,398)
Net cash provided by operating activities from discontinued operations	146	1,217

Net cash (used in) operating activities	(30,121)	(61,181)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	29	10
Purchases of property, plant & equipment	(9,596)	(7,361)

Net cash (used in) investing activities from continuing operations	(9,567)	(7,351)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(9,567)	(7,351)

Cash flows from financing activities:
Repurchase of Senior Notes due 2013	(51,479)	—
Change in short-term notes payable	4,180	(6,502)
Change in revolving credit facility	(189)	52,836
Proceeds from the exercise of employee stock options	2,373	96
Purchase of treasury stock	(72,218)	(1,292)
Contingent payment related to acquisition of non-controlling interest in
Brazilian subsidiary	(3,442)	—
Other	—	(502)

Net cash provided by (used in) financing activities from continuing operations	(120,775)	44,636
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(120,775)	44,636

Effect of foreign exchange rate changes on cash and cash equivalents	(2,837)	(1,680)

(Decrease) in cash and cash equivalents	(163,300)	(25,576)
Cash and cash equivalents at beginning of period	320,754	147,627

Cash and cash equivalents at end of period	$157,454	$122,051

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
Note 2—Basis of Consolidation and Presentation
The Consolidated Condensed Financial Statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A (“WBR”). In the fourth quarter of the year ended January 2, 2010 (“Fiscal 2009”), the Company increased its ownership interest in WBR to 100% and, accordingly, at April 3, 2010, there were no minority shareholders of WBR. All inter-company accounts and transactions have been eliminated in consolidation.
The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2009. The year end Consolidated Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) will contain 52 weeks of operations and the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) contained 52 weeks of operations. Additionally, the period from January 3, 2010 to April 3, 2010 (the “Three Months Ended April 3, 2010”) and the period from January 4, 2009 to April 4, 2009 (the “Three Months Ended April 4, 2009”) each contained thirteen weeks of operations.
Reclassifications: Prior period items on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations. In addition, amounts related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group for the Three Months Ended April 4, 2009 to conform to the presentation for the Three Months Ended April 3, 2010. See Note 6 of Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock-Based Compensation: 358,300 stock options were granted during the Three Months Ended April 3, 2010 and 12,500 stock options were granted during the Three Months Ended April 4, 2009. The fair values of stock options granted during the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009 were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended
	April 3, 2010	April 4, 2009

Weighted average risk free rate of return (a)	1.84%	2.35%
Dividend yield (b)	—	—
Expected volatility of the market price of the Company’s common stock	57.3%	37.7%
Expected option life (c)	4.2 years	6 years

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last six fiscal years.

(c)	During Fiscal 2009, the Company had accumulated sufficient historical data (more than six years’ worth) regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for stock options granted during the Three Months Ended April 3, 2010, the Company used the revised method of calculating expected option life based on historical data (which yielded an expected life of 4.2 years). The simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years) was used for stock options granted during the Three Months Ended April 4, 2009. Historical data will be used for stock options granted in all future periods.
A summary of stock-based compensation expense is as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009

Stock-based compensation expense before income taxes:
Stock options	$3,259	$1,090
Restricted stock grants	6,268	2,099

Total (a)	9,527	3,189

Income tax benefit:
Stock options	1,174	381
Restricted stock grants	1,805	546

Total	2,979	927

Stock-based compensation expense after income taxes:
Stock options	2,085	709
Restricted stock grants	4,463	1,553

Total	$6,548	$2,262

(a)	The primary reason for the increase in stock-based compensation expense for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009 related to the incorporation of a “Retirement Eligibility” feature that was applied to all the equity awards issued in March 2010. For employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the award’s vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Subsequent Events: The Company has evaluated events and transactions subsequent to April 3, 2010 for potential recognition or disclosure in the Consolidated Condensed Financial Statements. See Note 3 of Notes to Consolidated Condensed Financial Statements regarding acquisitions in Southern Asia. See Note 14 of Notes to Consolidated Condensed Financial Statements related to the Company’s notification of the redemption of its remaining outstanding Senior Notes.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Three Months Ended April 3, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.
Note 3—Acquisitions
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of Fiscal 2009, the Company acquired the remaining non-controlling interest in WBR (“Equity Purchase”) and eight retail stores in Brazil (“Asset Purchase”), collectively, the “Brazilian Acquisition”. In connection with the Brazilian Acquisition, the Company is required to make three future annual payments to the Sellers through March 31, 2010 which are contingent on the operating income, as defined, of WBR during that period. During the Three Months Ended April 3, 2010, the Company paid 6 million Brazilian real (approximately $3,400) to the Sellers, representing the first of the three contingent payments.
On April 29, 2010, the Company entered into agreements for the purchase of a distributor’s business in Southern Asia for total consideration of approximately $3,000.
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the Company discontinued certain operations, in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009

Net revenues	$611	$572

(Loss) before income tax provision (benefit)	$(528)	$(835)
Income tax provision (benefit)	(191)	186

(Loss) from discontinued operations	$(337)	$(1,021)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	April 3, 2010	January 2, 2010	April 4, 2009

Accounts receivable, net	$319	$366	$1,873
Inventories	1,582	1,684	35
Prepaid expenses and other current assets	112	122	185

Assets of discontinued operations	$2,013	$2,172	$2,093

Accounts payable	$202	$104	$113
Accrued liabilities	8,083	7,902	8,591
Other	12	12	1,810

Liabilities of discontinued operations	$8,297	$8,018	$10,514

Note 5—Restructuring Expenses and Other Exit Costs
During the Three Months Ended April 3, 2010, the Company incurred restructuring charges and other exit costs of $959 primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($962); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($291) and (iii) other exit activities, including contract termination costs, legal and other costs ($114). The charges described in (i) to (iii) were partially offset by the reversal of accruals of expense, totaling $408, that were no longer needed upon conclusion of the related restructuring events.
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
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three Months Ended April 3, 2010 and Three Months Ended April 4, 2009, as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Cost of goods sold	$91	$1,483
Selling, general and administrative expenses	868	7,088

	$959	$8,571

Cash portion of restructuring items	$959	$8,571
Non-cash portion of restructuring items	—	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Changes in liabilities related to restructuring expenses and other exit costs for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009 are summarized below:

Balance at January 3, 2009	$5,925
Charges for the Three Months Ended April 4, 2009	8,571
Cash reductions for the Three Months Ended April 4, 2009	(5,730)
Non-cash changes and foreign currency effects	(95)

Balance at April 4, 2009	$8,671

Balance at January 2, 2010	$3,572
Charges for the Three Months Ended April 3, 2010	959
Cash reductions for the Three Months Ended April 3, 2010	(2,309)
Non-cash changes and foreign currency effects	(51)

Balance at April 3, 2010 (a)	$2,171

(a)	At April 3, 2010, includes approximately $766 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $1,405 recorded in other long term liabilities which amounts are expected to be settled over the next four years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of April 3, 2010, the Sportswear Group operated 495 Calvin Klein retail stores worldwide (consisting of 60 full price free-standing stores, 42 outlet free standing stores, 392 shop-in-shop/concession stores and one on-line store). As of April 3, 2010, there were also 371 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein , Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of April 3, 2010, the Intimate Apparel Group operated: 656 Calvin Klein retail stores worldwide (consisting of 75 free-standing stores, 65 outlet free-standing stores and 515 shop-in-shop/concession stores and one on-line store). As of April 3, 2010, there were also 250 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Information by business group is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended April 3, 2010
Net revenues	$306,346	$193,942	$87,876	$588,164	$—	$588,164
Operating income (loss)	50,942	33,618	11,885	96,445	(16,947)	79,498
Depreciation and amortization	7,253	3,361	512	11,126	828	11,954
Restructuring expense (gain)	(107)	(47)	269	115	844	959
Capital expenditures	3,357	8,353	383	12,093	305	12,398

Three Months Ended April 4, 2009
Net revenues (a)	$269,057	$172,823	$95,963	$537,843	$—	$537,843
Operating income (loss) (a)	37,469	30,398	12,545	80,412	(16,138)	64,274
Depreciation and amortization	5,878	2,845	597	9,320	717	10,037
Restructuring expense	3,036	2,601	1,581	7,218	1,353	8,571
Capital expenditures	2,368	2,494	322	5,184	870	6,054

Balance Sheet
Total Assets:
April 3, 2010	$932,253	$374,591	$173,523	$1,480,367	$128,777	$1,609,144
January 2, 2010	875,304	390,610	144,198	1,410,112	249,682	1,659,794
April 4, 2009	825,620	325,104	183,239	1,333,963	204,465	1,538,428
Property, Plant and Equipment:
April 3, 2010	$34,834	$45,578	$3,739	$84,151	$38,178	$122,329
January 2, 2010	30,909	45,882	3,555	80,346	40,145	120,491
April 4, 2009	25,702	34,374	4,145	64,221	42,840	107,061

(a)	net revenues of $10,455 and operating income of $996 for the Three Months Ended April 4, 2009 related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group to conform to the presentation for the Three Months Ended April 3, 2010.
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses.
The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	April 3, 2010	April 4, 2009

Unallocated corporate expenses (a)	$16,329	$11,700
Foreign exchange losses (gains)	(1,033)	1,831
Pension expense (income)	(21)	537
Restructuring expense	844	1,353
Depreciation and amortization of corporate assets	828	717

Corporate/other expenses	$16,947	$16,138

(a)	the increase in unallocated corporate expenses is related primarily to share-based compensation expense due to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note 2 of Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest is as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009

Operating income by operating groups	$96,445	$80,412
Corporate/other expenses	(16,947)	(16,138)

Operating income	79,498	64,274
Other (income) loss	1,820	(404)
Interest expense	4,978	6,069
Interest income	(1,006)	(408)

Income from continuing operations before provision for income taxes and noncontrolling interest	$73,706	$59,017

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	April 3, 2010%		April 4, 2009%
	in thousands of dollars

Net revenues:
United States	$270,750	46.0%	$269,744	50.1%
Europe	157,302	26.8%	142,715	26.5%
Asia	97,073	16.5%	82,179	15.4%
Canada	25,496	4.3%	20,697	3.8%
Mexico, Central and South America	37,543	6.4%	22,508	4.2%

	$588,164	100.0%	$537,843	100.0%

Information about Major Customers: For the Three Months Ended April 3, 2010 and April 4, 2009, no one customer accounted for 10% or more of the Company’s net revenues.
Note 7—Income Taxes
The effective tax rates for the Three Months Ended April 3, 2010 and April 4, 2009 were 34.5% and 34.2%, respectively. The higher effective tax rate for the Three Months Ended April 3, 2010 primarily reflects a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Three Months Ended April 3, 2010.
The Company applies the applicable provisions of U.S.GAAP to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Three Months Ended April 3, 2010 the Company has not had a material change to its liability for unrecognized tax benefits. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.
The Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits may increase between $1,000 and $5,000 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 8—Employee Benefit and Retirement Plans
Defined Benefit Pension Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). Participants in the Pension Plan have not earned any additional pension benefits after December 31, 2002. The Company also sponsors defined benefit plans for certain of its United Kingdom and other European employees (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to certain retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.
Each quarter the Company recognizes interest cost of the Pension Plan’s projected benefit obligation offset by the expected return on Pension Plan assets. The Company records pension expense as the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) less changes in the Pension Plan’s projected benefit obligation (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its Statements of Operations in each period.
During the Three Months Ended April 3, 2010, the Company made contributions of $842 to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $6,300 in total for Fiscal 2010. The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Three Months Ended April 3, 2010, the fair value of the Pension Plan’s assets increased to $120,389, representing an annualized rate of return of approximately 13.6%.
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Service cost	$—	$—	$33	$39
Interest cost	2,358	2,549	91	52
Expected return on plan assets	(2,418)	(2,012)	—	—
Amortization of actuarial loss (gain)	—	—	(26)	(41)

Net benefit (income) cost (a)	$(60)	$537	$98	$50

(a)	Pension Plan net benefit (income) cost does not include costs related to the Foreign Plans of $39 for the Three Months Ended April 3, 2010.
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $3,781, $2,838 and $2,211 as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $796, $703 and $452 as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009

Net income	$47,975	$37,829
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,810)	(10,336)
Change in fair value of cash flow hedges	41	338
Change in actuarial gains (losses), net related to post retirement medical plans	—	(1)
Other	4	—

Total Comprehensive income	43,210	27,830
Less: Comprehensive income attributable to noncontrolling interest	—	(349)

Comprehensive income attributable to Warnaco Group Inc.	$43,210	$27,481

The components of accumulated other comprehensive income as of April 3, 2010, January 2, 2010 and April 4, 2009 are summarized below:

	April 3, 2010	January 2, 2010	April 4, 2009

Foreign currency translation adjustments (a)	$43,748	$48,558	$2,771

Actuarial (losses), net related to post retirement medical plans, net of tax of $607, $607 and $16 as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively	(1,058)	(1,058)	(30)
Gain (loss) on cash flow hedges, net of taxes of $482, $387, and $0 as of April 3, 2010, January 2, 2010 and April 4, 2009, respectively	(986)	(1,027)	10
Other	4	—	—

Total accumulated other comprehensive income	$41,708	$46,473	$2,751

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that more than 65% of the Company’s assets are based outside of the U.S. The increase of $40,977 in foreign currency translation adjustments at April 3, 2010 compared to April 4, 2009 reflects the increase in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won, Brazilian Real and Mexican Peso) relative to the U.S. dollar.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 10—Fair Value Measurement
The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily relate to derivative contracts and interest rate swaps. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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
Valuation Techniques
The fair value of foreign currency exchange contracts and zero cost collars was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward or spot exchange rate, as applicable. The fair value of these foreign currency exchange contracts is based on quoted prices that include the effects of U.S. and foreign interest rate yield curves and, therefore, meets the definition of level 2 fair value, as defined above.
The fair value of interest rate swaps was estimated based on the amount that the Company would receive or pay to terminate the swaps on the valuation date. Those amounts are based on receipt of interest at a fixed interest rate of 8 7/8% and a payment of a variable rate based on a fixed interest rate above the six month LIBOR rate. As such, the fair value of the interest rate swaps meets the definition of level 2, as defined above. As of April 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swaps.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of April 3, 2010, January 2, 2010 and April 4, 2009:

	April 3, 2010			January 2, 2010			April 4, 2009
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swap (a)	$—	$—	$—	$—	$—	$—	$—	$3,123	$—
Foreign currency exchange contracts	$—	$1,921	$—	$—	$79	$—	$—	$2,203	$—

Liabilities
Foreign currency exchange contracts	$—	$(2,827)	$—	$—	$(3,400)	$—	$—	$(4,828)	$—

(a)	the 2004 and 2003 Swap Agreements (as defined in Note 14, below) were called by the issuer in June and July 2009, respectively. The Company received a total debt premium of $2,219, which is being amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature), subject to acceleration due to redemption of the Senior Notes. See Note 14 to Notes to Consolidated Condensed Financial Statements.
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s Senior Notes, CKJEA Notes and amounts outstanding under the New Credit Agreements are also reported at carrying value.

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
Short-term Revolving Credit Facilities: The carrying amount of the New Credit Agreements, CKJEA Notes and other short-term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.
Senior Notes: The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. At April 3, 2010 and January 2, 2010, the fair value of the Senior Notes is based on their redemption price, including the related debt premium on the Swap Agreements, since a portion of the Senior Notes was redeemed within 90 days of those dates (see Note 14 of Notes to Consolidated Condensed Financial Statements). The fair value of the Senior Notes at April 4, 2009 is based upon quoted market prices for the Senior Notes.
Foreign Currency Exchange Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts, as described above in Note 10 of Notes to Consolidated Condensed Financial Statements.
Interest Rate Swaps: The fair value of the Swap Agreements as of April 4, 2009 was based upon the costs to terminate the contracts. As of April 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swaps.
The carrying amounts and fair values of the Company’s financial instruments at April 3, 2010, January 2, 2010 and April 4, 2009 are as follows:

		April 3, 2010		January 2, 2010		April 4, 2009
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$379,971	$379,971	$290,737	$290,737	$362,518	$362,518
Open foreign currency exchange contracts	Prepaid expenses and other current assets	1,921	1,921	79	79	2,203	2,203
Interest rate swaps — net gain	Other assets	—	—	—	—	3,123	3,123

Liabilities:
Accounts payable	Accounts payable	$134,447	$134,447	$127,636	$127,636	$127,983	$127,983
Short-term revolving credit facilities	Short-term debt	49,877	49,877	47,873	47,873	124,136	124,136
Senior Notes, current portion	Short-term debt	112,134	113,774	50,000	51,479	—	—
Open foreign currency exchange contracts	Accrued liabilities	2,827	2,827	3,400	3,400	4,828	4,828
Senior Notes	Long-term debt	—	—	112,835	116,115	164,013	164,817
Derivative Financial Instruments
The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables by subsidiaries whose functional currencies are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset certain of its foreign exchange risk. During the Three Months Ended April 4, 2009, the Company also utilized interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 14 of Notes to Consolidated Condensed Financial Statements. The Company does not use derivative financial instruments for speculative or trading purposes.

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
During the Three Months Ended April 3, 2010, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs from Fiscal 2009. During the Three Months Ended April 4, 2009, the Company’s Korean and European subsidiaries also continued their hedging programs from Fiscal 2008. Those hedging programs included foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period or payment of 100% of the minimum royalty and advertising expenses. In addition, during the Three Months Ended April 4, 2009, one of the Company’s European subsidiaries entered into a foreign exchange forward contract which was designed to satisfy certain U.S. dollar denominated purchases of inventory. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.
During the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009, the Company also continued hedging programs from Fiscal 2009 and Fiscal 2008, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange contracts, including, zero-cost collars, that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; or (ii) 50% of intercompany purchases from a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. See also Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk in this Quarterly Report on Form 10-Q for further details.
The following table summarizes the Company’s derivative instruments as of April 3, 2010, January 2, 2010 and April 4, 2009:

		Asset Derivatives				Liability Derivatives
			April 3,	January 2,	April 4,		April 3,	January 2,	April 4,
		Balance Sheet	2010	2010	2009	Balance Sheet	2010	2010	2009
	Type (a)	Location	Fair Value	Fair Value	Fair Value	Location	Fair Value	Fair Value	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$394	$—	$302	Accrued liabilities	$(1,498)	$(1,119)	$(288)
Interest rate swaps	FV	Other assets	—	—	3,123	Long-term debt	—	—	—

Total derivatives designated as hedging instruments under FASB ASC 815-20			$394	$—	$3,425		$(1,498)	$(1,119)	$(288)

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$1,527	$79	$1,901	Accrued liabilities	$(1,329)	$(2,281)	$(4,540)

Total derivatives not designated as hedging instruments under FASB ASC 815-20			$1,527	$79	$1,901		$(1,329)	$(2,281)	$(4,540)

Total derivatives			$1,921	$79	$5,326		$(2,827)	$(3,400)	$(4,828)

(a)	CF = cash flow hedge; FV = fair value hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009:

Location of
		Amount of Gain (Loss)		Gain (Loss)			Location of	Amount of Gain (Loss)
		Recognized in OCI on		Reclassified	Amount of Gain (Loss) Reclassified		Gain (Loss)	Recognized in Income on
		Derivatives		from	from Accumulated OCI into Income		Recognized	Derivative
		(Effective Portion)		Accumulated	(Effective Portion)		in Income	(Ineffective Portion)
		Three	Three	OCI into	Three	Three	on	Three	Three
Derivatives in FASB ASC		Months	Months	Income	Months	Months	Derivative	Months	Months
815-20 Cash Flow Hedging	Nature of Hedged	Ended	Ended	(Effective	Ended	Ended	(Ineffective	Ended	Ended
Relationships	Transaction	April 3, 2010	April 4, 2009	Portion)	April 3, 2010	April 4, 2009	Portion) (c)	April 3, 2010	April 4, 2009

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$638	$448	cost of goods sold	$59	$97	other loss/income	$17	$15
Foreign exchange contracts	Purchases of inventory (b)	(1,139)	(5)	cost of goods sold	(506)	10	other loss/income	(32)	(7)

Total		$(501)	$443		$(447)	$107		$(15)	$8

(a)	At April 3, 2010, the amount of minimum royalty costs hedged was $9,823; contracts expire December 2010. At April 4, 2009, the amount of minimum royalty costs hedged was $12,607; contracts expire March 2010.

(b)	At April 3, 2010, the amount of inventory purchases hedged was $37,000; contracts expire August 2011. At April 4, 2009, amount of inventory purchases hedged was $11,890; contracts expire February 2010.

(c)	No amounts were excluded from effectiveness testing.

								Amount of Gain (Loss)
							Location of	Recognized in Income on
			Amount Hedged		Maturity Date		Gain (Loss)	Derivative
			Three	Three	Three	Three	Recognized	Three	Three
Derivatives not designated			Months	Months	Months	Months	in Income	Months	Months
as hedging instruments	Nature of Hedged		Ended	Ended	Ended	Ended	on	Ended	Ended
under FASB ASC 815-20	Transaction	Instrument	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	Derivative	April 3, 2010	April 4, 2009

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$2,699	$34,258	August 2010	August 2009 – August 2010	other loss/income	$(201)	$(708)

Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	10,015	10,326	December 2010	December 2009	other loss/income	82	(93)

Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	7,500	10,000	October 2010	January 2010	other loss/income	518	(6)

Foreign exchange contracts	Intercompany loans	Forward contracts	5,800	—	March 2010	—	other loss/income	(94)	—

Foreign exchange contracts	Intercompany loans	Zero-cost collars	—	16,260	—	November 2009 – April 2010	other loss/income	—	(85)

Foreign exchange contracts	Intercompany payables	Forward contracts	28,000	—	January 2011	—	other loss/income	1,096	—

Foreign exchange contracts	Intercompany payables	Zero-cost collars	12,000	32,000	April 2010 – June 2010	May 2009 – October 2009	other loss/income	1,128	213

Foreign exchange contracts	Intercompany payables	Forward contracts	4,000	—	April 2010	—	selling, general and administrative	(107)	—

Foreign exchange contracts	Intercompany payables	Zero-cost collars	4,000	24,250	May 2010	May 2009 – September 2009	selling, general and administrative	(277)	850

Total								$2,145	$171

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative gains recognized	450
Gains amortized to earnings	(112)

Balance April 4, 2009, net of tax	$10

Balance January 2, 2010	$(1,414)
Derivative losses recognized	(516)
Losses amortized to earnings	462

Balance before tax effect	(1,468)
Tax effect	482

Balance April 3, 2010, net of tax	$(986)

During the twelve months following April 3, 2010, the net amount of losses that were reported in Other Comprehensive Income (“OCI”) at that date that are estimated to be amortized into earnings is $1,201. During the Three Months Ended April 3, 2010, no amount of gains or losses was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	April 3, 2010	January 2, 2010	April 4, 2009

Finished goods	$266,761	$251,540	$315,268
Raw materials	444	1,822	944

	$267,205	$253,362	$316,212

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of April 3, 2010, January 2, 2010 and April 4, 2009 and the activity in the intangible asset accounts for the Three Months Ended April 3, 2010:

	April 3, 2010			January 2, 2010			April 4, 2009
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$329,653	$48,453	$281,200	$330,389	$46,268	$284,121	$276,399	$38,606	$237,793
Other	20,800	8,870	11,930	20,427	8,387	12,040	15,961	7,144	8,817

	350,453	57,323	293,130	350,816	54,655	296,161	292,360	45,750	246,610

Indefinite-lived intangible assets:
Trademarks	56,719	—	56,719	56,719	—	56,719	19,366	—	19,366
Licenses in perpetuity	23,951	—	23,951	23,951	—	23,951	8,909	—	8,909

	80,670	—	80,670	80,670	—	80,670	28,275	—	28,275

Intangible Assets (a)	$431,123	$57,323	$373,800	$431,486	$54,655	$376,831	$320,635	$45,750	$274,885

(a)	the increase in the balance of intangible assets from April 4, 2009 to April 3, 2010 primarily relates to correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (see Note 10 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).

		Licenses	Finite-lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Other	Total

Balance at January 2, 2010	$56,719	$23,951	$284,121	$12,040	$376,831
Amortization expense	—	—	(2,185)	(483)	(2,668)
Translation adjustments	—	—	(736)	(79)	(815)
Other (a)	—	—	—	452	452

Balance at April 3, 2010	$56,719	$23,951	$281,200	$11,930	$373,800

(a)	Relates to the assumption of a retail store lease in Brazil.
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2011	$9,450
2012	9,269
2013	9,176
2014	7,759
2015	7,759
The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 3, 2010:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 2, 2010	$108,633	$1,446	$642	$110,721
Adjustment:
Translation adjustments	(2,262)	(42)	—	$(2,304)

Goodwill balance at April 3, 2010	$106,371	$1,404	$642	$108,417

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 14—Debt
Debt was as follows:

	April 3, 2010	January 2, 2010	April 4, 2009

Short-term debt:

CKJEA notes payable and other	$49,877	$47,684	$59,429
New Credit Agreements	—	189	64,707
8 7/8% Senior Notes due 2013 (a)	110,890	50,000	—
Debt premium on 2003 and 2004 swaps	1,244	—	—

	162,011	97,873	124,136

Long-term debt:

8 7/8% Senior Notes due 2013	—	110,890	160,890
Unrealized gain on swap agreements	—	—	3,123
Debt premium on 2003 and 2004 swaps	—	1,945	—

	—	112,835	164,013

Total Debt	$162,011	$210,708	$288,149

(a)	reflects the portion of the Senior Notes that will be redeemed from bondholders within 90 days (see below).
Senior Notes
On May 7, 2010, the Company notified the bondholders of the Senior Notes that it would redeem from them the remaining $110,890 aggregate principal amount of its outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $112,530. Thus, as of April 3, 2010, $110,890 principal amount of Senior Notes and $1,244 of unamortized gain from the Swap Agreements have been reclassified from long-term debt to short-term debt on the Company’s Consolidated Condensed Balance Sheet. In connection with the redemption, the Company will recognize a loss, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations for the second fiscal quarter of 2010, of approximately $2,078, which includes $1,640 of premium expense, the write-off of approximately $1,682 of deferred financing costs and $1,244 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below). The Company expects to fund the redemption of the Senior Notes on June 15, 2010 with available cash on hand in the U.S and borrowings under its New Credit Agreement (defined below). On May 7, 2010 the Company had approximately $24,000 of cash on hand in the U.S.
On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of the outstanding Senior Notes for a total consideration of $51,479. In connection with the redemption, the Company recognized a loss, in the Other loss (income) line item in the Company’s Consolidated Statement of Operations for the Three Months Ended April 3, 2010, of approximately $1,692 which includes $1,479 of premium expense, the write-off of approximately $817 of deferred financing costs and $604 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below).
The aggregate principal amount outstanding under the Senior Notes was $110,890 as of April 3, 2010 and January 2, 2010 and $160,890 as of April 4, 2009.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement” and, together with the 2003 Swap Agreement, the “Swap Agreements”) with respect to the Senior Notes for a total notional amount of $75,000. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479. Both debt premiums are being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature), subject to acceleration for redemption of the Senior Notes. During the Three Months Ended April 3, 2010, $698 was amortized, including $604 related to the redemption of the Senior Notes on January 5, 2010 (see above). The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the Swap Agreements and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of April 3, 2010, 8.53% as of January 2, 2010 and 7.77% as of April 4, 2009.
As of April 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swap agreements. The fair values of the Company’s Swap Agreements at April 4, 2009 reflect the termination premium or termination discount that the Company would have realized if such Swap Agreements had been terminated on that date. Since the provisions of the Company’s Swap Agreements matched the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair values of the Swap Agreements did not have any effect on the Company’s results of operations for the Three Months Ended April 4, 2009 but were recorded in the Company’s Consolidated Balance Sheets as of that date in Other assets with a corresponding increase in the Hedged Debt.
New Credit Agreements
On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit.
At April 3, 2010, the New Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at April 3, 2010) or (ii) LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.04% at April 3, 2010) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. At April 3, 2010, the New Canadian Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.0% at April 3, 2010) or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.22% at April 3, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of April 3, 2010, the Company had no loans and approximately $60,846 in letters of credit outstanding under the New Credit Agreement, leaving approximately $166,141 of availability. As of April 3, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $23,914. As of April 3, 2010, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the Company’s 2006 acquisition of certain parts of its Calvin Klein businesses, the Company assumed certain short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $47,125 at April 3, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 1.86% as of April 3, 2010, 2.18% as of January 2, 2010 and 2.49% as of April 4, 2009. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 3, 2010 for additional terms of no more than 12 months. At April 3, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with a total outstanding balance of $2,752, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheet, which was secured by $2,809 of WBR’s trade accounts receivable. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3,740 with an interest rate of 5.88% per annum at April 4, 2009, all of which had been repaid as of January 2, 2010 and April 3, 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at April 3, 2010, January 2, 2010 and April 4, 2009.
Share Repurchase Program
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the Three Months Ended April 3, 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69,004 (an average cost of $46.31 per share). As of April 3, 2010, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $106,916 (an average cost of $35.64 per share) under the 2007 Share Repurchase Program. Repurchased shares are held in treasury pending use for general corporate purposes.
Stock Incentive Plans
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Three Months Ended April 3, 2010 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 2, 2010	2,462,346	$26.79
Granted	358,300	43.28
Exercised	(96,024)	24.74
Forfeited / Expired	(40,317)	34.10

Outstanding as of April 3, 2010	2,684,305	$28.95

Options Exercisable as of April 3, 2010	1,775,893	$24.64

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Three Months Ended April 3, 2010 is presented below:

		Weighted
	Restricted	Average Grant
	shares/units	Date Fair Value
Unvested as of January 2, 2010	751,108	$32.78
Granted	225,585	43.35
Vested (a)	(189,389)	34.32
Forfeited	(18,166)	35.30

Unvested as of April 3, 2010	769,138	$35.44

(a)	does not include an additional 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement-Eligible employees, for which the requisite service period has been completed on the grant date but the restrictions will not lapse until the end of the three-year vesting period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In March 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan included 75,750 performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables, of the types that had been granted in previous periods. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards granted in March 2010. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of Fiscal 2010 to the end of Fiscal 2012 (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.
The Company records stock-based compensation expense related to the Performance Awards ratably over the requisite service period based on the greater of the estimated expense calculated under the performance condition or the grant date fair value calculated under the market condition. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Under the performance condition, the estimated expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($2,432) is based upon a Monte Carlo simulation model, which encompasses TSR’s during the Measurement Period, including both the period from the beginning of Fiscal 2010 to March 3, 2010 (the grant date), for which actual TSR’s are calculated, and the period from the grant date to the end of Fiscal 2012, a total of 2.83 years (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
In calculating the fair value of the award under the market condition, the Monte Carlo simulation model utilizes multiple input variables over the Measurement Period in order to determine the probability of satisfying the market condition stipulated in the award. The Monte Carlo simulation model computed simulated TSR’s for the Company and Peer Companies during the Remaining Period with the following inputs: (i) stock price on the grant date (ii) expected volatility; (iii) risk-free interest rate; (iv) dividend yield and (v) correlations of historical common stock returns between the Company and the Peer Companies and among the Peer Companies. Expected volatilities utilized in the Monte Carlo model are based on historical volatility of the Company’s and the Peer Companies’ stock prices over a period equal in length to that of the Remaining Period. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant with a term equal to the Measurement Period assumption at the time of grant.
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Period included the following assumptions:

Three Months
Ended
April 3, 2010
Weighted average risk free rate of return	1.25%
Dividend yield	—
Expected volatility — Company	65.0%
Expected volatility — Peer Companies	39.8% – 114.1%
Remaining measurement period	2.83 years
The Company recorded compensation expense for the Performance Awards during the Three Months Ended April 3, 2010 based on the performance condition.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Performance share activity for the Three Months Ended April 3, 2010 was as follows:

Weighted
Average
	Performance	Grant Date
	Shares	Fair Value
Unvested as of January 2, 2010	—	$—
Granted	75,750	43.28
Vested (a)	—	—
Forfeited	—	—

Unvested as of April 3, 2010	75,750	$43.28

(a)	does not include 34,300 Performance Awards granted to Retirement Eligible employees, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.
Note 16—Supplemental Cash Flow Information

	Three Months Ended
	April 3, 2010	April 4, 2009

Cash paid (received) during the period for:
Interest expense	$3,689	$2,208
Interest income	(171)	(167)
Income taxes, net of refunds received	8,780	5,273
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,903	2,399
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 597,819 shares and 497,778 shares for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$48,312	$38,592
Less: allocation to participating securities	(628)	(419)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$47,684	$38,173

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(337)	$(1,021)
Less: allocation to participating securities	4	11

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(333)	$(1,010)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$47,975	$37,571
Less: allocation to participating securities	(623)	(408)

Net income attributable to Warnaco Group, Inc. common shareholders	$47,352	$37,163

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	45,418,865	45,304,591

Income per common share from continuing operations	$1.05	$0.84
(Loss) per common share from discontinued operations	(0.01)	(0.02)

Net income per common share	$1.04	$0.82

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	45,418,865	45,304,591
Effect of dilutive securities:
Stock options and restricted stock units	998,188	346,579

Weighted average number of shares and share equivalents used in computing income per common share	46,417,053	45,651,170

Income per common share from continuing operations	$1.03	$0.84
(Loss) per common share from discontinued operations	(0.01)	(0.03)

Net income per common share	$1.02	$0.81

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	395,500	1,409,096

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 18—Legal Matters
SEC Inquiry: As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the Company announced, on August 8, 2006, that it would restate its previously reported financial statements for the fourth quarter of 2005, fiscal 2005 and the first quarter of 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the first quarter of 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.
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
Tyr Litigation: On May 12, 2008, Tyr Sport, Inc. (“Tyr”) filed an action against the Company and certain third party co-defendants alleging false advertising, unfair competition, violation of federal and state antitrust laws and interference with contract. Certain of Tyr’s claims for false advertising and unfair competition were initially dismissed by the Court pursuant to a Motion to Dismiss, filed by the Company and other co-defendants. On December 30, 2009, the Company and other co-defendants filed a comprehensive motion for summary judgment on remaining claims in the case. On March 3, 2010, the Court granted, in part, the Company’s motion for summary judgment and dismissed all of the false advertising allegations, the interference with contract claims and certain of the antitrust claims. On March 22, 2010, the Company and its co-defendants filed a further motion for summary judgment, seeking dismissal of the remaining antitrust claims. Tyr also filed a motion, asking the Court to reconsider its dismissal of the false advertising claims. On April 26, 2010, the Court granted the Company’s motion for summary judgment and dismissed all of the remaining claims in the case and denied Tyr’s motion for reconsideration. On May 3, 2010, the Court entered its Order dismissing all claims asserted against the Company.
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 19—Supplemental Consolidating Condensed Financial Information
The following tables set forth supplemental consolidating condensed financial information as of April 3, 2010, January 2, 2010 and April 4, 2009 and for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”); (iv) the subsidiaries other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries.

	April 3, 2010
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$12,012	$2	$145,440	$—	$157,454
Accounts receivable, net	—	54,269	111,061	214,641	—	379,971
Inventories	—	61,793	60,932	144,480	—	267,205
Prepaid expenses and other current assets	—	49,973	13,437	84,719	—	148,129
Assets of discontinued operations	—	—	126	1,887	—	2,013

Total current assets	—	178,047	185,558	591,167	—	954,772

Property, plant and equipment, net	—	42,729	5,063	74,537	—	122,329
Investment in subsidiaries	1,208,985	551,617	—	—	(1,760,602)	—
Other assets	—	50,898	89,519	391,626	—	532,043

Total assets	$1,208,985	$823,291	$280,140	$1,057,330	$(1,760,602)	$1,609,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$3	$7,741	$553	$—	$8,297
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	198,183	44,703	257,623	—	500,509

Total current liabilities	—	198,186	52,444	258,176	—	508,806

Intercompany accounts	309,983	72,048	(482,114)	100,083	—	—
Long-term debt	—	—	—	—	—	—
Other long-term liabilities	—	88,218	2,266	110,852	—	201,336
Stockholders’ equity	899,002	464,839	707,544	588,219	(1,760,602)	899,002

Total liabilities and stockholders’ equity	$1,208,985	$823,291	$280,140	$1,057,330	$(1,760,602)	$1,609,144

	January 2, 2010
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$123,243	$(2)	$197,513	$—	$320,754
Accounts receivable, net	—	24,283	69,377	197,077	—	290,737
Inventories	—	54,097	60,646	138,619	—	253,362
Prepaid expenses and other current assets	—	49,857	15,881	70,094	—	135,832
Assets of discontinued operations	—	—	126	2,046	—	2,172

Total current assets	—	251,480	146,028	605,349	—	1,002,857

Property, plant and equipment, net	—	44,783	5,093	70,615	—	120,491
Investment in subsidiaries	1,165,775	551,617	—	—	(1,717,392)	—
Other assets	—	47,709	92,269	396,468	—	536,446

Total assets	$1,165,775	$895,589	$243,390	$1,072,432	$(1,717,392)	$1,659,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$4	$7,490	$524	$—	$8,018
Accounts payable, accrued liabilities, short-term debt and accrued taxes	—	145,968	35,116	253,586	—	434,670

Total current liabilities	—	145,972	42,606	254,110	—	442,688

Intercompany accounts	249,665	98,512	(492,069)	143,892	—	—
Long-term debt	—	112,835	—	—	—	112,835
Other long-term liabilities	—	75,593	2,309	110,259	—	188,161
Stockholders’ equity	916,110	462,677	690,544	564,171	(1,717,392)	916,110

Total liabilities and stockholders’ equity	$1,165,775	$895,589	$243,390	$1,072,432	$(1,717,392)	$1,659,794

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	April 4, 2009
	The Warnaco	Warnaco	Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$13,859	$(3)	$108,195	$—	$122,051
Accounts receivable, net	—	49,989	118,604	193,925	—	362,518
Inventories	—	68,760	73,892	173,560	—	316,212
Prepaid expenses and other current assets	—	59,251	19,741	76,183	—	155,175
Assets of discontinued operations	—	(4)	1,908	189	—	2,093

Total current assets	—	191,855	214,142	552,052	—	958,049

Property, plant and equipment, net	—	49,128	6,248	51,685	—	107,061
Investment in subsidiaries	1,083,799	551,617	—	—	(1,635,416)	—
Other assets	—	73,403	46,576	353,339	—	473,318

Total assets	$1,083,799	$866,003	$266,966	$957,076	$(1,635,416)	$1,538,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$12	$7,407	$3,095	$—	$10,514
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$120,584	$37,364	$264,885	$—	$422,833

Total current liabilities	—	120,596	44,771	267,980	—	433,347

Intercompany accounts	265,235	65,879	(446,761)	115,647	—	—
Long-term debt	—	164,013	—	—	—	164,013
Other long-term liabilities	—	41,342	2,784	78,378	—	122,504
Stockholders’ equity	818,564	474,173	666,172	495,071	(1,635,416)	818,564

Total liabilities and stockholders’ equity	$1,083,799	$866,003	$266,966	$957,076	$(1,635,416)	$1,538,428

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 3, 2010
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$128,169	$142,581	$317,414	$—	$588,164
Cost of goods sold	—	81,976	92,512	146,558	—	321,046

Gross profit	—	46,193	50,069	170,856	—	267,118
SG&A expenses (including amortization of intangible assets)	—	43,005	26,234	118,402	—	187,641
Pension expense (income)	—	(60)	—	39	—	(21)

Operating income (loss)	—	3,248	23,835	52,415	—	79,498
Equity in income of subsidiaries	(47,975)	—	—	—	47,975	—
Intercompany	—	(2,279)	(2,481)	4,760	—	—
Other (income) loss	—	(1,173)	—	2,993	—	1,820
Interest (income) expense, net	—	3,410	(15)	577	—	3,972

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	47,975	3,290	26,331	44,085	(47,975)	73,706
Provision (benefit) for income taxes	—	1,133	9,072	15,189	—	25,394

Income (loss) from continuing operations before noncontrolling interest	47,975	2,157	17,259	28,896	(47,975)	48,312
Income (loss) from discontinued operations, net of income taxes	—	—	(259)	(78)	—	(337)

Net Income (loss)	47,975	2,157	17,000	28,818	(47,975)	47,975
Less: Net Income (loss) attributable to the noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Warnaco Group, Inc.	$47,975	$2,157	$17,000	$28,818	$(47,975)	$47,975

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$47,975	$2,157	$17,259	$28,896	$(47,975)	$48,312
Discontinued operations, net of tax	—	—	(259)	(78)	—	(337)

Net Income	$47,975	$2,157	$17,000	$28,818	$(47,975)	$47,975

	Three Months Ended April 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net revenues	$—	$117,733	$152,012	$268,098	$—	$537,843
Cost of goods sold	—	78,111	100,591	133,856	—	312,558

Gross profit	—	39,622	51,421	134,242	—	225,285
SG&A expenses (including amortization of intangible assets)	—	35,392	26,671	98,411	—	160,474
Pension expense (income)	—	537	—	—	—	537

Operating income (loss)	—	3,693	24,750	35,831	—	64,274
Equity in income of subsidiaries	(37,571)	—	—	—	37,571	—
Intercompany	—	(5,030)	(566)	5,596	—	—
Other (income) loss	—	1,724	—	(2,128)	—	(404)
Interest (income) expense, net	—	4,315	—	1,346	—	5,661

Income (loss) from continuing operations before provision for income taxes and noncontrolling interest	37,571	2,684	25,316	31,017	(37,571)	59,017
Provision (benefit) for income taxes	—	917	8,657	10,593	—	20,167

Income (loss) from continuing operations before noncontrolling interest	37,571	1,767	16,659	20,424	(37,571)	38,850
Income (loss) from discontinued operations, net of income taxes	—	—	(797)	(224)	—	(1,021)

Net income (loss)	37,571	1,767	15,862	20,200	(37,571)	37,829
Less: Net income attributable to the noncontrolling interest	—	—	—	(258)	—	(258)

Net income (loss) attributable to Warnaco Group, Inc.	$37,571	$1,767	$15,862	$19,942	$(37,571)	$37,571

Amounts attributable to Warnaco Group Inc. common shareholders:
Income from continuing operations, net of tax	$37,571	$1,767	$16,659	$20,166	$(37,571)	$38,592
Discontinued operations, net of tax	—	—	(797)	(224)	—	(1,021)

Net Income	$37,571	$1,767	$15,862	$19,942	$(37,571)	$37,571

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended April 3, 2010
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$69,845	$(58,791)	$426	$(41,747)	$—	$(30,267)
Net cash provided by (used in) operating activities from discontinued operations	—	(1)	(8)	155	—	146

Net cash provided by (used in) operating activities	69,845	(58,792)	418	(41,592)	—	(30,121)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	29	—	29
Purchase of property, plant and equipment	—	(771)	(414)	(8,411)	—	(9,596)

Net cash used in investing activities from continuing operations	—	(771)	(414)	(8,382)	—	(9,567)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(771)	(414)	(8,382)	—	(9,567)

Cash flows from financing activities:
Change in short-term notes payable	—	—	—	4,180	—	4,180
Change in revolving credit facility	—	(189)	—	—	—	(189)
Repurchase of Senior Notes due 2013	—	(51,479)	—	—	—	(51,479)
Proceeds from the exercise of employee stock options	2,373	—	—	—	—	2,373
Purchase of treasury stock	(72,218)	—	—	—	—	(72,218)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	—	—	—	(3,442)	—	(3,442)

Net cash provided by (used in) financing activities	(69,845)	(51,668)	—	738	—	(120,775)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2,837)	—	(2,837)
Decrease in cash and cash equivalents	—	(111,231)	4	(52,073)	—	(163,300)
Cash and cash equivalents at beginning of period	—	123,243	(2)	197,513	—	320,754

Cash and cash equivalents at end of period	$—	$12,012	$2	$145,440	$—	$157,454

	Three Months Ended April 4, 2009
	The Warnaco		Guarantor	Non-Guarantor	Elimination
	Group, Inc.	Warnaco Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$1,196	$(67,447)	$(1,699)	$5,552	$—	$(62,398)
Net cash provided by (used in) operating activities from discontinued operations	—	15	2,411	(1,209)	—	1,217

Net cash provided by (used in) operating activities	1,196	(67,432)	712	4,343	—	(61,181)

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	—	—	10	—	10
Purchase of property, plant and equipment	—	(1,181)	(713)	(5,467)	—	(7,361)

Net cash used in investing activities from continuing operations	—	(1,181)	(713)	(5,457)	—	(7,351)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	—	—	—

Net cash used in investing activities	—	(1,181)	(713)	(5,457)	—	(7,351)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	52,203	—	633	—	52,836
Decrease in short-term notes payable	—	—	—	(6,502)	—	(6,502)
Proceeds from the exercise of employee stock options	96	—	—	—	—	96
Purchase of treasury stock	(1,292)	—	—	—	—	(1,292)
Other	—	(502)	—	—	—	(502)

Net cash provided by (used in) financing activities	(1,196)	51,701	—	(5,869)	—	44,636

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,680)	—	(1,680)
Decrease in cash and cash equivalents	—	(16,912)	(1)	(8,663)	—	(25,576)
Cash and cash equivalents at beginning of period	—	30,771	(2)	116,858	—	147,627

Cash and cash equivalents at end of period	$—	$13,859	$(3)	$108,195	$—	$122,051

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 20—Commitments
Except as set forth below, the contractual obligations and commitments in existence as of April 3, 2010 did not differ materially from those disclosed as of January 2, 2010 in the Company’s Annual Report on Form 10-K for Fiscal 2009.

	Payments Due by Year
	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases entered into during the Three Months Ended April 3, 2010	$3,527	$2,805	$2,250	$1,828	$824	$1,695	$12,929
Other contractual obligations pursuant to agreements entered into during the Three Months Ended April 3, 2010	2,952	935	726	259	281	219	$5,372

Total	$6,479	$3,740	$2,976	$2,087	$1,105	$1,914	$18,301

Contractual obligations as of January 2, 2010 (as reported in the Company’s Form 10-K for Fiscal 2009) included approximately $37,000 related to a 15 year lease contract for a new distribution center in the Netherlands that was entered into by the Company’s Netherlands subsidiary. In the event of default by the Netherlands subsidiary in making rental payments under the lease, the Warnaco Group Inc. has issued a guarantee to the lessor for those payments.
As of April 3, 2010, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3 — Qualitative and Quantitative Disclosures About Market Risk —Foreign Exchange Risk).
As of April 3, 2010, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $1,000 and $5,000 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Consolidated Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“Fiscal 2009”).
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the periods January 3, 2010 to January 1, 2011 (“Fiscal 2010”) and January 4, 2009 to January 2, 2010 (“Fiscal 2009”) each contain 52 weeks of operations. Additionally, the period from January 3, 2010 to April 3, 2010 (the “Three Months Ended April 3, 2010”) and the period from January 4, 2009 to April 4, 2009 (the “Three Months Ended April 4, 2009”) each contain thirteen weeks of operations.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of April 3, 2010, the Company operated: (i) 1,151 Calvin Klein retail stores worldwide (consisting of 242 free-standing stores (including 135 full price and 107 outlet stores), 907 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store and (ii) one Speedo® on-line store. As of April 3, 2010, there were also 621 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
Highlights for the Three Months Ended April 3, 2010 included:
•	Net revenue increased $50.3 million, or 9.4%, to $588.1 million for the Three Months Ended April 3, 2010, reflecting increases of $37.3 million in the Sportswear Group and $21.1 million in the Intimate Apparel Group, partially offset by a decrease of $8.1 million in the Swimwear Group. Net revenue includes an increase of $27.7 million due to the favorable effect of fluctuations in foreign currency exchange rates (see below).

•	Operating income increased $15.2 million, or 23.7%, to $79.5 million for the Three Months Ended April 3, 2010 from $64.3 million for the Three Months Ended April 4, 2009. Operating income includes an increase of $7.2 million due to the favorable effect of fluctuations in foreign currency exchange rates (see below). Operating income includes restructuring charges of $1.0 million for the Three Months Ended April 3, 2010 and $8.6 million for the Three Months Ended April 4, 2009.

•	Both net revenues and operating income for the Three Months Ended April 3, 2010 were favorably affected by fluctuations in foreign currencies. On average, for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009, the U.S. dollar weakened relative to the functional currencies of countries where the Company conducts a majority of its operations overseas (primarily the Euro, Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso), as follows: the U.S. dollar weakened relative to the Euro by 6%, the Korean Won by 22%, the Canadian Dollar by 18%, the Brazilian Real by 28% and the Mexican Peso by 12%. (see Item 3. Quantitative and Qualitative Disclosure About Market Risk – Foreign Exchange Risk, below).

•	Income from continuing operations for the Three Months Ended April 3, 2010 was $1.03 per diluted share, a 23% increase compared to the $0.84 per diluted share for the Three Months Ended April 4, 2009. Included in income from continuing operations for the Three Months Ended April 3, 2010 are restructuring charges of $0.5 million (net of income tax benefits of $0.5 million), or $0.01 per diluted share. Income from continuing operations for the Three Months Ended April 4, 2009 included restructuring charges of $5.7 million (net of income tax benefit of $2.9 million), or $0.12 per diluted share.

•	The Company repurchased 1,490,131 shares of common stock for a total of $69.0 million (based on an average of $46.31 per share) under the 2007 Share Repurchase Program, which had been authorized in May 2007 by the Company’s Board of Directors.

•	At April 3, 2010, the Company had cash and cash equivalents of $157.4 million. Inventories at April 3, 2010 were down $49.0 million, or 15.5%, from the balance at April 3, 2009, reflecting the continuance of the Company’s initiative to reduce inventories, which was begun in 2009 in light of the downturn in the global economy at that time.

•	The Company’s total debt at April 3, 2010 was $162.0 million after redemption from bondholders, on January 5, 2010, of $50.0 million aggregate principal amount of its outstanding Senior Notes for a total consideration of $51.5 million.
In addition
•	On April 29, 2010, the Company entered into agreements for the purchase of a distributor’s business in Southern Asia for total consideration of approximately $3.0 million.
•	On May 7, 2010, the Company notified bondholders that it would redeem from them the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million. The Company expects to fund the redemption of the Senior Notes on June 15, 2010 with available cash on hand in the U.S and borrowings under its New Credit Agreement (defined below). On May 7, 2010 the Company had approximately $24.0 million of cash on hand in the U.S.

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

	Three Months Ended	Three Months Ended
	April 3, 2010	April 4, 2009
	(Dollars in thousands, except per share amounts)

Operating income, as reported	$79,498	$64,274
Restructuring charges and pension (a)	938	9,108
Other (b)	—	(260)

Operating income, as adjusted	$80,436	$73,122

Income from continuing operations, as reported	$48,312	$38,592
Restructuring charges and pension (c)	481	6,492
Other (d)	1,015	(156)
Taxation (e)	1,337	(328)

Income from continuing operations, as adjusted	$51,145	$44,600

Diluted earnings per share from continuing operations, as reported	$1.03	$0.84
Restructuring charges and pension	0.01	0.14
Other	0.02	—
Taxation	0.03	(0.01)

Diluted earnings per share from continuing operations, as adjusted	$1.09	$0.97

(a)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis without the effects of restructuring charges of $959 and $8,571 for the Three Months Ended April 3, 2010 and April 4, 2009, respectively, and pension income of $21 for the Three Months Ended April 3, 2010 and pension expense of $537 for the Three Months Ended April 4, 2009, respectively.

(b)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis with an additional charge for amortization expense related to the correction of amounts recorded in prior periods.

(c)	Adjustment to reflect the items in (a), above, net of income tax effects of $457 and $2,616 for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009, respectively.

(d)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis without the effects of charges of $1,692, net of income tax effects of $677, related to the repurchase of a portion of its Senior Notes during the Three Months Ended April 3, 2010 and to reflect the items in (b), above, for the Three Months Ended April 4, 2009, net of income tax effects of ($104).

(e)	Adjustment to reflect the Company’s income from continuing operations at tax rates of 33.0% and 33.9%, which reflect the Company’s normalized tax rates for the Fiscal 2010 and Fiscal 2009, respectively, excluding the effect of restructuring charges, pension income (expense), charges related to the repurchase of Senior Notes during the Three Months Ended April 3, 2010 and amortization expense during the Three Months Ended April 4, 2009, and certain other tax-related items.
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
Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2009 for a discussion of the Company’s critical accounting policies.

Stock-Based Compensation
During Fiscal 2009, the Company had accumulated sufficient historical data (more than six years’ worth) regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Expected option life is an assumption that is used in the Black-Scholes-Merton option pricing model, which the Company uses to obtain a fair value of stock options granted. Accordingly, for stock options granted during the Three Months Ended April 3, 2010, the Company used its revised method of calculating expected option life based on historical data (which yielded an expected life of 4.2 years). For stock options granted during the Three Months ended April 4, 2009, the Company used the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (which yielded an expected term of 6 years). For the stock options granted during the Three Months Ended April 3, 2010, the Company estimates that the change from the simplified to the current method for calculating the expected option life will result in lower stock-based compensation expense of approximately $0.4 million over the three year vesting period. Historical data will be used for stock options granted in all future periods.
In March 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan included 75,750 performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards of the types that had been granted in previous periods. See Note 15 of Notes to Consolidated Condensed Financial Statements. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards granted in March 2010. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of Fiscal 2010 to the end of Fiscal 2012 (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.
The Company records stock-based compensation expense related to the Performance Awards ratably over the requisite service period based on the greater of the estimated expense calculated under the performance condition or the grant date fair value calculated under the market condition. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Under the performance condition, the estimated expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($2.4 million for the March 2010 Performance Awards) is based upon a Monte Carlo simulation model, which encompasses TSR’s during the Measurement Period, including both the period from the beginning of Fiscal 2010 to March 3, 2010 (the grant date), for which actual TSR’s are calculated, and the period from the grant date to the end of Fiscal 2012, a total of 2.83 years (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
In calculating the fair value of the award under the market condition, the Monte Carlo simulation model utilizes multiple input variables over the Measurement Period in order to determine the probability of satisfying the market condition stipulated in the award. The Monte Carlo simulation model computed simulated TSR’s for the Company and Peer Companies during the Remaining Period with the following inputs: (i) stock price on the grant date (ii) expected volatility; (iii) risk-free interest rate; (iv) dividend yield and (v) correlations of historical common stock returns between the Company and the Peer Companies and among the Peer Companies. Expected volatilities utilized in the Monte Carlo model are based on historical volatility of the Company’s and the Peer Companies’ stock prices over a period equal in length to that of the Remaining Period. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant with a term equal to the Measurement Period assumption at the time of grant.
For all employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the award’s vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. As a result of the changes described above, stock-based compensation expense recorded during the Three Months Ended April 3, 2010 included approximately $4.5 million that, absent the Retirement Eligibility feature describe above, would have been recognized in future periods.

Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Three Months Ended April 3, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.
Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended April 3, 2010 and for the Three Months Ended April 4, 2009.

	Three Months		Three Months
	Ended April 3,	% of Net	Ended April 4,	% of Net
	2010	Revenues	2009	Revenues
	(in thousands of dollars)
Net revenues	$588,164	100.0%	$537,843	100.0%
Cost of goods sold	321,046	54.6%	312,558	58.1%

Gross profit	267,118	45.4%	225,285	41.9%
Selling, general and administrative expenses	184,973	31.4%	158,347	29.4%
Amortization of intangible assets	2,668	0.5%	2,127	0.4%
Pension expense (income)	(21)	0.0%	537	0.1%

Operating income	79,498	13.5%	64,274	12.0%
Other income (loss)	1,820		(404)
Interest expense	4,978		6,069
Interest income	(1,006)		(408)

Income from continuing operations before provision for income taxes and noncontrolling interest	73,706		59,017
Provision for income taxes	25,394		20,167

Income from continuing operations before noncontrolling interest	48,312		38,850
(Loss) from discontinued operations, net of taxes	(337)		(1,021)

Net income	47,975		37,829
Less: Net Income attributable to the noncontrolling interest	—		(258)

Net income attributable to Warnaco Group, Inc.	$47,975		$37,571

Net Revenues
Net revenues by group were as follows:

	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase	%
	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Sportswear Group	$306,346	$269,057	$37,289	13.9%
Intimate Apparel Group	193,942	172,823	21,119	12.2%
Swimwear Group	87,876	95,963	(8,087)	-8.4%

Net revenues (a)	$588,164	$537,843	$50,321	9.4%

(a)	includes net revenues of Calvin Klein merchandise of $420,846 and $380,834 for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009, respectively, an increase of 10.5%.

The changes in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for the Three Months Ended April 3, 2010 relative to the Three Months Ended April 4, 2009 reflect:
•	an increase in domestic net revenues of $1.0 million and an increase in international net revenues of $49.3 million; the increase in international net revenues includes an $27.7 million increase due to the favorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Euro, Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso).
Total Company net revenues from comparable store sales increased 5.8% for the Three Months Ended April 3, 2010.
The following tables summarize the Company’s net revenues by channel of distribution and region for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009:

	Three Months	Three Months
	Ended April 3,	Ended April 4,
	2010	2009
United States — wholesale
Department stores and independent retailers	12%	10%
Specialty stores	8%	9%
Chain stores	8%	7%
Mass merchandisers	1%	1%
Membership clubs	8%	13%
Off price and other	9%	9%

Total United States — wholesale	46%	49%
International — wholesale	33%	33%
Retail	21%	18%

Net revenues — consolidated	100%	100%

By Region:

	Net Revenues
	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase /	%
	2010	2009	(Decrease)	Change
	in thousands of dollars

United States	$270,750	$269,744	$1,006	0.4%
Europe	157,302	142,715	14,587	10.2%
Asia	97,073	82,179	14,894	18.1%
Canada	25,496	20,697	4,799	23.2%
Mexico, Central and South America	37,543	22,508	15,035	66.8%

	$588,164	$537,843	$50,321	9.4%

By Channel:

	Net Revenues
	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase /	%
	2010	2009	(Decrease)	Change
	in thousands of dollars

Wholesale	$464,112	$443,666	$20,446	4.6%
Retail	124,052	94,177	29,875	31.7%

Total	$588,164	$537,843	$50,321	9.4%

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase	%
	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$191,201	$182,289	$8,912	4.9%
Chaps	46,224	37,080	9,144	24.7%

Sportswear wholesale	237,425	219,369	18,056	8.2%
Sportswear retail	68,921	49,688	19,233	38.7%

Sportswear Group (a) (b)	$306,346	$269,057	$37,289	13.9%

(a)	Includes net revenues of $36.5 million and $26.7 million for the Three Months Ended April 3, 2010 and April 4, 2009, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	In order to conform to the Company’s current presentation, approximately $10.5 million of Calvin Klein underwear net revenues for the Three Months Ended April 4, 2009, which had previously been included in the Sportswear Group, were reclassified to the Intimate Apparel Group.
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Sportswear Group net revenues increased $37.3 million to $306.3 million for the Three Months Ended April 3, 2010 from $269.0 million for the Three Months Ended April 4, 2009, reflecting an increase of $18.1 million in Sportswear wholesale and an increase of $19.2 million in Sportswear retail. Sportswear Group net revenues include a $16.9 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Sportswear Group net revenues from international operations increased $27.1 million and from domestic operations increased $10.2 million. Sportswear Group net revenues from comparable store sales increased 6.6% for the Three Months Ended April 3, 2010.
The increase in Sportswear wholesale net revenues (in local currency) primarily reflects:
Calvin Klein Jeans:
Increases in sales:
•	of accessories in Europe;

•	to department stores, specialty stores and the off-price channel in the U.S.

•	to department and specialty stores and membership clubs in Mexico, Central and South America; and

•	in Asia, primarily due to the sale of off-season merchandise and promotional events and discounts and an increase in the number of distributors;

partially offset by decreases in sales:

•	to membership clubs in the U.S., primarily related to timing of shipments (shipments occurred in the fourth quarter of Fiscal 2009 where comparable shipments occurred in the first quarter of Fiscal 2009);

•	to independent retailers and specialty stores in Europe and Canada; and

•	in Europe to the off-price channel.
Chaps:
Increases in sales:
•	in the U.S. in the department store channel primarily due to a new customer in 2010;

•	in the chain store channel in the U.S. primarily due to timing of shipments (certain shipments occurred in the first quarter of 2010 while comparable shipments occurred in the fourth quarter of 2008);

•	in the U.S. to the off-price channel; and

•	to department stores, membership clubs and independent retailers in Canada.

The increase in Sportswear retail net revenue (in local currency) primarily reflects:
Increases in sales:
•	in Europe, primarily related to increases in comparable store sales and the effect of the opening of new outlet, full price and concession stores between April 5, 2009 and April 3, 2010;

•	in Central and South America, due to an increase in comparable store sales and the addition of new stores; and

•	in Asia, in comparable store sales and new store openings.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase	%
	2010	2009	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$95,692	$96,729	$(1,037)	-1.1%
Core Intimates	45,535	33,974	11,561	34.0%

Intimate Apparel wholesale	141,227	130,703	10,524	8.1%
Calvin Klein Underwear retail	52,715	42,120	10,595	25.2%

Intimate Apparel Group (a)	$193,942	$172,823	$21,119	12.2%

(a)	Includes approximately $10.5 million for the Three Months Ended April 4, 2009 related to certain sales of Calvin Klein underwear, previously included in the Sportswear Group, in order to conform to the current period presentation.
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Intimate Apparel Group net revenues increased $21.1 million to $193.9 million for the Three Months Ended April 3, 2010 from $172.8 million for the Three Months Ended April 4, 2009, reflecting an increase of $10.5 million in Intimate Apparel wholesale and an increase of $10.6 million in Calvin Klein Underwear retail. Intimate Apparel Group net revenues include a $9.2 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Intimate Apparel Group net revenues from international operations increased $19.2 million and from domestic operations increased $1.9 million. Intimate Apparel Group net revenues from comparable store sales increased 4.8% for the Three Months Ended April 3, 2010.
The increase in Intimate Apparel wholesale net revenue (in local currency) primarily reflects:
Calvin Klein Underwear:
Decreases in sales:

•	in membership clubs in the U.S. primarily due to timing of certain shipments which are expected to take place in the second, third and fourth quarters of 2010, while comparable shipments occurred during the first quarter of 2009; and

•	to the off-price channel in Europe primarily due to lower levels of excess inventory;

partially offset by increases in sales:

•	in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line;

•	in the off-price channel in the U.S. due to additional off-price offerings, partially offset by timing of shipments to the second quarter of 2010;

•	in Canada and Mexico, Central and South America to membership clubs and specialty stores; and

•	in Asia primarily related to the expansion of the Company’s distribution networks and the sale of off-season merchandise and promotional events and discounts.

Core Intimates:
Increases in sales:

•	in the U.S. and Canada in the department store channel;

•	in the U.S. in the chain store channel;

•	in the U.S. of Warner’s products, primarily related to higher replenishment of successful styles and higher sales volume in 2010 than in 2009, associated with new product launches, in the department store and chain store channels and the launch of the Simply Perfect product line into the mass market channel; and

•	in the U.S. of the Olga line, primarily related to higher replenishment of new styles and additional customers in the chain store and department store channels;

partially offset by a decline in sales:

•	in the off-price channel in the U.S. due to lower levels of excess inventory; and

•	to mass merchandisers in Canada.
The increase in Calvin Klein Underwear retail net revenue (in local currency) primarily reflects:
•	the opening of new retail stores in Canada, Asia, Europe, and Central and South America and an increase in comparable store sales in Europe, Asia and Central and South America.
Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase	%
	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Speedo	$73,490	$83,773	$(10,283)	-12.3%
Calvin Klein	11,970	9,821	2,149	21.9%

Swimwear wholesale	85,460	93,594	(8,134)	-8.7%
Swimwear retail (a)	2,416	2,369	47	2.0%

Swimwear Group	$87,876	$95,963	$(8,087)	-8.4%

(a)	Includes $0.3 million and $0.2 million for the Three Months Ended April 3, 2010 and April 4, 2009, respectively, related to Calvin Klein retail swimwear.
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Swimwear Group net revenues decreased $8.1 million to $87.9 million for the Three Months Ended April 3, 2010 from $96.0 million for the Three Months Ended April 4, 2009, reflecting a decrease of $8.1 million in Swimwear wholesale. Swimwear retail net revenues were unchanged. Swimwear Group net revenues include a $1.6 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Swimwear Group net revenues from international operations increased $3.1 million and from domestic operations declined $11.2 million. Swimwear Group net revenues from comparable store sales increased 9.1% for the Three Months Ended April 3, 2010.

The decrease in Swimwear wholesale net revenues (in local currency) reflects:
Speedo:
Decreases in sales:
•	in the U.S., primarily in membership clubs, and also in specialty and sporting goods stores and discounters;

partially offset by increases in sales:

•	to department stores in the U.S.; and

•	in Canada to chain stores and specialty stores.
Calvin Klein:
•	an increase in sales in the U.S. due to increased volume in department stores and an increase in Europe due primarily to improved delivery during the first quarter of 2010 relative to that during the first quarter of 2009.
Swimwear retail net revenue (in local currency) reflects:
•	volume decreases and price decreases (due to promotional sales) at the online Speedo store in the U.S.;

partially offset by:

•	an increase in sales volume of Calvin Klein swimwear at outlet stores in Europe.
Gross Profit
Gross profit was as follows:

	Three Months		Three Months
	Ended April 3,	% of Brand	Ended April 4,	% of Brand
	2010	Net Revenues	2009	Net Revenues
Sportswear Group (a)	$138,147	45.1%	$112,455	41.8%
Intimate Apparel Group (a)	97,472	50.3%	80,514	46.6%
Swimwear Group	31,499	35.8%	32,316	33.7%

Total gross profit (b)	$267,118	45.4%	$225,285	41.9%

(a)	Reflects the reclassification of approximately $6.7 million of gross profit related to certain sales of Calvin Klein underwear, previously reported in the Sportswear Group, to the Intimate Apparel Group for the Three Months Ended April 4, 2009 in order to conform to the current presentation.

(b)	Includes $0.1 million of restructuring expenses related to the Swimwear Group for the Three Months Ended April 3, 2010 and $0.1 million, $0.8 million and $0.6 million related to the Sportswear Group, the Intimate Apparel Group and the Swimwear Group, respectively, for the Three Months Ended April 4, 2009.
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Gross profit was $267.1 million, or 45.4% of net revenues, for the Three Months Ended April 3, 2010 compared to $225.3 million, or 41.9% of net revenues, for the Three Months Ended April 4, 2009. The $41.8 million increase in gross profit was due to increases in the Sportswear Group ($25.7 million) and the Intimate Apparel Group ($16.9 million), partially offset by a decrease in the Swimwear Group ($0.8 million). The 350 basis point increase in gross margin is primarily reflective of a favorable sales mix as the Company experienced an increase in full-price (and other more profitable channels) net revenues as a proportion of total net revenues, and the favorable effects of fluctuations in foreign currency exchange rates. Gross profit for the Three Months Ended April 3, 2010 includes an increase of $16.5 million due to foreign currency fluctuations.
Sportswear Group gross profit increased $25.7 million, and gross margin increased 330 basis points, for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009, reflecting a $20.7 million increase in the international business (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, an increase in net sales in all geographies and a favorable sales mix in Europe, particularly Calvin Klein accessories, and Asia), and a $5.0 million increase in the domestic business (primarily reflecting an increase in net revenues and a favorable sales mix).

Intimate Apparel Group gross profit increased $16.9 million and gross margin increased 370 basis points for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009 reflecting a $14.4 million increase in the international business (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, increased net revenues and a favorable sales mix), and a $2.5 million increase in the domestic business. The increase in the domestic business primarily reflects increased net revenues (increases in Core Intimates, partially offset by declines in Calvin Klein underwear) and a favorable product and channel mix.
Swimwear Group gross profit decreased $0.8 million and gross margin increased 210 basis points for the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009. The decrease in gross profit and increase in gross margin primarily reflect a decrease in sales volume and a better sales mix.
Selling, General and Administrative Expenses
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Selling, general & administrative (“SG&A”) expenses increased $26.7 million to $185.0 million (31.4% of net revenues) for the Three Months Ended April 3, 2010 compared to $158.3 million (29.4% of net revenues) for the Three Months Ended April 4, 2009. The increase in SG&A expenses includes (i) an increase of $18.4 million in selling expenses primarily associated with the opening of additional retail stores in Europe, Asia, Canada and Brazil, partially offset by decreases due to cost savings resulting from restructuring activities during Fiscal 2009 and (ii) an increase of $7.8 million in marketing expenses, including the launch of the Calvin Klein X product line of men’s underwear, partially offset by lower restructuring charges in the Three Months Ended April 3, 2010. Restructuring charges, included in SG&A, declined from $7.1 million in the Three Months Ended April 4, 2009 to $0.9 million in the Three Months Ended April 3, 2010. Charges for both the Three Months Ended April 3, 2010 and for the Three Months Ended April 4, 2009 related primarily to a reduction in the Company’s workforce and consolidation of the Company’s European operations (see Note 5 of Notes to Consolidated Condensed Financial Statements). In addition, the Company experienced a $5.9 million increase in stock-based compensation expense primarily as a result in the change in terms of equity awards granted to employees in March 2010. Compensation expense related to those awards granted to employees who were deemed to be Retirement Eligible on the date of grant would be recognized on the date of grant, or, in the case of employees who may become Retirement Eligible within 36 months of the date of grant, on a straight-line basis through the period from the date of grant to the date such employee may become Retirement Eligible, instead of being recognized on a straight-line basis over 36 months as such equity awards were accounted for in prior periods (see Note 2 of Notes to Consolidated Condensed Financial Statements). The U.S. dollar weakened during the Three Months Ended April 3, 2010 relative to the functional currencies where the Company conducts certain of its operations compared to the Three Months Ended April 4, 2009, resulting in a $9.3 million increase in SG&A.
Amortization of Intangible Assets
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Amortization of intangible assets was $2.7 million for the Three Months Ended April 3, 2010 compared to $2.1 million for the Three Months Ended April 4, 2009. The increase primarily relates to (i) the correction in the second and fourth quarters of Fiscal 2009 of certain intangible assets recorded at February 4, 2003, the date that Warnaco Group, Warnaco Inc. (“Warnaco”) and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended; (ii) the acquisition of favorable retail store leases in Brazil in the fourth quarter of 2009 and (iii) the favorable effect of foreign currency fluctuations on the Euro-denominated and Korean Won-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008, partially offset by the write-off of the Calvin Klein Golf license in the third quarter of Fiscal 2009.
Pension Income / Expense
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Pension income was $0.02 million in the Three Months Ended April 3, 2010 compared to pension expense of $0.5 million in the Three Months Ended April 4, 2009. The decrease in pension expense is primarily related to a higher asset base in Fiscal 2010 due to positive returns earned on the Plan’s assets during Fiscal 2010, partially offset by an increase in pension liability resulting from application of a discount rate of 6.1% in the Three Months Ended April 3, 2010 compared to 8.0% in the Three Months Ended April 4, 2009. See Note 8 of Notes to the Consolidated Condensed Financial Statements.

Operating Income
The following table presents operating income by group:

	Three Months	Three Months
	Ended April 3,	Ended April 4,
	2010	2009
	(in thousands of dollars)
Sportswear Group	$50,942	$37,469
Intimate Apparel Group	33,618	30,398
Swimwear Group	11,885	12,545
Unallocated corporate expenses	(16,947)	(16,138)

Operating income (a)	$79,498	$64,274

Operating income as a percentage of net revenue	13.5%	12.0%

(a)	Includes approximately $1.0 million and $8.6 million for the Three Months Ended April 3, 2010 and April 4, 2009, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.
The following table summarizes key measures of the Company’s operating income for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009:

	Three Months	Three Months
	Ended April 3,	Ended April 4,	Increase /	%
	2010	2009	(Decrease)	Change
	(in thousands of dollars)

By Region:
Domestic	$44,693	$42,566	$2,127	5.0%
International	51,752	37,846	13,906	36.7%
Unallocated corporate expenses	(16,947)	(16,138)	(809)	5.0%

Total (a)	$79,498	$64,274	$15,224	23.7%

By Channel:
Wholesale	$87,856	$74,943	$12,913	17.2%
Retail	8,589	5,469	3,120	57.0%
Unallocated corporate expenses	(16,947)	(16,138)	(809)	5.0%

Total (a)	$79,498	$64,274	$15,224	23.7%

(a)	includes operating income from the sale of Calvin Klein merchandise of $72,361 and $61,607 for the Three Months Ended April 3, 2010 and the Three Months Ended April 4, 2009, respectively, an increase of 17.5%.
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Operating income was $79.5 million (13.5% of net revenues) for the Three Months Ended April 3, 2010 compared to $64.3 million (12.0% of net revenues) for the Three Months Ended April 4, 2009. Operating income for the Three Months Ended April 3, 2010 includes an increase of $7.2 million related to the favorable effects of fluctuations in exchange rates of foreign currencies.

Sportswear Group
Sportswear Group operating income was as follows:

	Three Months	% of	Three Months	% of
	Ended April 3,	Brand Net	Ended April 4,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$42,618	22.3%	$31,790	17.4%
Chaps	6,549	14.2%	4,620	12.5%

Sportswear wholesale	49,167	20.7%	36,410	16.6%
Sportswear retail	1,775	2.6%	1,059	2.1%

Sportswear Group (a) (b)	$50,942	16.6%	$37,469	13.9%

(a)	Includes restructuring gains of $0.1 million for the Three Months Ended April 3, 2010, primarily related to reversal of accruals no longer needed related to the reduction in the Company’s workforce and a $3.0 million charge for the Three Months Ended April 4, 2009, primarily related to the reduction in the Company’s workforce.

(b)	Reflects the reclassification of approximately $1.0 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months Ended April 4, 2009 in order to conform to the current period presentation.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months
	Ended April 3,	Ended April 4,
	2010	2009
	(in thousands of dollars)
Calvin Klein Jeans	$3,116	$3,219
Chaps	2,057	1,806

Sportswear wholesale	5,173	5,025
Sportswear retail	22	2

Sportswear Group	$5,195	$5,027

Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Sportswear Group operating income increased $13.4 million, or 36.0%, primarily reflecting increases of $10.8 million, $0.7 million and $1.9 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income primarily reflects a $25.7 million increase in gross profit, partially offset by a $12.3 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 0.6 percentage points. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Central and South America due to store openings and the effects of foreign currency fluctuations, partially offset by a $2.9 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements).
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months	% of	Three Months	% of
	Ended April 3,	Brand Net	Ended April 4,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$19,884	20.8%	$23,913	24.7%
Core Intimates	7,128	15.7%	2,184	6.4%

Intimate Apparel wholesale	27,012	19.1%	26,097	20.0%
Calvin Klein Underwear retail	6,606	12.5%	4,301	10.2%

Intimate Apparel Group (a) (b)	$33,618	17.3%	$30,398	17.6%

(a)	Includes restructuring charges of $2.6 million for the Three Months Ended April 4, 2009, primarily related to the reduction in workforce.

(b)	Reflects the reclassification of approximately $1.0 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months Ended April 4, 2009 in order to conform to the current period presentation.

(c)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months
	Ended April 3,	Ended April 4,
	2010	2009
	(in thousands of dollars)

Calvin Klein Underwear	$2,382	$2,296
Core Intimates	1,477	1,361

Intimate Apparel wholesale	3,859	3,657
Calvin Klein Underwear retail	66	86

Intimate Apparel Group	$3,925	$3,743

Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Intimate Apparel Group operating income for the Three Months Ended April 3, 2010 increased $3.2 million, or 10.6%, over the prior year reflecting a $2.3 million increase in Calvin Klein Underwear retail and an increase of $4.9 million in Core Intimates, partially offset by a decrease of $4.0 million in Calvin Klein Underwear wholesale. The increase in Intimate Apparel operating income primarily reflects a $16.9 million increase in gross profit, partially offset by a $13.7 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 3.7 percentage points. The increase in SG&A expense reflects incremental marketing investment behind the launch of the Calvin Klein X product line of men’s underwear, an increase related to retail store openings in Europe, Asia and Canada and the effect of fluctuations in foreign currency exchange rates, partially offset by a reduction of $2.6 million in restructuring charges.
Swimwear Group
Swimwear Group operating income was as follows:

	Three Months	% of	Three Months	% of
	Ended April 3,	Brand Net	Ended April 4,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Speedo	$10,137	13.8%	$11,767	14.0%
Calvin Klein	1,540	12.9%	669	6.8%

Swimwear wholesale	11,677	13.7%	12,436	13.3%
Swimwear retail (a)	208	8.6%	109	4.6%

Swimwear Group (b)	$11,885	13.5%	$12,545	13.1%

(a)	Includes losses of $(0.1) million and $(0.1) million for the Three Months Ended April 3, 2010 and April 4, 2009 respectively, related to Calvin Klein retail swimwear.

(b)	Includes restructuring charges of $0.3 million for the Three Months Ended April 3, 2010, primarily related to a reduction in the Company’s workforce and $1.6 million for the Three Months Ended April 4, 2009, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months
	Ended April 3,	Ended April 4,
	2010	2009
	(in thousands of dollars)
Speedo	$2,355	$2,409
Calvin Klein	76	56

Swimwear wholesale	2,431	2,465
Swimwear retail	141	150

Swimwear Group	$2,572	$2,615

Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Swimwear Group operating income for the Three Months Ended April 3, 2010 decreased $0.7 million, or 5.3%, reflecting a $1.6 million decrease in Speedo wholesale, partially offset by a $0.8 million increase in Calvin Klein wholesale and an increase of $0.1 million in Swimwear retail. The decrease in Swimwear operating income primarily reflects a $0.8 million decrease in gross profit, partially offset by a $0.1 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.7 percentage points.
Other Loss (Income)
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Loss of $1.8 million for the Three Months Ended April 3, 2010 primarily reflects a loss of $1.7 million related to the extinguishment of $50 million of Senior Notes in the first quarter of 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements) and a loss of $0.1 million due to losses on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Income of $0.4 million for the Three Months Ended April 4, 2009 primarily reflects net gains of $1.3 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, partially offset by $0.9 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements).
Interest Expense
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Interest expense decreased $1.1 million to $5.0 million for the Three Months Ended April 3, 2010 from $6.1 million for the Three Months Ended April 4, 2009. The decrease primarily relates to the decrease of $50 million of the outstanding balance of the Senior Notes in the U.S., which were repaid on January 5, 2010, decreases in the outstanding balances and interest rates related to the CKJEA short term notes payable and the New Credit Agreements, and the amortization of the premium on the Swap Agreements, defined below, which were terminated in the second and third quarters of Fiscal 2009, partially offset by an increase related to the accretion of the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Interest Income
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Interest income increased $0.6 million to $1.0 million for the Three Months Ended April 3, 2010 from $0.4 million for the Three Months Ended April 4, 2009. The increase in interest income was due primarily to an increase of $0.8 million related to a third-party note receivable, partially offset by a decrease of $0.2 million due to lower cash balances in 2010 than in 2009.
Income Taxes
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
The effective tax rates for the Three Months Ended April 3, 2010 and April 4, 2009 were 34.5% and 34.2%, respectively.   The higher effective tax rate for the Three Months Ended April 3, 2010 primarily reflects a shift in earnings from lower to higher taxing jurisdictions included in the effective tax rate for the Three Months Ended April 3, 2010.
Discontinued Operations
Three Months Ended April 3, 2010 compared to Three Months Ended April 4, 2009
Loss from discontinued operations, net of taxes, was $0.3 million for the Three Months Ended April 3, 2010 compared to a loss of $1.0 million for the Three Months Ended April 4, 2009, in both periods primarily related to the Company’s Ocean Pacific and Calvin Klein Collection discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Capital Resources and Liquidity
Financing Arrangements
Senior Notes
On May 7, 2010, the Company notified the bondholders of the Senior Notes that it would redeem from them the remaining $110.9 million aggregate principal amount of its outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $112.5 million. Thus, as of April 3, 2010, $110.9 million principal amount of Senior Notes and $1.2 million of unamortized gain from the Swap Agreements have been reclassified from long-term debt to short-term debt on the Company’s Consolidated Condensed Balance Sheet. In connection with the redemption, the Company will recognize a loss, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations for the second fiscal quarter of 2010, of approximately $2.1 million which includes $1.6 million of premium expense, the write-off of approximately $1.7 million of deferred financing costs and $1.2 million of unamortized gain from the previously terminated Swap Agreements. The Company expects to fund the redemption of the Senior Notes on June 15, 2010 with available cash on hand in the U.S and borrowings under its New Credit Agreement (defined below). On May 7, 2010 the Company had approximately $24.0 million of cash on hand in the U.S.
On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million. In connection with the redemption, the Company recognized a loss, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations for the Three Months Ended April 3, 2010, of approximately $1.7 million which includes $1.5 million of premium expense, the write-off of approximately $0.8 million of deferred financing costs and $0.6 million of unamortized gain from the previously terminated Swap Agreements.
The aggregate principal amount outstanding under the Senior Notes was $110.9 million as of April 3, 2010 and $160.9 million as of January 3, 2009 and April 4, 2009.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement” and, collectively with the 2003 Swap Agreement, the “Swap Agreements”) with respect to the Senior Notes for a total notional amount of $75 million. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $0.7 million. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1.5 million. Both debt premiums are being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature), subject to acceleration upon redemption of the Senior Notes. During the Three Months Ended April 3, 2010, $0.7 million was amortized, including $0.6 million related to the redemption of the Senior Notes on January 5, 2010 (see above). The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the 2003 Swap Agreement, the 2004 Swap Agreement and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of April 3, 2010, 8.53% as of January 2, 2010 and 7.77% as of April 4, 2009.
As of April 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swap agreements. The fair values of the Company’s Swap Agreements at April 4, 2009 reflect the termination premium or termination discount that the Company would have realized if such Swap Agreements had been terminated on that date. Since the provisions of the Company’s Swap Agreements matched the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair values of the Swap Agreements did not have any effect on the Company’s results of operations for the Three Months Ended April 4, 2009 but were recorded in the Company’s Consolidated Balance Sheets as of that date in Other assets with a corresponding increase in the Hedged Debt.
New Credit Agreements
On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “New Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “New Canadian Credit Agreement” and, together with the New Credit Agreement, the “New Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit.

At April 3, 2010, the New Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at April 3, 2010) or (ii) LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.04% at April 3, 2010) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. At April 3, 2010, the New Canadian Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.0% at April 3, 2010) or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.22% at April 3, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of April 3, 2010, the Company had no loans and approximately $60.8 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $166.1 million of availability. As of April 3, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $23.9 million. As of April 3, 2010, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the Company’s 2006 acquisition of certain parts of its Calvin Klein businesses, the Company assumed certain short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $47.1 million at April 3, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 1.86% as of April 3, 2010, 2.18% as of January 2, 2010 and 2.49% as of April 4, 2009. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 3, 2010 for additional terms of no more than 12 months. At April 3, 2010, the Company’s Brazilian subsidiary, WBR Industria e Comercio de Vestuario S.A (“WBR”) had lines of credit with several banks, with a total outstanding balance of $2.75 million, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheet, which was secured by $2.81 million of WBR’s trade accounts receivable. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $3.7 million with an interest rate of 5.88% per annum at April 4, 2009, all of which had been repaid as of January 2, 2010 and April 3, 2010.
Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Three Months Ended April 3, 2010, sales of the Company’s products increased in local currencies compared to the same period in the prior year. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (principally the Euro, Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso) relative to the U.S. Dollar have a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. During the Three Months Ended April 3, 2010, the U.S. Dollar was weaker relative to the foreign currencies noted above than during the same period in the prior year. As a result, the increase in sales in local currencies was further increased by the favorable effect of fluctuations in foreign currencies, which was reflected in an increase in net revenues of 9.4% during the Three Months Ended April 3, 2010 compared to the Three Months Ended April 4, 2009 (see Results of Operations — Net Revenues, above).
The Company believes that, at April 3, 2010, cash on hand, cash available under its New Credit Agreements (see Capital Resources and Liquidity — Financing Arrangements, above) and cash to be generated from future operating activities will be sufficient to fund its operations, including redemption of its outstanding Senior Notes (see Note 14 of Notes to Consolidated Condensed Financial Statements), contractual obligations (see Note 20 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures, for the next 12 months.
As of April 3, 2010, the Company had working capital (current assets less current liabilities) of $446.0 million. Included in working capital as of April 3, 2010 was (among other items) cash and cash equivalents of $157.4 million, and short-term debt of $162.0 million, including $112.1 million of the Senior Notes (including unamortized debt premium of $1.2 million on the sale of the Swap Agreements) and $49.9 million of the CKJEA Notes and other short-term debt.
On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million. On May 7, 2010, the Company notified the bondholders of the Senior Notes that it would redeem from them the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million. The Company expects to fund the redemption of the Senior Notes on June 15, 2010 with available cash on hand in the U.S and borrowings under its New Credit Agreement. On May 7, 2010 the Company had approximately $24.0 million of cash on hand in the U.S. See Financing Arrangements — Senior Notes, above.
As of April 3, 2010, under the New Credit Agreement, the Company had no loans and approximately $60.8 million in letters of credit outstanding, leaving approximately $166.1 million of availability, and, under the New Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $23.9 million of availability. The Company is required to make principal payments under its short-term notes payable.

The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 U.S. and Canadian banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The turmoil in the credit markets in early Fiscal 2009 may have limited the ability of those banks to make loans. That turmoil had diminished by the end of the first quarter of Fiscal 2010. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During Fiscal 2009, the Company was able to borrow funds, from time to time, under the New Credit Agreements for seasonal and other cash flow requirements. The Company repaid those borrowings by the end of Fiscal 2009. As of April 3, 2010, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
The Company’s corporate credit ratings and outlooks at April 3, 2010, are summarized below:

Rating	Corporate
Agency	Rating (a)	Outlook

Moody’s	Ba1	stable

Standard & Poor’s	BB+	positive

(a)	ratings on individual debt issuances can be different from the Company’s composite credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. The Company’s secured debt is rated BBB by Standard & Poor’s and Baa2 by Moody’s.
The Company’s credit ratings contribute to its ability to access the credit markets. Factors that can affect the Company’s credit ratings include changes in its operating performance, the economic environment, conditions in the apparel industry, the Company’s financial position, and changes in the Company’s business or financial strategy. The Company is not currently aware of any circumstances that would likely result in a downgrade of its credit ratings. If a downgrade were to occur, it could adversely impact, among other things, the Company’s future borrowing costs and access to capital markets. The current state of the economy creates greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given the Company’s capital structure and its projections for future profitability and cash flow, the Company believes it is well positioned to obtain additional financing, if necessary, to refinance its debt, or, if opportunities present themselves, to make future acquisitions. However, there can be no assurance that such financing, if needed, can be obtained on terms satisfactory to the Company or at such time as a specific need may arise.
During Fiscal 2010, the Company has targeted the leasing of 100,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of approximately $21 million. During the Three Months Ended April 3, 2010, capital expenditures related to material handling equipment and other leasehold improvements at the Company’s new distribution center in the Netherlands was approximately $6.1 million. The distribution center is expected to begin operations during May 2010. Capital expenditures for the remainder of Fiscal 2010 related to the distribution center are expected to be $4.5 million.
During the Three Months Ended April 3, 2010, the Company made $1.7 million in cash severance payments to employees and expects to pay an additional $0.7 million during the remainder of Fiscal 2010 in connection with reduction of its workforce, that began at the end of Fiscal 2008, to align its cost structure to match the downturn in the economy and consolidation of its European operations. The Company also paid $0.6 million related to other restructuring and exit activities, including contract termination costs. The Company expects to incur further restructuring expenses of approximately $0.8 million in connection with the consolidation of its European operations through 2010.
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the Company may be required to make up to three annual contingent payments through March 31, 2012. During the Three Months Ended April 3, 2010, the Company made the first such payment, amounting to 6 million Brazilian Real (approximately $3.4 million), based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009.

During the Three Months Ended April 3, 2010, the Company repurchased 1,490,131 shares of common stock for a total of $69.0 million (based on an average of $46.31 per share) under the 2007 Share Repurchase Program, which had been authorized in May 2007 by the Company’s Board of Directors. In addition, the Company repurchased 71,933 shares of common stock for a total of $3.2 million (based on an average of $44.68 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Repurchased shares are held in treasury pending use for general corporate purposes.
During the Three Months Ended April 3, 2010, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. The cash flows of those subsidiaries were, therefore, favorably impacted by the weakening of the U.S. dollar in relation to those foreign currencies. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, including foreign currency exchange forward contracts and zero cost collars (option contracts) (see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk and Note 11 of Notes to Consolidated Condensed Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At April 3, 2010, the Company’s hedging programs included $49.7 million of future inventory purchases, $17.3 million of future minimum royalty and advertising payments and $48.0 million of intercompany loans and amounts denominated in non-functional currencies, primarily the U.S. dollar.
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
The fair value of zero-cost collars was determined as the net unrealized gains or losses on the option contracts comprising each collar, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current spot exchange rate. The fair value of these zero-cost collars is based on exchange-quoted prices and, therefore, meets the definition of level 2 fair value, as defined above.
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During the Three Months Ended April 3, 2010, the Company contributed $0.8 million to the domestic pension plan. Fiscal 2010 domestic plan contributions of $6.3 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2010 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Financial Statements for additional information on the Company’s pension plan.

Accounts receivable increased $89.3 million to $380.0 million at April 3, 2010 from $290.7 million at January 2, 2010, due primarily to increased sales volume in March 2010 compared to December 2009. The balance of accounts receivable at April 3, 2010 includes a decrease of $4.2 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real and Mexican peso), at that date compared to January 2, 2010.
Accounts receivable increased $17.5 million to $380.0 million at April 3, 2010 from $362.5 million at April 4, 2009. The balance of accounts receivable at April 3, 2010 includes an increase of $14.2 million, due to the weaker U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to April 4, 2009.
Inventories increased $13.8 million to $267.2 million at April 3, 2010 from $253.4 million at January 2, 2010 to support expected sales. The balance of inventories at April 3, 2010 includes a decrease of $1.7 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to January 2, 2010.
Inventories decreased $49.0 million to $267.2 million at April 3, 2010 from $316.2 million at April 4, 2009, reflecting primarily the Company’s initiative throughout 2009 to reduce inventory in light of the downturn in the global economy. The balance of inventories at April 3, 2010 includes an increase of $10.7 million, due to the weaker U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to April 4, 2009.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3, 2010	April 4, 2009
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$(30,267)	$(62,398)
Discontinued operations	146	1,217
Net cash (used in) investing activities:
Continuing operations	(9,567)	(7,351)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(120,775)	44,636
Discontinued operations	—	—
Translation adjustments	(2,837)	(1,680)

(Decrease) in cash and cash equivalents	$(163,300)	$(25,576)

For the Three Months Ended April 3, 2010, cash used in operating activities from continuing operations was $30.3 million compared to cash used in operating activities of $62.4 million in the Three Months Ended April 4, 2009. The $32.1 million decrease in cash used in operating activities was due to an increase in net income, net of non-cash charges, and reductions in outflows related to changes in working capital.
Working capital changes for the Three Months Ended April 3, 2010 included cash outflows of $92.4 million related to accounts receivable (due to increased sales in March 2010 than in December 2009 and the timing of payments), $18.2 million related to inventory (due to expected sales) and $14.0 million related to prepaid expenses and other assets (primarily related to prepaid advertising and royalty expenses), partially offset by cash inflows of $2.6 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $16.6 million related to accrued income taxes.

Working capital changes for the Three Months Ended April 4, 2009 included cash outflows of $113.2 million related to accounts receivable (due to an increase in volume and timing of sales), $24.2 million related to accounts payable and accrued expenses (due to the timing of payments for purchases of inventory) and $1.1 million related to prepaid expenses and other assets, partially offset by cash inflows of $14.9 million related to accrued income taxes and $3.7 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy).
The Company experienced a $7.3 million increase in non-cash charges in the Three Months Ended April 3, 2010, compared to the Three Months Ended April 4, 2009 primarily reflecting increases in foreign exchange losses, depreciation and amortization and compensation expense related to share-based awards, partially offset by decreases in provision for bad debts, inventory write-down (primarily related to the Company’s Swimwear group) and loss from discontinued operations.
For the Three Months Ended April 3, 2010, net cash used in investing activities from continuing operations was $9.6 million, mainly attributable to purchases of property, plant and equipment, including $6.1 million related to the Company’s new distribution center in the Netherlands. For the Three Months Ended April 4, 2009, net cash used in investing activities from continuing operations was $7.4 million, mainly attributable to purchases of property, plant and equipment.
Net cash used in financing activities for the Three Months Ended April 3, 2010 was $120.8 million, which primarily reflects net cash used of $51.5 million related to the repurchase of Senior Notes, $72.2 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction and $0.2 million related to repayment of amounts borrowed under the New Credit Agreements, partially offset by cash provided of $4.2 million related to short-term notes payable and $2.4 million from the exercise of employee stock options. For the Three Months Ended April 4, 2009, net cash provided by financing activities was $44.6 million, which primarily reflects $52.8 million borrowed under the New Credit Agreements, partially offset by a decrease of $6.5 million attributable to short-term notes payable and the repurchase of treasury stock of $1.3 million.
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of April 3, 2010 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2009, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Three Months Ended April 3, 2010 (see Note 20 of Notes to Consolidated Condensed Financial Statements).
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

The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; economic conditions that affect the apparel industry, including the recent turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with Calvin Klein Inc., the licensor of the Company’s Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.
The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies in Discussion of Critical Accounting Policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Condensed Statements of Operations through pension expense and in the Company’s Consolidated Condensed Balance Sheets as a component of accrued pension liability, included in Other liabilities. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $118.3 million at January 2, 2010. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $11.8 million for Fiscal 2009. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first quarter of Fiscal 2010, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.2 million in pension expense (decrease/increase in pension income) for Fiscal 2010.
During the Three Months Ended April 3, 2010, the actual annualized rate of return on the Pension Plan’s assets has been a gain of approximately 13.6%. However, based upon historical results, the Company has been using an assumed rate of return of 8% (gain) per year on Pension Plan assets to estimate pension income/expense on an interim basis. The fair value of the Pension Plan’s assets, before contributions, was approximately $119.5 million at April 3, 2010 compared to $118.3 million at January 2, 2010. The fair value of the Pension Plan’s assets reflects a $1.7 million increase from their assumed value of approximately $117.8 million, net of benefits paid but before contributions, at April 3, 2010. During the Three Months Ended April 3, 2010, the Company made contributions of $0.8 million to the Pension Plan, which increased the fair value of the Pension Plan’s assets, net of benefits paid, to approximately $120.3 million at April 3, 2010. Assuming that the fair value of the investment portfolio continues to maintain its increase in value, similar to that at April 3, 2010, in light of the actual 13.6% increase in the fair value of the Company’s pension plan investment portfolio to $120.3 million at April 3, 2010, the Company could recognize $2.0 million of pension income for the year ending January 1, 2011. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for Fiscal 2010. Based upon results for Fiscal 2009, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1 million.
Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at April 3, 2010, on $47.1 million under the CKJEA Notes, and, at April 4, 2009, on its Swap Agreements with notional amounts totaling $75.0 million, on $59.4 million under the CKJEA Notes and other short-term debt and on $64.7 million under the New Credit Agreements. The Company is not exposed to interest rate risk on its Senior Notes because the interest rate on the Senior Notes is fixed at 8 7/8% per annum. With respect to the 2003 and 2004 Swap Agreements (which were called by the issuer in July 2009 and June 2009, respectively), a hypothetical 10% increase in interest rates would have had an unfavorable impact of $0.1 million for the Three Months Ended April 4, 2009 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreements would have had a negligible unfavorable effect in the Three Months Ended April 4, 2009 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the CKJEA Notes would have had a negligible unfavorable effect in the Three Months Ended April 3, 2010 and in the Three Months Ended April 4, 2009 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Financing Arrangements and Note 14 of Notes to Consolidated Condensed Financial Statements.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note11 of Notes to the Consolidated Condensed Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant favorable impact on the Company’s earnings during the first quarter of Fiscal 2010, compared to the same period in Fiscal 2009, due to the weakening of the U.S. dollar against those foreign currencies. The Company’s European, Asian, Canadian and Mexican operations accounted for approximately 54% of the Company’s total net revenues for the Three Months Ended April 3, 2010. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $64.3 million for Three Months Ended April 3, 2010. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $6.4 million for Three Months Ended April 3, 2010.

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
The following table summarizes the effect on earnings for the Three Months Ended April 3, 2010 of a hypothetical 10% increase in the contractual exchange rate or strike price of the Company’s foreign currency exchange contracts and zero-cost collar option contracts:

				Weighted	Effect of Hypothetical
				Average	10% Increase in Contractual
		Foreign		Contractual	Exchange Rate or Strike Price
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and advertising costs	Euro/USD	17,323	1.4070	(1,732)
Foreign exchange contracts	Purchases of inventory	KRW/USD	7,550	1,186	(755)
Foreign exchange contracts	Purchases of inventory	CAD/USD	31,250	0.9394	(3,125)
Foreign exchange contracts	Purchases of inventory	MXN/USD	899	16.69	(90)
Foreign exchange contracts	Intercompany purchases of inventory	Euro/GBP	10,015	0.8769	(1,001)
Foreign exchange contracts	Intercompany payables	Euro/USD	28,000	1.3753	(2,800)
Zero-cost collars	Intercompany payables	Euro/USD	12,000	1.4167	(1,200)
Foreign exchange contracts	Intercompany payables	KRW/USD	4,000	1,157	(400)
Zero-cost collars	Intercompany payables	KRW/USD	4,000	1,323	(400)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso, GBP = British pound

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.
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
(b) Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended April 3, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.
Item 1A. Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2009, filed with the SEC on March 2, 2010 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended April 3, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the Three Months Ended April 3, 2010, the Company repurchased the remaining 1,490,131 shares of common stock allowed to be repurchased under the 2007 Share Repurchase Program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. Repurchased shares are held in treasury pending use for general corporate purposes.
In addition, an aggregate of 71,933 shares included below as repurchased during the Three Months Ended April 3, 2010 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2007 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Three Months Ended April 3, 2010.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

January 3, 2010 – January 30, 2010	1,259	$39.18	—	1,490,131

January 31, 2010 – February 27, 2010	213	$38.62	—	1,490,131

February 28, 2010 – April 3, 2010	1,560,592	$46.24	1,490,131	—
The New Credit Agreements and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
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

THE WARNACO GROUP, INC.
Date: May 10, 2010	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: May 10, 2010	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer