Form 10-Q
period 2010-07-03
WARNACO GROUP INC /DE/
filed 2010-08-06
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 2, 2010 is as follows: 44,545,889

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 3, 2010

PAGE
NUMBER
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of July 3, 2010, January 2, 2010 and July 4, 2009	1

Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 3, 2010 and for the Three and Six Months Ended July 4, 2009	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended July 3, 2010 and for the Six Months Ended July 4, 2009	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 3, 2010 and for the Six Months Ended July 4, 2009	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	60

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3. Defaults Upon Senior Securities	61

Item 4. Reserved	62

Item 5. Other Information	62

Item 6. Exhibits	62

SIGNATURES	64

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	July 3, 2010	January 2, 2010	July 4, 2009

ASSETS

Current assets:
Cash and cash equivalents	$172,863	$320,754	$177,633
Accounts receivable, net of reserves of $86,001, $89,982 and $84,414 as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively	304,328	290,737	281,400
Inventories	277,565	253,362	291,578
Assets of discontinued operations	1,426	2,172	373
Prepaid expenses and other current assets (including deferred income taxes of $51,516, $51,605, and $65,693 as of July 3, 2010, January 2, 2010, and July 4, 2009, respectively)	144,898	135,832	158,630

Total current assets	901,080	1,002,857	909,614

Property, plant and equipment, net	119,952	120,491	115,387
Other assets:
Licenses, trademarks and other intangible assets, net	344,685	376,831	287,915
Goodwill	101,227	110,721	102,225
Other assets (including deferred income taxes of $14,691, $12,957, and $43,556 as of July 3, 2010, January 2, 2010, and July 4, 2009, respectively)	49,107	48,894	80,618

Total assets	$1,516,051	$1,659,794	$1,495,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$65,203	$97,873	$58,807
Accounts payable	156,695	127,636	124,531
Accrued liabilities	162,639	184,438	148,123
Liabilities of discontinued operations	8,556	8,018	11,363
Accrued income taxes payable (including deferred income taxes of $1,110, $146 and $1,359 as of July 3, 2010, January 2, 2010, and July 4, 2009, respectively)	30,679	24,723	7,831

Total current liabilities	423,772	442,688	350,655
Long-term debt	—	112,835	163,130
Other long-term liabilities (including deferred income taxes of $64,569, $65,219, and $51,533 as of July 3, 2010, January 2, 2010, and July 4, 2009, respectively)	191,661	188,161	122,699
Commitments and contingencies
Stockholders’ equity:
Warnaco Group, Inc. stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 51,048,346, 50,617,795 and 50,358,920 issued as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively	510	506	504
Additional paid-in capital	652,988	633,378	639,607
Accumulated other comprehensive income	5,788	46,473	21,885
Retained earnings	440,722	362,813	321,647
Treasury stock, at cost 6,504,161, 4,939,729 and 4,937,038 shares as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively	(199,390)	(127,060)	(126,952)

Total Warnaco Group, Inc. stockholders’ equity	900,618	916,110	856,691

Noncontrolling interest	—	—	2,584

Total stockholders’ equity	900,618	916,110	859,275

Total liabilities and stockholders’ equity	$1,516,051	$1,659,794	$1,495,759

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net revenues	$519,334	$455,432	$1,107,498	$993,275
Cost of goods sold	289,592	266,432	610,638	578,990

Gross profit	229,742	189,000	496,860	414,285
Selling, general and administrative expenses	171,860	145,256	356,833	303,603
Amortization of intangible assets	2,586	2,151	5,254	4,278
Pension expense (income)	(22)	594	(43)	1,131

Operating income	55,318	40,999	134,816	105,273
Other loss	5,730	2,799	7,550	2,395
Interest expense	4,259	5,799	9,237	11,868
Interest income	(487)	(416)	(1,493)	(824)

Income from continuing operations before provision for income taxes and noncontrolling interest	45,816	32,817	119,522	91,834
Provision for income taxes	15,789	13,263	41,183	33,430

Income from continuing operations before noncontrolling interest	30,027	19,554	78,339	58,404
(Loss) from discontinued operations, net of taxes	(93)	(882)	(430)	(1,903)

Net income	29,934	18,672	77,909	56,501
Less: Net income attributable to the noncontrolling interest	—	(912)	—	(1,170)

Net income attributable to Warnaco Group, Inc.	$29,934	$17,760	$77,909	$55,331

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$30,027	$18,642	$78,339	$57,234
Discontinued operations, net of tax	(93)	(882)	(430)	(1,903)

Net income	$29,934	$17,760	$77,909	$55,331

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.67	$0.41	$1.72	$1.25
(Loss) from discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)

Net income	$0.66	$0.39	$1.71	$1.21

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.65	$0.40	$1.68	$1.23
(Loss) from discontinued operations	—	(0.02)	(0.01)	(0.04)

Net income	$0.65	$0.38	$1.67	$1.19

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	44,468,794	45,412,175	44,943,829	45,356,680

Diluted	45,426,632	46,010,870	45,936,496	45,879,453

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				55,331		1,170	56,501	56,501
Other comprehensive income, net of tax:
Foreign currency translation adjustments			9,522			344	9,866	9,866
Loss on cash flow hedges			(572)				(572)	(572)
Other			94			16	110	110

Other comprehensive income						360	9,404	9,404

Comprehensive income						1,530	$65,905	65,905

Correction of adjustment to initially adopt accounting for uncertain tax positions				(1,700)				(1,700)
Stock issued in connection with stock compensation plans	3	1,023						1,026
Compensation expense in connection with employee stock compensation plans		6,693						6,693
Purchase of treasury stock related to stock compensation plans					(1,390)			(1,390)

Balance at July 4, 2009	$504	$639,607	$21,885	$321,647	$(126,952)	$2,584		$859,275

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$—	$916,110
Comprehensive income:
Net income				77,909			77,909	77,909
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(43,290)				(43,290)	(43,290)
Gain on cash flow hedges			2,531				2,531	2,531
Other			74				74	74

Other comprehensive income						—	(40,685)	(40,685)

Comprehensive income						—	$37,224	37,224

Stock issued in connection with stock compensation plans	4	5,836						5,840
Compensation expense in connection with employee stock compensation plans		13,774						13,774
Purchase of treasury stock related to stock compensation plans					(3,326)			(3,326)
Repurchases of common stock					(69,004)			(69,004)

Balance at July 3, 2010	$510	$652,988	$5,788	$440,722	$(199,390)	$—		$900,618

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$77,909	$56,501
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange (gain) loss	4,550	(2,355)
Loss from discontinued operations	430	1,903
Depreciation and amortization	24,205	21,185
Stock compensation	13,774	6,693
Amortization of deferred financing costs	688	855
Provision for trade and other bad debts	923	3,366
Inventory writedown	7,680	8,421
Loss on repurchase of Senior Notes	3,747	—
Other	(1,239)	(456)
Changes in operating assets and liabilities:
Accounts receivable	(29,365)	(25,154)
Inventories	(38,642)	32,210
Prepaid expenses and other assets	(13,414)	2,091
Accounts payable, accrued expenses and other liabilities	16,362	(53,019)
Accrued income taxes	26,514	18,657

Net cash provided by operating activities from continuing operations	94,122	70,898
Net cash provided by operating activities from discontinued operations	851	3,165

Net cash provided by operating activities	94,973	74,063

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	57	175
Purchases of property, plant & equipment	(18,106)	(20,847)
Business acquisitions, net of cash acquired	(6,038)	—

Net cash (used in) investing activities from continuing operations	(24,087)	(20,672)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(24,087)	(20,672)

Cash flows from financing activities:
Payment of deferred financing costs	—	(515)
Repurchase of Senior Notes due 2013	(164,011)	—
Premium on cancellation of interest rate swap	—	739
Change in short-term notes payable	(2,656)	(18,707)
Change in revolving credit facility	25,133	(4,102)
Proceeds from the exercise of employee stock options	5,086	377
Purchase of treasury stock	(72,330)	(1,390)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(3,442)	—

Net cash (used in) financing activities from continuing operations	(212,220)	(23,598)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(212,220)	(23,598)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,557)	213

(Decrease) increase in cash and cash equivalents	(147,891)	30,006
Cash and cash equivalents at beginning of period	320,754	147,627

Cash and cash equivalents at end of period	$172,863	$177,633

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
Note 2 — Basis of Consolidation and Presentation
The Consolidated Condensed Financial Statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A (“WBR”). In the fourth quarter of the year ended January 2, 2010, the Company increased its ownership interest in WBR to 100% and, accordingly, at January 2, 2010 and July 3, 2010, there were no minority shareholders of WBR. All inter-company accounts and transactions have been eliminated in consolidation.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) will contain 52 weeks of operations and the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) contained 52 weeks of operations. Additionally, the period from April 4, 2010 to July 3, 2010 (the “Three Months Ended July 3, 2010”) and the period from April 5, 2009 to July 4, 2009 (the “Three Months Ended July 4, 2009”) each contained thirteen weeks of operations and the period from January 3, 2010 to July 3, 2010 (the “Six Months Ended July 3, 2010”) and the period from January 4, 2009 to July 4, 2009 (the “Six Months Ended July 4, 2009”) each contained twenty-six weeks of operations.
Reclassifications: Prior period items on the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows have been reclassified to give effect to the Company’s discontinued operations. In addition, amounts related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group for the Three and Six Months Ended July 4, 2009 to conform to the presentation for the Three and Six Months Ended July 3, 2010. See Note 6 of Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock-Based Compensation: 20,350 and 378,650 stock options were granted during the Three and Six Months Ended July 3, 2010, respectively, and 601,350 and 613,850 stock options were granted during the Three and Six Months Ended July 4, 2009, respectively. The fair values of stock options granted during the Three and Six Months Ended July 3, 2010 and the Three and Six Months Ended July 4, 2009 were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Weighted average risk free rate of return (a)	1.99%	1.83%	1.82%	1.84%
Dividend yield (b)	—	—	—	—
Expected volatility of the market price of the Company’s common stock	56.8%	59.3%	56.8%	59.3%
Expected option life (years)	4.2	3.72	4.2	3.72

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

(b)	The terms of the Company’s New Credit Agreements and the terms of the indenture governing its Senior Notes (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last six fiscal years.
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Stock-based compensation expense before income taxes:
Stock options	$1,601	$1,529	$4,860	$2,619
Restricted stock grants	2,646	1,975	8,914	4,074

Total (a)	4,247	3,504	13,774	6,693

Income tax benefit:
Stock options	563	520	1,737	901
Restricted stock grants	875	664	2,680	1,210

Total	1,438	1,184	4,417	2,111

Stock-based compensation expense after income taxes:
Stock options	1,038	1,009	3,123	1,718
Restricted stock grants	1,771	1,311	6,234	2,864

Total	$2,809	$2,320	$9,357	$4,582

(a)	The primary reason for the increase in stock-based compensation expense for the Six Months Ended July 3, 2010, compared to the Six Months Ended July 4, 2009, related to the incorporation of a “Retirement Eligibility” feature that was applied to all the equity awards issued in March 2010. For employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the award’s vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Subsequent Events: The Company has evaluated events and transactions subsequent to July 3, 2010 for potential recognition or disclosure in the Consolidated Condensed Financial Statements.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Six Months Ended July 3, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.
Note 3—Acquisitions
Acquisition of Businesses in Asia
On April 29, 2010, the Company entered into agreements for the purchase of the businesses of a distributor of the Company’s Calvin Klein Jeans and Calvin Klein Underwear in southern Asia for total consideration of approximately $2,900 and on June 1, 2010, the Company entered into agreements for the purchase of the businesses of a distributor of the Company’s Calvin Klein Jeans and Calvin Klein Underwear in the People’s Republic of China for total consideration of approximately $5,900. The acquisition of the businesses in southern Asia and the People’s Republic of China were accounted for as business combinations, which were deemed not to be material for accounting purposes from a financial disclosure perspective.
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of Fiscal 2009, the Company acquired the remaining non-controlling interest in WBR and eight retail stores in Brazil, collectively, the “Brazilian Acquisition”. In connection with the Brazilian Acquisition, the Company is required to make three future annual payments to the Sellers through March 31, 2012 which are contingent on the operating income, as defined, of WBR during that period. During the Six Months Ended July 3, 2010, the Company paid 6 million Brazilian real (approximately $3,400) to the Sellers, representing the first of the three contingent payments.
During the Three Months Ended July 3, 2010, the Company completed the accounting for the Brazilian Acquisition, including the acquisition of certain store assets, which had been recorded as intangible assets of $3,592 on the date of acquisition. During the Three Months Ended July 3, 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Condensed Balance Sheet), which will be amortized as rent expense over the expected term of the respective leases (see Note 13 of Notes to Consolidated Condensed Financial Statements). The Company did not adjust prior period balance sheets to give effect to the change in classification as it considers the adjustment to be immaterial.
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net revenues	$738	$503	$1,349	$1,075

(Loss) before income tax provision (benefit)	$(188)	$(1,171)	$(716)	$(2,006)
Income tax (benefit)	(95)	(289)	(286)	(103)

(Loss) from discontinued operations	$(93)	$(882)	$(430)	$(1,903)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	July 3, 2010	January 2, 2010	July 4, 2009

Accounts receivable, net	$213	$366	$195
Inventories	400	1,684	—
Prepaid expenses and other current assets	813	122	178

Assets of discontinued operations	$1,426	$2,172	$373

Accounts payable	$216	$104	$105
Accrued liabilities	8,329	7,902	9,380
Other	11	12	1,878

Liabilities of discontinued operations	$8,556	$8,018	$11,363

Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Six Months Ended July 3, 2010, the Company incurred restructuring charges and other exit costs of $1,154 and $2,113, respectively, primarily related to (i)  costs associated with workforce reductions, which represented the remainder of the Company’s effort, which began in Fiscal 2008, to align its cost structure to match current economic conditions ($159 and $1,121); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($305 and $596) and (iii) other exit activities, including contract termination costs, legal and other costs ($690 and $804). The charges described in clauses (i) through (iii) were partially offset by the reversal of accruals of expense, totaling $408, in the first quarter of Fiscal 2010 that were no longer needed upon conclusion of the related restructuring events.
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
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 3, 2010 and Three and Six Months Ended July 4, 2009, as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of goods sold	$183	$201	$274	$1,684
Selling, general and administrative expenses	971	1,273	1,839	8,361

	$1,154	$1,474	$2,113	$10,045

Cash portion of restructuring items	$1,154	$1,474	$2,113	$10,045
Non-cash portion of restructuring items	—	—	—	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Changes in liabilities related to restructuring expenses and other exit costs for the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009 are summarized below:

Balance at January 3, 2009	$5,925
Charges for the Six Months Ended July 4, 2009	10,045
Cash reductions for the Six Months Ended July 4, 2009	(7,034)
Non-cash changes and foreign currency effects	69

Balance at July 4, 2009	$9,005

Balance at January 2, 2010	$3,572
Charges for the Six Months Ended July 3, 2010	2,113
Cash reductions for the Six Months Ended July 3, 2010	(3,665)
Non-cash changes and foreign currency effects	(51)

Balance at July 3, 2010 (a)	$1,969

(a)	at July 3, 2010, includes approximately $745 recorded in accrued liabilities (part of current liabilities), which amounts are expected to be settled over the next 12 months and approximately $1,224 recorded in other long term liabilities which amounts are expected to be settled over the next four years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of July 3, 2010, the Sportswear Group operated 533 Calvin Klein retail stores worldwide (consisting of 73 full price free-standing stores, 45 outlet free standing stores, 414 shop-in-shop/concession stores and one on-line store). As of July 3, 2010, there were also 371 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of July 3, 2010, the Intimate Apparel Group operated: 681 Calvin Klein retail stores worldwide (consisting of 84 free-standing stores, 64 outlet free-standing stores and 532 shop-in-shop/concession stores and one on-line store). As of July 3, 2010, there were also 218 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Information by business group is set forth below:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Group Total	Corporate / Other	Total

Three Months Ended July 3, 2010
Net revenues	$244,044	$199,116	$76,174	$519,334	$—	$519,334
Operating income (loss)	24,987	34,563	8,824	68,374	(13,056)	55,318
Depreciation and amortization	6,962	4,004	569	11,535	716	12,251
Restructuring expense	549	160	445	1,154	—	1,154
Capital expenditures	6,147	2,320	76	8,543	1,063	9,606

Three Months Ended July 4, 2009
Net revenues (a)	$212,057	$168,954	$74,421	$455,432	$—	$455,432
Operating income (loss) (a)	13,320	27,523	8,238	49,081	(8,082)	40,999
Depreciation and amortization	7,009	2,783	589	10,381	767	11,148
Restructuring expense (gain)	352	311	852	1,515	(41)	1,474
Capital expenditures	7,156	6,727	71	13,954	1,412	15,366

Six Months Ended July 3, 2010
Net revenues	$550,390	$393,058	$164,050	$1,107,498	$—	$1,107,498
Operating income (loss)	75,929	68,181	20,709	164,819	(30,003)	134,816
Depreciation and amortization	14,215	7,365	1,081	22,661	1,544	24,205
Restructuring expense	442	113	714	1,269	844	2,113
Capital expenditures	13,786	6,391	459	20,636	1,368	22,004

Six Months Ended July 4, 2009
Net revenues (a)	$481,114	$341,777	$170,384	$993,275	$—	$993,275
Operating income (loss) (a)	50,789	57,921	20,783	129,493	(24,220)	105,273
Depreciation and amortization	12,887	5,628	1,186	19,701	1,484	21,185
Restructuring expense	3,388	2,912	2,433	8,733	1,312	10,045
Capital expenditures	9,524	9,221	393	19,138	2,282	21,420

Balance Sheet
Total Assets:
July 3, 2010	$888,449	$365,800	$137,915	$1,392,164	$123,887	$1,516,051
January 2, 2010	875,304	390,610	144,198	1,410,112	249,682	1,659,794
July 4, 2009	800,354	332,761	138,626	1,271,741	224,018	1,495,759
Property, Plant and Equipment:
July 3, 2010	$41,106	$38,457	$3,490	$83,053	$36,899	$119,952
January 2, 2010	30,909	45,882	3,555	80,346	40,145	120,491
July 4, 2009	29,332	40,133	3,864	73,329	42,058	115,387

(a)	net revenues of $10,832 and $21,287 and operating income of $555 and $1,551 for the Three and Six Months Ended July 4, 2009, respectively, related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group to conform to the presentation for the Three and Six Months Ended July 3, 2010.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Unallocated corporate expenses (a)	$14,186	$6,418	$30,554	$18,116
Foreign exchange losses (gains)	(1,786)	402	(2,819)	2,234
Pension expense (income)	(60)	536	(120)	1,074
Restructuring expense (income)	—	(41)	844	1,312
Depreciation and amortization of corporate assets	716	767	1,544	1,484

Corporate/other expenses	$13,056	$8,082	$30,003	$24,220

(a)	the increase in unallocated corporate expenses for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009 was due primarily to an increase in amounts accrued for performance-based employee compensation. The increase in unallocated corporate expenses for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009 is related primarily to share-based compensation expense due to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note 2 of Notes to Consolidated Condensed Financial Statements) and an increase in amounts accrued for performance-based employee compensation.
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Operating income by operating groups	$68,374	$49,081	$164,819	$129,493
Corporate/other expenses	(13,056)	(8,082)	(30,003)	(24,220)

Operating income	55,318	40,999	134,816	105,273
Other loss	5,730	2,799	7,550	2,395
Interest expense	4,259	5,799	9,237	11,868
Interest income	(487)	(416)	(1,493)	(824)

Income from continuing operations before provision for income taxes and noncontrolling interest	$45,816	$32,817	$119,522	$91,834

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	July 3, 2010%		July 4, 2009%
Net revenues:
United States	$261,964	50.4%	$232,320	51.0%
Europe	99,831	19.2%	98,274	21.6%
Asia	83,492	16.1%	70,214	15.4%
Canada	29,866	5.8%	29,226	6.4%
Mexico, Central and South America	44,181	8.5%	25,398	5.6%

	$519,334	100.0%	$455,432	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended
	July 3, 2010%		July 4, 2009%
Net revenues:
United States	$532,714	48.1%	$502,064	50.5%
Europe	257,133	23.2%	240,989	24.3%
Asia	180,565	16.3%	152,393	15.4%
Canada	55,362	5.0%	49,923	5.0%
Mexico, Central and South America	81,724	7.4%	47,906	4.8%

	$1,107,498	100.0%	$993,275	100.0%

Note 7—Income Taxes
The effective tax rates for the Three Months Ended July 3, 2010 and July 4, 2009 were 34.5% and 40.4%, respectively. The decrease in effective tax rate reflects a tax benefit relating to the finalization of a foreign tax examination recorded during the Three Months Ended July 3, 2010, partially offset by a shift in earnings from lower to higher taxing jurisdictions. Included in the effective tax rate for the Three Months Ended July 4, 2009 is a non-cash tax charge recorded in the U.S. of approximately $2,500 in order to correct an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (see Note 6 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).
The effective tax rates for the Six Months Ended July 3, 2010 and July 4, 2009 were 34.5% and 36.4%, respectively. The decrease in effective tax rate reflects a decrease in foreign earnings taxed in the U.S. as well as a tax benefit relating to the finalization of foreign tax examinations recorded during the Three Months Ended July 3, 2010, partially offset by a shift in earnings from lower to higher taxing jurisdictions. Included in the effective tax rate for the Six Months Ended July 4, 2009 is a non-cash tax charge of approximately $2,500 recorded in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.
The Company applies the applicable provisions of GAAP to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Six Months Ended July 3, 2010, the Company reduced its liability for unrecognized tax benefits by approximately $1,600 as a result of the conclusion of certain income tax examinations in foreign jurisdictions, of which a benefit of approximately $600 impacted the effective tax rate. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.
The Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits may increase between $2,500 and $5,000 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
Each quarter the Company recognizes interest cost of the Pension Plan’s projected benefit obligation offset by the expected return on Pension Plan assets. The Company records pension expense (income) as the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) less changes in the Pension Plan’s projected benefit obligation (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its Statements of Operations in each period.
During the Six Months Ended July 3, 2010, the Company made contributions of $2,400 to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $6,300 in total for Fiscal 2010. The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Six Months Ended July 3, 2010, the fair value of the Pension Plan’s assets decreased to $112,947, representing an annualized rate of return of approximately negative 3.5%.
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$—	$—	$33	$39
Interest cost	2,358	2,549	91	52
Expected return on plan assets	(2,418)	(2,012)	—	—
Amortization of actuarial loss (gain)	—	—	(26)	(41)

Net benefit cost (income) (a)	$(60)	$537	$98	$50

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$—	$—	$66	$78
Interest cost	4,716	5,098	182	105
Expected return on plan assets	(4,836)	(4,024)	—	—
Amortization of actuarial loss (gain)	—	—	(52)	(83)

Net benefit cost (income) (a)	$(120)	$1,074	$196	$100

(a)	Pension Plan net benefit cost (income) does not include costs related to the Foreign Plans of $38 and $77 for the Three and Six Months Ended July 3, 2010, respectively, and $57 and $57 for the Three and Six Months Ended July 4, 2009, respectively.
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $3,643, $2,838 and $2,334 as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $808, $703 and $531 as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$29,934	$18,672	$77,909	$56,501
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(38,480)	20,202	(43,290)	9,866
Change in fair value of cash flow hedges	2,490	(910)	2,531	(572)
Change in actuarial gains (losses), net related to post retirement medical plans	—	1	—	—
Other	70	110	74	110

Total Comprehensive income (loss)	(5,986)	38,075	37,224	65,905
Less: Comprehensive income attributable to noncontrolling interest	—	(1,181)	—	(1,530)

Comprehensive income (loss) attributable to Warnaco Group Inc.	$(5,986)	$36,894	$37,224	$64,375

The components of accumulated other comprehensive income as of July 3, 2010, January 2, 2010 and July 4, 2009 are summarized below:

	July 3,	January 2,	July 4,
	2010	2010	2009

Foreign currency translation adjustments (a)	$5,268	$48,558	$22,720

Actuarial (losses), net related to post retirement medical plans, net of tax of $607, $607 and $0 as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively	(1,058)	(1,058)	(29)
Gain (loss) on cash flow hedges, net of taxes of $573, $387, and $0 as of July 3, 2010, January 2, 2010 and July 4, 2009, respectively	1,504	(1,027)	(900)
Other	74	—	94

Total accumulated other comprehensive income	$5,788	$46,473	$21,885

(a)	the foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that the majority of the Company’s assets are based outside of the U.S. The decrease of $43,290 in foreign currency translation adjustments at July 3, 2010 compared to January 2, 2010 reflects the increase in the strength of the U.S. Dollar relative to the Euro, Canadian Dollar, Korean Won, Brazilian Real and Mexican Peso between such dates.
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

Level 1 -	Inputs are quoted prices in active markets for identical assets or liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

Level 2 -	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
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
The fair value of interest rate swaps was estimated based on the amount that the Company would receive or pay to terminate the swaps on the valuation date. Those amounts are based on receipt of interest at a fixed interest rate of 8 7/8% and a payment of a variable rate based on a fixed interest rate above the six month LIBOR rate. As such, the fair value of the interest rate swaps meets the definition of level 2, as defined above. As of July 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swaps.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of July 3, 2010, January 2, 2010 and July 4, 2009:

	July 3, 2010			January 2, 2010			July 4, 2009
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate swap (a)	$—	$—	$—	$—	$—	$—	$—	$1,508	$—
Foreign currency exchange contracts	$—	$5,388	$—	$—	$79	$—	$—	$801	$—

Liabilities
Foreign currency exchange contracts	$—	$870	$—	$—	$3,400	$—	$—	$5,846	$—

(a)	the 2004 and 2003 Swap Agreements (as defined in Note 14, below) were called by the issuer in June and July 2009, respectively. The Company received a total debt premium of $2,219, which was being amortized as a reduction to interest expense through June 15, 2013 (the date on which the Senior Notes mature). The Senior Notes were fully repaid on June 15, 2010 and the remaining deferred premium was written off. See Note 14 of Notes to Consolidated Condensed Financial Statements.
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
Senior Notes: The Senior Notes were scheduled to mature on June 15, 2013 and bore interest at 8 7/8% payable semi-annually beginning December 15, 2003. However, at July 3, 2010, all of the Senior Notes had been redeemed from bondholders. At January 2, 2010, the fair value of the Senior Notes was based on their redemption price, including the related debt premium on the Swap Agreements, since a portion of the Senior Notes was redeemed on January 5, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements). The fair value of the Senior Notes at July 4, 2009 was based upon quoted market prices for the Senior Notes.
Foreign Currency Exchange Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts, as described above in Note 10 of Notes to Consolidated Condensed Financial Statements.
Interest Rate Swaps: The fair value of the Swap Agreements as of July 4, 2009 was based upon the costs to terminate the contracts. As of July 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swaps.
The carrying amounts and fair values of the Company’s financial instruments at July 3, 2010, January 2, 2010 and July 4, 2009 are as follows:

		July 3, 2010		January 2, 2010		July 4, 2009
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$304,328	$304,328	$290,737	$290,737	$281,400	$281,400
Open foreign currency exchange contracts	Prepaid expenses and other current assets	5,388	5,388	79	79	801	801
Interest rate swaps — net gain	Other assets	—	—	—	—	1,508	1,508

Liabilities:
Accounts payable	Accounts payable	$156,695	$156,695	$127,636	$127,636	$124,531	$124,531
Short-term revolving credit facilities	Short-term debt	65,203	65,203	47,873	47,873	58,807	58,807
Senior Notes, current portion	Short-term debt	—	—	50,000	51,479	—	—
Open foreign currency exchange contracts	Accrued liabilities	870	870	3,400	3,400	5,846	5,846
Senior Notes	Long-term debt	—	—	112,835	116,115	163,130	163,934
Derivative Financial Instruments
The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany payables by foreign subsidiaries whose functional currencies are not the U.S. dollar. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset certain of its foreign exchange risk. During the Six Months Ended July 4, 2009, the Company also utilized interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 14 of Notes to Consolidated Condensed Financial Statements. The Company does not use derivative financial instruments for speculative or trading purposes.
A number of international financial institutions are counterparties to the Company’s zero cost collars and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
During the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period or payment of 100% of the minimum royalty and advertising expenses. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
During the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange contracts, including, zero-cost collars, that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany purchases from a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables. See also Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk in this Quarterly Report on Form 10-Q for further details.
The following table summarizes the Company’s derivative instruments as of July 3, 2010, January 2, 2010 and July 4, 2009:

	Asset Derivatives					Liability Derivatives
			Fair Value				Fair Value
		Balance Sheet	July 3,	January 2,	July 4,	Balance Sheet	July 3,	January 2,	July 4,
	Type (a)	Location	2010	2010	2009	Location	2010	2010	2009

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$1,969	$—	$—	Accrued liabilities	$—	$1,119	$656
Interest rate swaps	FV	Other assets	—	—	1,508	Long-term debt	—	—	—

Total derivatives designated as hedging instruments under FASB ASC 815-20			$1,969	$—	$1,508		$—	$1,119	$656

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$3,419	$79	$801	Accrued liabilities	$870	$2,281	$5,190

Total derivatives not designated as hedging instruments under FASB ASC 815-20			$3,419	$79	$801		$870	$2,281	$5,190

Total derivatives			$5,388	$79	$2,309		$870	$3,400	$5,846

(a)	CF = cash flow hedge; FV = fair value hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 3, 2010 and the Three and Six Months Ended July 4, 2009:

							Location of
		Amount of Gain (Loss) Recognized			Amount of Gain (Loss) Reclassified from		Gain (Loss)	Amount of Gain (Loss) Recognized
		in OCI on Derivatives		Location of Gain	Accumulated OCI into Income		Recognized in	in Income on Derivative
		(Effective Portion)		(Loss) Reclassified	(Effective Portion)		Income on	(Ineffective Portion)
		Three Months	Three Months	from Accumulated	Three Months	Three Months	Derivative	Three Months	Three Months
Derivatives in FASB ASC 815-20	Nature of Hedged	Ended	Ended	OCI into Income	Ended	Ended	(Ineffective	Ended	Ended
Cash Flow Hedging Relationships	Transaction	July 3, 2010	July 4, 2009	(Effective Portion)	July 3, 2010	July 4, 2009	Portion) (c)	July 3, 2010	July 4, 2009

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$877	$(555)	cost of goods sold	$341	$(27)	other loss/income	$9	$(21)
Foreign exchange contracts	Purchases of inventory (b)	2,529	(485)	cost of goods sold	(312)	(105)	other loss/income	106	(4)

Total		$3,406	$(1,040)		$29	$(132)		$115	$(25)

		Six Months	Six Months		Six Months	Six Months		Six Months	Six Months
		Ended	Ended		Ended	Ended		Ended	Ended
		July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$1,515	$(107)	cost of goods sold	$400	$70	other loss/income	$26	$(6)
Foreign exchange contracts	Purchases of inventory (b)	1,390	(490)	cost of goods sold	(818)	(95)	other loss/income	74	(11)

Total		$2,905	$(597)		$(418)	$(25)		$100	$(17)

(a)	At July 3, 2010, the amount of minimum royalty costs hedged was $9,252; contracts expire March 2011. At July 4, 2009, the amount of minimum royalty costs hedged was $9,652; contracts expire March 2010.

(b)	At July 3, 2010, the amount of inventory purchases hedged was $46,650 ; contracts expire October 2011. At July 4, 2009, amount of inventory purchases hedged was $13,292; contracts expire October 2010.

(c)	No amounts were excluded from effectiveness testing

					Location of Gain	Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as			Amount		(Loss) Recognized	Three Months	Six Months
hedging instruments under FASB	Nature of Hedged		Hedged	Maturity Date	in Income on	Ended	Ended
ASC 815-20	Transaction	Instrument	July 3, 2010	July 3, 2010	Derivative	July 3, 2010	July 3, 2010

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$907	August 2010	other loss/income	$92	$(110)

Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	15,045	December 2011	other loss/income	(873)	(791)

Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	April 2011	other loss/income	385	903

Foreign exchange contracts	Intercompany loans	Forward contracts	—		other loss/income	—	(94)

Foreign exchange contracts	Intercompany payables	Forward contracts	34,000	March 2011	other loss/income	1,762	2,859

Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		other loss/income	383	1,511

Foreign exchange contracts	Intercompany payables	Forward contracts	4,000	July 2010	selling, general and administrative	504	398

Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		selling, general and administrative	45	(232)

Total						$2,298	$4,444

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

						Three Months Ended	Six Months Ended
			July 4, 2009	July 4, 2009		July 4, 2009	July 4, 2009

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$24,185	August 2009 - August 2010	other loss/income	$(1,852)	$(2,560)

Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	3,840	December 2009	other loss/income	(605)	(698)

Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	April 2010	other loss/income	(504)	(510)

Foreign exchange contracts	Intercompany loans	Zero-cost collars	14,728	November 2009 - April 2010	other loss/income	500	415

Foreign exchange contracts	Intercompany payables	Zero-cost collars	35,000	July 2009 - January 2010	other loss/income	3	216

Foreign exchange contracts	Intercompany payables	Zero-cost collars	20,000	July 2009 - May 2010	selling, general and administrative	710	1,560

Total						$(1,748)	$(1,577)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative losses recognized	(597)
Gains amortized to earnings	25

Balance July 4, 2009, net of tax	$(900)

Balance January 2, 2010	$(1,414)
Derivative gains recognized	2,905
Gains amortized to earnings	418
Other	168

Balance before tax effect	2,077
Tax effect	(573)

Balance July 3, 2010, net of tax	$1,504

During the twelve months following July 3, 2010, the net amount of gains that were reported in Other Comprehensive Income at that date that are estimated to be amortized into earnings is $1,777. During the Six Months Ended July 3, 2010, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during the Six Months Ended July 3, 2010 as a result of the discontinuance of those cash flow hedges.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	July 3, 2010	January 2, 2010	July 4, 2009

Finished goods	$277,401	$251,540	$290,315
Raw materials	164	1,822	1,263

	$277,565	$253,362	$291,578

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of July 3, 2010, January 2, 2010 and July 4, 2009 and the activity in the intangible asset accounts for the Six Months Ended July 3, 2010:

	July 3, 2010			January 2, 2010			July 4, 2009
	Gross Carrying	Accumulated		Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$310,668	$50,645	$260,023	$330,389	$46,268	$284,121	$286,852	$40,467	$246,385
Other	16,164	9,330	6,834	20,427	8,387	12,040	16,298	7,525	8,773

	326,832	59,975	266,857	350,816	54,655	296,161	303,150	47,992	255,158

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	56,719	—	56,719	22,530	—	22,530
Licenses in perpetuity	23,113	—	23,113	23,951	—	23,951	10,227	—	10,227

	77,828	—	77,828	80,670	—	80,670	32,757	—	32,757

Intangible Assets (a)	$404,660	$59,975	$344,685	$431,486	$54,655	$376,831	$335,907	$47,992	$287,915

(a)	the increase in the balance of intangible assets from July 4, 2009 to July 3, 2010 primarily relates to the increase in value of certain intangible assets due to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (see Note 10 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 2, 2010	$56,719	$23,951	$284,121	$12,040	$376,831
Amortization expense	—	—	(4,377)	(943)	(5,320)
Translation adjustments	—	—	(17,873)	(671)	(18,544)
Recapture of tax basis (a)	(2,004)	(838)	(1,848)	—	(4,690)
Other (b)	—	—	—	(3,592)	(3,592)

Balance at July 3, 2010	$54,715	$23,113	$260,023	$6,834	$344,685

(a)	relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

(b)	during the Three Months Ended July 3, 2010, the Company completed the accounting for the acquisition of certain store assets in Brazil (see Note 2 of Notes to Consolidated Condensed Financial Statements), which had been recorded as intangible assets of $3,592 on the date of acquisition during the fourth quarter of Fiscal 2009. During the Three Months Ended July 3, 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Condensed Balance Sheet).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2011	$9,081
2012	8,913
2013	8,827
2014	7,433
2015	7,433
The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 3, 2010:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 2, 2010	$108,633	$1,446	$642	$110,721
Adjustment:
Translation adjustments	(10,075)	(90)	—	(10,165)
Other (a)	573	98	—	671

Goodwill balance at July 3, 2010	$99,131	$1,454	$642	$101,227

(a)	relates to the acquisition of businesses in the People’s Republic of China during the Three Months Ended July 3, 2010 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Note 14—Debt
Debt was as follows:

	July 3, 2010	January 2, 2010	July 4, 2009
Short-term debt:
CKJEA notes payable and other	$39,881	$47,684	$50,133
New Credit Agreements	25,322	189	8,674
8 7/8% Senior Notes due 2013 (a)	—	50,000	—

	65,203	97,873	58,807

Long-term debt:
8 7/8% Senior Notes due 2013	—	110,890	160,890
Unrealized gain on swap agreements	—	—	1,508
Debt premium on 2003 and 2004 swaps	—	1,945	732

	—	112,835	163,130

Total Debt	$65,203	$210,708	$221,937

(a)	reflects the portion of the Senior Notes that was redeemed from bondholders on January 5, 2010 (see below).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Senior Notes
On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of its outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $51,479 and on June 15, 2010, the Company redeemed from bondholders the remaining $110,890 aggregate principal amount of its outstanding Senior Notes for a total consideration of $112,530. In connection with the redemptions, the Company recognized losses, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations totaling approximately $2,055 and $3,747, for the Three and Six Months Ended July 3, 2010, respectively, which included $1,640 and $3,119 of premium expense, the write-off of approximately $1,594 and $2,411 of deferred financing costs and $1,179 and $1,783 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below) for the Three and Six Months Ended July 3, 2010, respectively. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S. and borrowings under its New Credit Agreement (defined below).
The aggregate principal amount outstanding under the Senior Notes was $0 as of July 3, 2010 and $160,890 at January 2, 2010 and at July 4, 2009.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement” and, together with the 2003 Swap Agreement, the “Swap Agreements”) with respect to the Senior Notes for a total notional amount of $75,000. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479. Both debt premiums were being amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature). The Senior Notes were fully repaid on June 15, 2010 and the remaining deferred premium was written off. During the Three and Six Months Ended July 3, 2010, $1,244 and $1,945, respectively, was amortized, including $1,179 and $1,783, respectively, related to the redemption of the Senior Notes (see above). The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the Swap Agreements and the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of January 2, 2010 and 7.77% as of July 4, 2009.
As of July 3, 2010 and January 2, 2010, the Company had no outstanding interest rate swap agreements. The fair values of the Company’s Swap Agreements at July 4, 2009 reflect the termination premium or termination discount that the Company would have realized if such Swap Agreements had been terminated on that date. Since the provisions of the Company’s Swap Agreements matched the provisions of the Company’s outstanding Senior Notes (the “Hedged Debt”), changes in the fair values of the Swap Agreements did not have any effect on the Company’s results of operations for the Three and Six Months Ended July 4, 2009 but were recorded in the Company’s Consolidated Balance Sheets as of that date in Other assets with a corresponding increase in the Hedged Debt.
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
At July 3, 2010, the New Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at July 3, 2010) or (ii) LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.28% at July 3, 2010) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. At July 3, 2010, the New Canadian Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.25% at July 3, 2010) or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.5% at July 3, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
As of July 3, 2010, the Company had $25,322 in loans and approximately $85,718 in letters of credit outstanding under the New Credit Agreement, leaving approximately $110,750 of availability. As of July 3, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $19,690. As of July 3, 2010, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the Company’s 2006 acquisition of certain parts of its Calvin Klein businesses, the Company assumed certain short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $38,289 at July 3, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.49% as of July 3, 2010, 2.18% as of January 2, 2010 and 2.39% as of July 4, 2009. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 3, 2010 for additional terms of no more than 12 months. At July 3, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with a total outstanding balance of $1,592, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheet, which was secured by an equal amount of WBR’s trade accounts receivable. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1,568, with an interest rate of 4.7% per annum at July 4, 2009, all of which had been repaid as of January 2, 2010 and July 3, 2010.
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at July 3, 2010, January 2, 2010 and July 4, 2009.
Share Repurchase Programs
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. All repurchases of shares under the new program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the first quarter of Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69,004 (an average cost of $46.31 per share). At July 3, 2010, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $106,916 (an average cost of $35.64 per share) under the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Stock Incentive Plans
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Six Months Ended July 3, 2010 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 2, 2010	2,462,346	$26.79
Granted	378,650	43.13
Exercised	(228,627)	22.24
Forfeited / Expired	(54,614)	35.95

Outstanding as of July 3, 2010	2,557,755	$29.46

Options Exercisable as of July 3, 2010	1,642,755	$24.96

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Six Months Ended July 3, 2010 is presented below:

		Weighted
	Restricted	Average Grant
	shares/units	Date Fair Value
Unvested as of January 2, 2010	751,108	$32.78
Granted	240,410	43.43
Vested (a)	(196,041)	34.22
Forfeited	(25,781)	35.67

Unvested as of July 3, 2010	769,696	$35.64

(a)	does not include an additional 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement-Eligible employees, for which the requisite service period has been completed on the grant date but the restrictions will not lapse until the end of the three-year vesting period.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
In calculating the fair value of the award under the market condition, the Monte Carlo simulation model utilizes multiple input variables over the Measurement Period in order to determine the probability of satisfying the market condition stipulated in the award. The Monte Carlo simulation model computed simulated TSR’s for the Company and Peer Companies during the Remaining Measurement Period with the following inputs: (i) stock price on the grant date (ii) expected volatility; (iii) risk-free interest rate; (iv) dividend yield and (v) correlations of historical common stock returns between the Company and the Peer Companies and among the Peer Companies. Expected volatilities utilized in the Monte Carlo model are based on historical volatility of the Company’s and the Peer Companies’ stock prices over a period equal in length to that of the Remaining Measurement Period. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant with a term equal to the Measurement Period assumption at the time of grant.
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period included the following assumptions:

Weighted average risk free rate of return	1.25%
Dividend yield	—
Expected volatility — Company	65.0%
Expected volatility — Peer Companies	39.8% - 114.1%
Remaining measurement period	2.83 years
The Company recorded compensation expense for the Performance Awards during the Six Months Ended July 3, 2010 based on the performance condition.
Performance share activity for the Six Months Ended July 3, 2010 was as follows:

Weighted
Average
	Performance	Grant Date
	Shares	Fair Value
Unvested as of January 2, 2010	—	$—
Granted	75,750	43.28
Vested (a)	—	—
Forfeited	—	—

Unvested as of July 3, 2010	75,750	$43.28

(a)	does not include 34,300 Performance Awards granted to Retirement Eligible employees, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 16—Supplemental Cash Flow Information

	Six Months Ended
	July 3, 2010	July 4, 2009

Cash paid (received) during the period for:
Interest expense	$9,310	$11,585
Interest income	(445)	(1,233)
Income taxes, net of refunds received	14,669	14,676
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	4,999	4,279
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 556,328 and 526,413 shares for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and 577,924 and 511,771 shares for the Six Months Ended July 3, 2010 and July 4, 2009, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$78,339	$57,234
Less: allocation to participating securities	(995)	(639)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$77,344	$56,595

Income (loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(430)	$(1,903)
Less: allocation to participating securities	5	21

Income (loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(425)	$(1,882)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$77,909	$55,331
Less: allocation to participating securities	(990)	(618)

Net income attributable to Warnaco Group, Inc. common shareholders	$76,919	$54,713

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	44,943,829	45,356,680

Income per common share from continuing operations	$1.72	$1.25
Income per common share from discontinued operations	(0.01)	(0.04)

Net income per common share	$1.71	$1.21

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	44,943,829	45,356,680
Effect of dilutive securities:
Stock options and restricted stock units	992,667	522,773

Weighted average number of shares and share equivalents used in computing income per common share	45,936,496	45,879,453

Income per common share from continuing operations	$1.68	$1.23
Income per common share from discontinued operations	(0.01)	(0.04)

Net income per common share	$1.67	$1.19

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	399,034	1,270,349

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended
	July 3, 2010	July 4, 2009
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$30,027	$18,642
Less: allocation to participating securities	(371)	(214)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$29,656	$18,428

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(93)	$(882)
Less: allocation to participating securities	1	10

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(92)	$(872)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$29,934	$17,760
Less: allocation to participating securities	(370)	(204)

Net income attributable to Warnaco Group, Inc. common shareholders	$29,564	$17,556

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	44,468,794	45,412,175

Income per common share from continuing operations	$0.67	$0.41
(Loss) per common share from discontinued operations	(0.01)	(0.02)

Net income per common share	$0.66	$0.39

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	44,468,794	45,412,175
Effect of dilutive securities:
Stock options and restricted stock units	957,838	598,695

Weighted average number of shares and share equivalents used in computing income per common share	45,426,632	46,010,870

Income per common share from continuing operations	$0.65	$0.40
(Loss) per common share from discontinued operations	—	(0.02)

Net income per common share	$0.65	$0.38

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	399,034	431,000

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

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
OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”) from Doyle & Bossiere Fund I, LLC (“Doyle”) and certain minority shareholders of OP. The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers of OP under certain circumstances. On November 6, 2006, the Company sold the OP business to a third party. On May 23, 2007, Doyle filed a demand against the Company for arbitration before Judicial Arbitration and Mediation Services in Orange County, California, alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. The complaint seeks monetary damages and other relief. The Company believes that Doyle’s lawsuit is without merit and intends to defend itself vigorously. The Company believes that it has adequately reserved for this matter.
Lejaby Claims: On March 10, 2008, the Company sold its Lejaby business to Palmers Textil AG (“Palmers”). On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that the Palmers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it has adequately reserved for these claims.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 19 — Commitments
Except as set forth in the table below, the contractual obligations and commitments in existence as of July 3, 2010 did not differ materially from those disclosed as of January 2, 2010 in the Company’s Annual Report on Form 10-K for Fiscal 2009.

	Payments Due by Year
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases entered into during the Six Months Ended July 3, 2010	$13,990	$11,329	$6,749	$3,602	$1,975	$2,642	$40,287
Other contractual obligations pursuant to agreements entered into during the Six Months Ended July 3, 2010	6,722	1,816	1,036	49	51	18	9,692

Total	$20,712	$13,145	$7,785	$3,651	$2,026	$2,660	$49,979

Contractual obligations as of January 2, 2010 (as reported in the Company’s Form 10-K for Fiscal 2009) included approximately $37,000 related to a 15 year lease contract for a new distribution center in the Netherlands (the “DC”) that was entered into by the Company’s Netherlands subsidiary. In the event of default by the Netherlands subsidiary in making rental payments under the lease, the Warnaco Group Inc. has issued a guarantee to the lessor for those payments.
At July 3, 2010, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $304,848, of which $298,005 is payable in 2010 and $6,843 is payable in 2011.
As of July 3, 2010, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements and Item 3 — Qualitative and Quantitative Disclosures About Market Risk —Foreign Exchange Risk).
As of July 3, 2010, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $2,500 and $5,000 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Consolidated Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) will contain 52 weeks of operations and the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) contained 52 weeks of operations. Additionally, the period from April 4, 2010 to July 3, 2010 (the “Three Months Ended July 3, 2010”) and the period from April 5, 2009 to July 4, 2009 (the “Three Months Ended July 4, 2009”) each contained thirteen weeks of operations and the period from January 3, 2010 to July 3, 2010 (the “Six Months Ended July 3, 2010”) and the period from January 4, 2009 to July 4, 2009 (the “Six Months Ended July 4, 2009”) each contained twenty-six weeks of operations.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a line of highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet. As of July 3, 2010, the Company operated: (i) 1,214 Calvin Klein retail stores worldwide (consisting of 266 free-standing stores (including 157 full price and 109 outlet stores), 946 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store and (ii) one Speedo® on-line store. As of July 3, 2010, there were also 589 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
Highlights for the Three and Six Months Ended July 3, 2010 included:
•	Net revenue increased $63.9 million, or 14.0%, to $519.3 million for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009 and increased $114.2 million, or 11.5%, to $1,107.5 million for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009, reflecting increases of $32.0 million and $69.3 million, respectively, in the Sportswear Group, $30.1 million and $51.2 million, respectively, in the Intimate Apparel Group, and, in the Swimwear Group, an increase of $1.8 million and a decrease of $6.3 million, respectively. Net revenue includes increases of $4.8 million and $32.4 million due to the favorable effect of fluctuations in certain foreign currency exchange rates (see below) for the Three and Six Months Ended July 3, 2010, respectively.
•	Operating income increased $14.3 million, or 34.9%, to $55.3 million for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009 and increased $29.5 million, or 28.1%, to $134.8 million for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009. Operating income includes increases of $8.8 million and $16.1 million due to the favorable effect of fluctuations in certain foreign currency exchange rates (see below) for the Three and Six Months Ended July 3, 2010, respectively. Operating income includes restructuring charges of $1.1 million and $2.1 million for the Three and Six Months Ended July 3, 2010, respectively, and $1.5 million and $10.0 million for the Three and Six Months Ended July 4, 2009, respectively.

•	Both net revenues and operating income for the Three and Six Months Ended July 3, 2010 were favorably affected by fluctuations in foreign currencies. On average, for the Three and Six Months Ended July 3, 2010 compared to the Three and Six Months Ended July 4, 2009, the U.S. dollar weakened relative to functional currencies, other than the Euro, of countries where the Company conducts a majority of its foreign operations (primarily the Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso), as follows: the U.S. dollar weakened relative to the Korean Won by 11% and 16%, the Canadian Dollar by 12% and 15%, the Brazilian Real by 17% and 23% and the Mexican Peso by 7% and 9%, respectively. However, on average, for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009, the U.S. dollar strengthened relative to the Euro by 6% and was substantially unchanged for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009 (see Item 3. Quantitative and Qualitative Disclosure About Market Risk — Foreign Exchange Risk, below).
•	Income from continuing operations, on a GAAP basis, for the Three Months Ended July 3, 2010 was $0.65 per diluted share, a 63% increase compared to the $0.40 per diluted share for the Three Months Ended July 4, 2009. On a non-GAAP basis (excluding restructuring expense, pension expense (income) and certain other items (see Non-GAAP Measures, below)), income from continuing operations for the Three Months Ended July 3, 2010 was $0.71 per diluted share, a 51% increase compared to the $0.47 per diluted share for the Three Months Ended July 4, 2009.
•	Income from continuing operations, on a GAAP basis, for the Six Months Ended July 3, 2010 was $1.68 per diluted share, a 37% increase compared to the $1.23 per diluted share for the Six Months Ended July 4, 2009. On a non-GAAP basis (excluding restructuring expense, pension expense (income) and certain other items (see Non-GAAP Measures, below)), income from continuing operations for the Six Months Ended July 3, 2010 was $1.80 per diluted share, a 25% increase compared to the $1.44 per diluted share for the Six Months Ended July 4, 2009.
•	During the first fiscal quarter of 2010, the Company completed all remaining share repurchases under its 2007 Share Repurchase Program by repurchasing 1,490,131 shares of common stock for a total of $69.0 million (based on an average of $46.31 per share). In May 2010, the Company’s Board of Directors approved the 2010 Share Repurchase Program (as defined below, see Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), which allows the Company to repurchase up to 5.0 million shares of its common stock.
•	At July 3, 2010, the Company had cash and cash equivalents of $172.9 million. The Company’s total debt at July 3, 2010 was $65.2 million after redemption from bondholders on June 15, 2010 of the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million and on January 5, 2010, of $50.0 million aggregate principal amount of its outstanding Senior Notes for a total consideration of $51.5 million.
•	Inventories at July 3, 2010 were down $14.0 million, or 4.8%, from the balance at July 4, 2009, primarily as a result of the Company’s initiative to reduce inventory levels.
•	On April 29, 2010, the Company entered into agreements for the purchase of a distributor’s business in southern Asia for total consideration of approximately $2.9 million and on June 1, 2010, the Company entered into agreements for the purchase of a distributor’s business in the People’s Republic of China for total consideration of approximately $5.9 million.

Non-GAAP Measures
The Company’s reported financial results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The reported operating income, income from continuing operations and diluted earnings per share from continuing operations reflect certain items which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined by Regulation S-K section 10(e) issued by the Securities and Exchange Commission (“SEC”), to exclude the effect of these items. The Company’s computation of these non-GAAP measures may vary from others in its industry. These non-GAAP financial measures are not intended to be, and should not be, considered in isolation from or as a substitute for the most directly comparable GAAP financial measure to which they are reconciled, as presented in the following table:

	Three Months Ended		Six Months Ended
	July 3, 2010	July. 4, 2009	July 3, 2010	July 4, 2009
	(Dollars in thousands, except per share amounts)

Operating income, as reported	$55,318	$40,999	$134,816	$105,273
Restructuring charges and pension (a)	1,132	2,068	2,070	11,176
Other (b)	—	(260)	—	(520)

Operating income, as adjusted	$56,450	$42,807	$136,886	$115,929

Income from continuing operations, as reported	$30,027	$18,642	$78,339	$57,234
Restructuring charges and pension (c)	858	1,430	1,340	7,923
Costs related to the redemption of Debt (d)	1,354	—	2,368	—
Other (b)	—	(156)	—	(312)
Taxation (e)	446	2,059	1,554	1,731

Income from continuing operations, as adjusted	$32,685	$21,975	$83,601	$66,576

Diluted earnings per share from continuing operations, as reported	$0.65	$0.40	$1.68	$1.23
Restructuring charges and pension	0.02	0.03	0.03	0.17
Costs related to the redemption of Debt	0.03	—	0.05	—
Other	—	—	—	—
Taxation	0.01	0.04	0.04	0.04

Diluted earnings per share from continuing operations, as adjusted	$0.71	$0.47	$1.80	$1.44

(a)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis without the effects of restructuring charges of $1,154 and $1,474 for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $2,113 and $10,045 for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, and pension (income) expense of $(22) and $594 for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $(43) and $1,131 for the Six Months Ended July 3, 2010 and July 4, 2009, respectively.

(b)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis with an additional charge of $260 and $520 for the Three Months and Six Months Ended July 4, 2009 for amortization expense related to the correction of amounts recorded in prior periods in connection with the recapture of cancellation of indebtedness income and to reflect these items net of income tax effects of $104 and $208, respectively.

(c)	Adjustment to reflect the items in (a), above, net of income tax effects of $274 and $638 for the Three Months Ended July 3, 2010 and the Three Months Ended July 4, 2009, respectively, and $730 and $3,253 for the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009, respectively.

(d)	This adjustment seeks to present the Company’s Consolidated Condensed Statements of Operations on a continuing basis without the effects of charges of $2,055, net of income tax effects of $701 and charges of $3,747, net of income tax effects of $1,379, related to the repurchase of a portion of its Senior Notes during the Three Months and Six Months Ended July 3, 2010.

(e)	Adjustment to reflect the Company’s income from continuing operations at tax rates of 33.3% and 33.9%, which reflect the Company’s normalized tax rates for the Fiscal 2010 and Fiscal 2009, respectively, excluding the effect of restructuring charges, pension expense, charges related to the repurchase of Senior Notes during the Three and Six Months Ended July 3, 2010 and amortization expense during the Three and Six Months Ended July 4, 2009, and certain other tax-related items.
The Company believes it is valuable for users of its financial statements to be made aware of the non-GAAP financial information as such measures are used by management to evaluate the operating performance of the Company’s continuing businesses on a comparable basis and to make operating and strategic decisions. Such non-GAAP measures will also enhance users’ ability to analyze trends in the Company’s business. In addition, the Company uses performance targets based, in part, on non-GAAP operating income and diluted earnings per share as a component of the measurement of incentive compensation.

Furthermore, the Warnaco Group Inc. is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by the Company from translating its foreign revenues into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results. As a supplement to its reported operating results, the Company presents constant currency financial information, which is a non-GAAP financial measure. The Company uses constant currency information to provide a framework to assess how its businesses performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparisons of operating results and better identify trends in the Company’s businesses.
To calculate the increase in segment revenues on a constant currency basis, operating results for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
These constant currency performance measures should be viewed in addition to, and not in isolation from, or as a substitute to, the Company’s operating performance measures calculated in accordance with GAAP. The constant currency information presented in the following tables may not be comparable to similarly titled measures reported by other companies.
NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)
(Unaudited)

	Three Months Ended July 3, 2010
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$244,044	$4,057	$239,987
Intimate Apparel Group	199,116	577	198,539
Swimwear Group	76,174	142	76,032

Net revenues	$519,334	$4,776	$514,558

By Region:
United States	$261,964	$—	$261,964
Europe	99,831	(6,844)	106,675
Asia	83,492	3,881	79,611
Canada	29,866	3,007	26,859
Mexico, Central and South America	44,181	4,732	39,449

Total	$519,334	$4,776	$514,558

NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)
(Unaudited)

	Six Months Ended July 3, 2010
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$550,390	$21,177	$529,213
Intimate Apparel Group	393,058	9,521	383,537
Swimwear Group	164,050	1,748	162,302

Net revenues	$1,107,498	$32,446	$1,075,052

By Region:
United States	$532,714	$—	$532,714
Europe	257,133	1,989	255,144
Asia	180,565	12,780	167,785
Canada	55,362	7,051	48,311
Mexico, Central and South America	81,724	10,626	71,098

Total	$1,107,498	$32,446	$1,075,052

Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2009 for a discussion of the Company’s critical accounting policies.
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
In calculating the fair value of the award under the market condition, the Monte Carlo simulation model utilizes multiple input variables over the Measurement Period in order to determine the probability of satisfying the market condition stipulated in the award. The Monte Carlo simulation model computed simulated TSR’s for the Company and Peer Companies during the Remaining Measurement Period with the following inputs: (i) stock price on the grant date (ii) expected volatility; (iii) risk-free interest rate; (iv) dividend yield and (v) correlations of historical common stock returns between the Company and the Peer Companies and among the Peer Companies. Expected volatilities utilized in the Monte Carlo model are based on historical volatility of the Company’s and the Peer Companies’ stock prices over a period equal in length to that of the Remaining Measurement Period. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant with a term equal to the Measurement Period assumption at the time of grant.
For all employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during the Six Months Ended July 3, 2010 of approximately $7.1 million, from the Six Months Ended July 4, 2009, primarily related to the Retirement Eligibility feature described above.

Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Six Months Ended July 3, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.
Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three and Six Months Ended July 3, 2010 compared to the Three and Six Months Ended July 4, 2009. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for each of the Three Months Ended July 3, 2010 and for the Three Months Ended July 4, 2009 and twenty-six weeks of activity for each of the Six Months Ended July 3, 2010 and for the Six Months Ended July 4, 2009.

	Three Months		Three Months		Six Months		Six Months
	Ended July 3,	% of Net	Ended July 4,	% of Net	Ended July 3,	% of Net	Ended July 4,	% of Net
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
	(in thousands of dollars)
Net revenues	$519,334	100.0%	$455,432	100.0%	$1,107,498	100.0%	$993,275	100.0%
Cost of goods sold	289,592	55.8%	266,432	58.5%	610,638	55.1%	578,990	58.3%

Gross profit	229,742	44.2%	189,000	41.5%	496,860	44.9%	414,285	41.7%
Selling, general and administrative expenses	171,860	33.1%	145,256	31.9%	356,833	32.2%	303,603	30.6%
Amortization of intangible assets	2,586	0.5%	2,151	0.5%	5,254	0.5%	4,278	0.4%
Pension expense (income)	(22)	0.0%	594	0.1%	(43)	0.0%	1,131	0.1%

Operating income	55,318	10.7%	40,999	9.0%	134,816	12.2%	105,273	10.6%
Other (loss)	5,730		2,799		7,550		2,395
Interest expense	4,259		5,799		9,237		11,868
Interest income	(487)		(416)		(1,493)		(824)

Income from continuing operations before provision for income taxes and noncontrolling interest	45,816		32,817		119,522		91,834
Provision for income taxes	15,789		13,263		41,183		33,430

Income from continuing operations before noncontrolling interest	30,027		19,554		78,339		58,404
(Loss) from discontinued operations, net of taxes	(93)		(882)		(430)		(1,903)

Net income	29,934		18,672		77,909		56,501
Less: Net Income attributable to the noncontrolling interest	—		(912)		—		(1,170)

Net income attributable to Warnaco Group, Inc.	$29,934		$17,760		$77,909		$55,331

Net Revenues
Net revenues by group were as follows:

	Three Months	Three Months				Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase		Constant $	Ended July 3,	Ended July 4,	Increase		Constant $
	2010	2009	(Decrease)	% Change	% Change	2010	2009	(Decrease)	% Change	% Change
	(in thousands of dollars)
Sportswear Group	$244,044	$212,057	$31,987	15.1%	13.1%	$550,390	$481,114	$69,276	14.4%	9.9%
Intimate Apparel Group	199,116	168,954	30,162	17.9%	17.6%	393,058	341,777	51,281	15.0%	12.4%
Swimwear Group	76,174	74,421	1,753	2.4%	2.1%	164,050	170,384	(6,334)	-3.7%	-4.8%

Net revenues (a)	$519,334	$455,432	$63,902	14.0%	13.0%	$1,107,498	$993,275	$114,223	11.5%	8.2%

(a)	includes net revenues of Calvin Klein businesses of $358.0 million and $304.5 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, (an increase of 17.5%) and $778.8 million and $685.4 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively (an increase of 13.6%).
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
The changes in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for the Three Months Ended July 3, 2010 relative to the Three Months Ended July 4, 2009 reflect:
•	an increase of $43.1 million in wholesale and $20.8 million in retail net revenues, which includes an increase in domestic net revenues of $29.6 million and an increase in international net revenues of $34.3 million. The increase in international net revenues includes a $4.8 million increase due to the favorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations (primarily the Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso), partially offset by the unfavorable effect of foreign currency exchange fluctuations in the Euro. International net revenues also include an increase of 3.1% from comparable store sales during the Three Months Ended July 3, 2010.

Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
The changes in net revenues for the Sportswear, Intimate Apparel and Swimwear Groups for the Six Months Ended July 3, 2010 relative to the Six Months Ended July 4, 2009 reflect:
•	an increase of $63.5 million in wholesale and $50.7 million in retail net revenues, which includes an increase in domestic net revenues of $30.7 million and an increase in international net revenues of $83.5 million. The increase in international net revenues includes a $32.4 million increase due to the favorable effect of fluctuations in foreign currency exchange rates in countries where the Company conducts certain of its operations. International net revenues also include an increase of 4.4% from comparable store sales during the Six Months Ended July 3, 2010.
The following table summarizes the Company’s net revenues by channel of distribution and region for the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009:

	Six Months	Six Months
	Ended July 3,	Ended July 4,
	2010	2009
United States — wholesale
Department stores and independent retailers	11%	10%
Specialty stores	8%	9%
Chain stores	9%	9%
Mass merchandisers	2%	2%
Membership clubs	7%	10%
Off price and other	10%	10%

Total United States — wholesale	47%	50%
International — wholesale	30%	30%
Retail (a)	23%	20%

Net revenues — consolidated	100%	100%

(a)	for the Six Months Ended July 3, 2010 and the Six Months Ended July 4, 2009, 97.2% and 96.7%, respectively, of retail net revenues were derived from the Company’s international operations.
The following tables summarize the Company’s net revenues by channel of distribution and region for the Three and Six Months Ended July 3, 2010 and the Three and Six Months Ended July 4, 2009:
By Region:

	Net Revenues					Net Revenues
	Three Months	Three Months				Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase /		Constant $	Ended July	Ended July 4,	Increase /		Constant $
	2010	2009	(Decrease)	% Change	% Change	3, 2010	2009	(Decrease)	% Change	% Change
	(in thousands of dollars)					(in thousands of dollars)
United States	$261,964	$232,320	$29,644	12.8%	12.8%	$532,714	$502,064	$30,650	6.1%	6.1%
Europe	99,831	98,274	1,557	1.6%	8.6%	257,133	240,989	16,144	6.7%	5.9%
Asia	83,492	70,214	13,278	18.9%	13.5%	180,565	152,393	28,172	18.5%	10.1%
Canada	29,866	29,226	640	2.2%	-8.1%	55,362	49,923	5,439	10.9%	-3.2%
Mexico, Central and South America	44,181	25,398	18,783	74.0%	55.3%	81,724	47,906	33,818	70.6%	48.4%

	$519,334	$455,432	$63,902	14.0%	13.0%	$1,107,498	$993,275	$114,223	11.5%	8.2%

By Channel:

	Net Revenues				Net Revenues
	Three Months	Three Months			Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase /		Ended July 3,	Ended July 4,	Increase /
	2010	2009	Decrease)	% Change	2010	2009	Decrease)	% Change
	in thousands of dollars				in thousands of dollars
Wholesale	$392,918	$349,798	$43,120	12.3%	$857,030	$793,464	$63,566	8.0%
Retail	126,416	105,634	20,782	19.7%	250,468	199,811	50,657	25.4%

Total	$519,334	$455,432	$63,902	14.0%	$1,107,498	$993,275	$114,223	11.5%

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase		Ended July 3,	Ended July 4,	Increase
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$127,708	$116,397	$11,311	9.7%	$318,909	$298,686	$20,223	6.8%
Chaps	49,727	43,022	6,705	15.6%	95,951	80,102	15,849	19.8%

Sportswear wholesale	177,435	159,419	18,016	11.3%	414,860	378,788	36,072	9.5%
Sportswear retail	66,609	52,638	13,971	26.5%	135,530	102,326	33,204	32.4%

Sportswear Group (a) (b)	$244,044	$212,057	$31,987	15.1%	$550,390	$481,114	$69,276	14.4%

(a)	Includes net revenues of $17.3 million and $12.7 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $55.2 million and $39.3 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	In order to conform to the Company’s current presentation, approximately $10.8 million and $21.3 million of Calvin Klein underwear net revenues for the Three and Six Months Ended July 4, 2009, respectively, which had previously been included in the Sportswear Group, were reclassified to the Intimate Apparel Group.
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Sportswear Group net revenues increased $32.0 million to $244.1 million for the Three Months Ended July 3, 2010 from $212.1 million for the Three Months Ended July 4, 2009, reflecting an increase of $18.0 million in Sportswear wholesale and an increase of $14.0 million in Sportswear retail. Sportswear Group net revenues include a $4.1 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. Sportswear Group net revenues from international operations increased $23.2 million and from domestic operations increased $8.8 million. The increase in Sportswear Group net revenues from international operations included a 2.6% increase from comparable store sales during the Three Months Ended July 3, 2010.
The increase in Sportswear wholesale net revenues (in local currency) primarily reflects:
Calvin Klein Jeans:
Increases in sales:
•	in Europe of accessories;

•	in the U.S. to stores operated by Calvin Klein Inc. (“CKI”), as well as to the off-price channel;

•	in Canada to department stores, membership clubs, and independent retailers;

•	in Mexico and Central and South America to department stores and membership clubs; and

•	in Asia, primarily due to an increase in the expansion of the distribution network in the People’s Republic of China and southern Asia partially offset by decreases in sales:

•	in the U.S. to department stores and membership clubs (decreases in membership clubs primarily relate to the timing of shipments);

•	in Europe to department stores, independent retailers and specialty stores and the off-price channel;

•	in Canada to off-price channels; and

•	in Asia in the off-price channel primarily due to lower levels of excess inventory and fewer promotional sales.
Chaps:
Increases in sales:

•	in the U.S. in the chain store and off-price channels and in department store channel, primarily due to a new customer in 2010; and
•	in Canada to department stores, off-price channels and independent retailers partially offset by decreases in sales:
•	in Canada to membership clubs, primarily due to timing of shipments (certain shipments are expected to occur in third quarter 2010, while comparable shipments occurred in the second quarter 2009); and

•	in Mexico and Central and South America in department stores.

The increase in Sportswear retail net revenue (in local currency) primarily reflects:
Increases in sales:
•	in Canada, Central and South America, Europe and Asia due to the addition of new stores opened by the Company and acquired by the Company (including the eight stores acquired in Brazil in the fourth quarter of 2009 and twenty-two stores acquired in southern Asia in the second quarter of 2010), and due to an increase in comparable store sales in Central and South America, Europe and Asia.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Sportswear Group net revenues increased $69.3 million to $550.4 million for the Six Months Ended July 3, 2010 from $481.1 million for the Six Months Ended July 4, 2009, reflecting an increase of $36.1 million in Sportswear wholesale and an increase of $33.2 million in Sportswear retail. Sportswear Group net revenues include a $21.2 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. Sportswear Group net revenues from international operations increased $50.3 million and from domestic operations increased $19.0 million. The increase in Sportswear Group net revenues from international operations included a 4.9% increase from comparable store sales during the Six Months Ended July 3, 2010.
The increase in Sportswear wholesale net revenues (in local currency) primarily reflects:
Calvin Klein Jeans:
Increases in sales:
•	in Europe of accessories;

•	in the U.S. to department stores, the off-price channel and stores operated by CKI;

•	in Canada to department stores;

•	in Mexico and Central and South America to department and specialty stores and membership clubs; and

•	in Asia, primarily due to an increase in the expansion of the distribution network in the People’s Republic of China and southern Asia partially offset by decreases in sales:

•	in the U.S to membership clubs, primarily related to the timing of shipments;

•	in Europe to independent retailers and specialty stores and the off-price channel;
•	in Canada to off-price channels, membership clubs, and independent retailers, primarily due to timing of shipments (shipments are expected to occur in the second half of 2010 where comparable shipments occurred in the first half of 2009; and

•	in Asia in the off-price channel primarily due to lower levels of excess inventory and fewer promotional sales.
Chaps:
Increases in sales:
•	in the U.S. in the chain store and off-price channels and in department store channel, primarily due to a new customer in 2010; and
•	in Canada to department stores, off-price channels, and independent retailers partially offset by decreases in sales:
•	in Canada to membership clubs, primarily due to timing of shipments (certain shipments are expected to occur in third quarter 2010, while comparable shipments occurred in the second quarter 2009); and

•	in Mexico and Central and South America to department stores.
The increase in Sportswear retail net revenue (in local currency) primarily reflects:
Increases in sales:
•	in Canada, Central and South America, Europe and Asia due to the addition of new stores opened by the Company and acquired by the Company (including the eight stores acquired in Brazil in the fourth quarter of 2009 and twenty-two stores acquired in southern Asia in the second quarter of 2010), and an increase in comparable store sales in Central and South America, Europe and Asia.

Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase		Ended July 3,	Ended July 4,	Increase
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$99,860	$78,961	$20,899	26.5%	$195,552	$175,690	$19,862	11.3%
Core Intimates	45,858	43,448	2,410	5.5%	91,393	77,422	13,971	18.0%

Intimate Apparel wholesale	145,718	122,409	23,309	19.0%	286,945	253,112	33,833	13.4%
Calvin Klein Underwear retail	53,398	46,545	6,853	14.7%	106,113	88,665	17,448	19.7%

Intimate Apparel Group (a)	$199,116	$168,954	$30,162	17.9%	$393,058	$341,777	$51,281	15.0%

(a)	Includes approximately $10.8 million and $21.3 million for the Three and Six Months Ended July 4, 2009, respectively, related to certain sales of Calvin Klein underwear, previously included in the Sportswear Group, in order to conform to the current period presentation.
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Intimate Apparel Group net revenues increased $30.2 million to $199.1 million for the Three Months Ended July 3, 2010 from $169.0 million for the Three Months Ended July 4, 2009, reflecting an increase of $23.3 million in Intimate Apparel wholesale and an increase of $6.9 million in Calvin Klein Underwear retail. Intimate Apparel Group net revenues include a $0.6 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. Intimate Apparel Group net revenues from international operations increased $10.5 million and from domestic operations increased $19.6 million. The increase in Intimate Apparel Group net revenues from international operations included a 4.3% increase from comparable store sales during the Three Months Ended July 3, 2010.
The increase in Intimate Apparel wholesale net revenue (in local currency) primarily reflects:
Calvin Klein Underwear:
Increases in sales:
•	in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line;
•	in the U.S. in membership clubs primarily due to timing of certain shipments (shipments occurred in the second quarter of 2010 and are expected to take place in the third and fourth quarters of 2010, while comparable shipments occurred during the first quarter of 2009);
•	in the U.S. in the off-price channel primarily due to additional off-price products offered;

•	in Mexico and Central and South America to membership clubs and specialty stores;

•	in Canada to department stores, off-price channels, and independent retailers; and

•	in Asia primarily due to the expansion of the Company’s distribution networks in China and southern Asia partially offset by decreases in sales:
•	in Canada to membership clubs primarily due to timing of shipments (shipments occurred in the first quarter of 2010 while comparable shipments occurred in the second quarter of 2009); and

•	in Asia to the off-price channel, primarily due to lower levels of excess inventory and fewer promotional sales.
Core Intimates:
Increases in sales:

•	in the U.S. in the off-price channel (primarily due to additional offerings) and in the mass merchandisers channel primarily due to a new customer;
•	in Mexico and Central and South America in membership clubs and department stores partially offset by a decline in sales:

•	in the U.S. in the membership club channel; and
•	in Canada, primarily due to timing-related changes to mass merchandisers, and independent retailers (certain shipments occurred in the first quarter 2010 while comparable shipments occurred in the second quarter 2009), and off-price channels due to lower excess inventory.
The increase in Calvin Klein Underwear retail net revenue (in local currency) primarily reflects:
•	in Canada, Asia, Europe, and Central and South America due to the addition of new stores opened by the Company and acquired by the Company (including the eight stores acquired in Brazil in the fourth quarter of 2009 and twenty-two stores acquired in southern Asia in the second quarter of 2010), and an increase in comparable store sales in Europe, Asia, Canada and Central and South America.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Intimate Apparel Group net revenues increased $51.3 million to $393.1 million for the Six Months Ended July 3, 2010 from $341.8 million for the Six Months Ended July 4, 2009, reflecting an increase of $33.9 million in Intimate Apparel wholesale and an increase of $17.4 million in Calvin Klein Underwear retail. Intimate Apparel Group net revenues include a $9.5 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Intimate Apparel Group net revenues from international operations increased $29.8 million and from domestic operations increased $21.5 million. The increase in Intimate Apparel Group net revenues from international operations included a 4.3% increase from comparable store sales for the Six Months Ended July 3, 2010.
The increase in Intimate Apparel wholesale net revenue (in local currency) primarily reflects:
Calvin Klein Underwear:
Increases in sales:
•	in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line;
•	in the U.S. in the off-price channel primarily due to additional off-price products offered;

•	in Mexico and Central and South America to membership clubs and specialty stores;

•	in Canada to off-price channels and independent retailers; and
•	in Asia primarily related to the expansion of the Company’s distribution networks in China and southern Asia and the sale of off-season merchandise and promotional events and discounts partially offset by decreases in sales:
•	in the U.S. in membership clubs primarily due to timing of certain shipments which are expected to take place in the second half of 2010, while comparable shipments occurred during the first half of 2009;
•	in Europe to the off-price channel primarily due to lower levels of excess inventory; and
•	in Canada, to membership clubs primarily related to timing of shipments (shipments are expected to occur in the second half of 2010 where comparable shipments occurred in the second quarter of 2009).

Core Intimates:
Increases in sales:
•	in the U.S. to department stores, the chain store channel and the mass merchandisers channel primarily due to a new customer;
•	in the U.S. in the off-price channel primarily due to additional off-price offerings, partially offset by a decrease in sales primarily due to lower levels of excess inventory;
•	in the U.S. Warner’s products increased, primarily related to higher replenishment of successful styles and new product launches, in the department store and chain store channels and the launch of the Simply Perfect product line into the mass market channel; and
•	in the U.S. the Olga line increased, primarily related to higher replenishment of new styles and additional customers in the chain store and department store channels, beginning in the third quarter of 2009;
•	in Canada, to department stores and mass merchandisers; and

•	in Mexico and Central and South America in department stores and membership clubs partially offset by a decline in sales:

•	in the U.S. in the membership club channel; and

•	in Canada to off-price channels primarily due to lower levels of excess inventory.
The increase in Calvin Klein Underwear retail net revenue (in local currency) primarily reflects:
•	in Canada, Asia, Europe, and Central and South America the addition of new stores opened by the Company and acquired by the Company (including the eight stores acquired in Brazil in the fourth quarter of 2009 and twenty-two stores acquired in southern Asia in the second quarter of 2010), and an increase in comparable store sales in Europe, Asia, Canada and Central and South America.
Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase		Ended July	Ended July 4,	Increase
	2010	2009	(Decrease)	% Change	3, 2010	2009	(Decrease)	% Change
	(in thousands of dollars)
Speedo	$63,082	$61,747	$1,335	2.2%	$136,572	$145,520	$(8,948)	-6.1%
Calvin Klein	6,683	6,223	460	7.4%	18,653	16,044	2,609	16.3%

Swimwear wholesale	69,765	67,970	1,795	2.6%	155,225	161,564	(6,339)	-3.9%
Swimwear retail (a)	6,409	6,451	(42)	-0.7%	8,825	8,820	5	0.1%

Swimwear Group	$76,174	$74,421	$1,753	2.4%	$164,050	$170,384	$(6,334)	-3.7%

(a)	includes $3.7 million and $3.8 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $4.1 million and $4.0 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, related to Calvin Klein retail swimwear.
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Swimwear Group net revenues increased $1.8 million to $76.2 million for the Three Months Ended July 3, 2010 from $74.4 million for the Three Months Ended July 4, 2009, reflecting an increase of $1.8 million in Swimwear wholesale. Swimwear retail net revenues were substantially unchanged. Swimwear Group net revenues include a $0.1 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Swimwear Group net revenues from international operations increased $0.5 million and from domestic operations increased $1.3 million. The increase in Swimwear Group net revenues from international operations included a 4.7% decrease from comparable store sales for the Three Months Ended July 3, 2010.

The increase in Swimwear wholesale net revenues (in local currency) reflects:
Speedo:
Increases in sales:
•	in the U.S., primarily in the mass channel and sporting goods, specialty and department stores; and

•	in Canada, to mass merchandisers, chain stores and department stores partially offset by decreases in sales:

•	in the U.S. to membership clubs, team dealers, mid-tier and discounters; and

•	in Canada, to independent retailers.
Calvin Klein:
Increases in sales:
•	in the U.S. primarily due to improved delivery to department and specialty stores and the introduction of sales to membership clubs in 2010; and

•	in Canada, to independent retailers
partially offset by decreases in sales:
•	in Europe to department stores and independent retailers primarily due to timing of shipments (shipments occurred in the first quarter of 2010, while comparable shipments occurred in the second quarter of 2009); and
•	in Canada, to department stores and chain stores.
Swimwear retail net revenue (in local currency) reflects:
Increases in sales:

•	at the online Speedo store in the U.S.

partially offset by decreases in sales:

•	in Europe of Calvin Klein swimwear at outlet stores; and

•	in Canada a decrease in comparable store sales.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Swimwear Group net revenues decreased $6.3 million to $164.1 million for the Six Months Ended July 3, 2010 from $170.4 million for the Six Months Ended July 4, 2009, reflecting a decrease of $6.3 million in Swimwear wholesale. Swimwear retail net revenues were substantially unchanged. Swimwear Group net revenues include a $1.7 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Swimwear Group net revenues from international operations increased $3.6 million and from domestic operations declined $9.9 million. The increase in Swimwear Group net revenues from international operations included a 2.8% decrease from comparable store sales for the Six Months Ended July 3, 2010.
The decrease in Swimwear wholesale net revenues (in local currency) reflects:
Speedo:
Decreases in sales:
•	in the U.S., primarily due to lower sales volume in membership clubs, mid-tier and discounters;

•	in Canada, in off-price channels, and independent retailers; and

•	in Mexico and Central and South America in membership clubs

partially offset by increases in sales:

•	in the U.S. to department and specialty stores and the mass merchandisers channel; and

•	in Canada to chain stores, mass merchandisers and department stores.

Calvin Klein:
Increases in sales:
•	in the U.S. primarily due to improved delivery to department and specialty stores and the introduction of sales to membership clubs in 2010;

•	in Europe to department stores and independent retailers; and

•	in Canada to department stores

partially offset by decreases in sales:

•	in Canada to independent retailers and membership clubs.
Swimwear retail net revenue (in local currency) reflects:
•	in Europe an increase in sales volume at free-standing, concession and outlet stores;

offset by:

•	in Canada a decrease in comparable store sales.
Gross Profit
Gross profit was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 3,	Brand Net	Ended July 4,	Brand Net	Ended July 3,	Brand Net	Ended July 4,	Brand Net
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
	(in thousands of dollars)
Sportswear Group (a)	$103,419	42.4%	$84,536	39.9%	$241,566	43.9%	$196,991	40.9%
Intimate Apparel Group (a)	99,575	50.0%	78,026	46.2%	197,047	50.1%	158,540	46.4%
Swimwear Group	26,748	35.1%	26,438	35.5%	58,247	35.5%	58,754	34.5%

Total gross profit	$229,742	44.2%	$189,000	41.5%	$496,860	44.9%	$414,285	41.7%

(a)	reflects the reclassification of approximately $6.7 million and $13.4 million of gross profit related to certain sales of Calvin Klein underwear, previously reported in the Sportswear Group, to the Intimate Apparel Group for the Three Months and Six Months Ended July 4, 2009, respectively, in order to conform to the current presentation.
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Gross profit was $229.7 million, or 44.2% of net revenues, for the Three Months Ended July 3, 2010 compared to $189.0 million, or 41.5% of net revenues, for the Three Months Ended July 4, 2009. The $40.7 million increase in gross profit was due to increases in the Sportswear Group ($18.9 million), the Intimate Apparel Group ($21.5 million) and the Swimwear Group ($0.3 million). The 270 basis point increase in gross margin is primarily reflective of a favorable sales mix as the Company experienced an increase in full-price (and other more profitable channels) net revenues as a proportion of total net revenues, and the favorable effects of fluctuations in certain foreign currency exchange rates. Gross profit for the Three Months Ended July 3, 2010 includes an increase of $7.8 million due to foreign currency fluctuations.
Sportswear Group gross profit increased $18.9 million, and gross margin increased 250 basis points, for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009, reflecting a $17.0 million increase in the international business (primarily related to the favorable effect of fluctuations in exchange rates of certain foreign currencies, an increase in net sales and a favorable sales mix in Europe, particularly Calvin Klein accessories, and Asia), and a $1.9 million increase in the domestic business (primarily reflecting an increase in net revenues and a favorable sales mix).
Intimate Apparel Group gross profit increased $21.5 million and gross margin increased 380 basis points for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009 reflecting a $12.2 million increase in the international business (primarily related to increased net revenues and a favorable sales mix, partially offset by the unfavorable effect of fluctuations in exchange rates of foreign currencies), and a $9.3 million increase in the domestic business. The increase in the domestic business primarily reflects increased net revenues and a favorable product and channel mix.
Swimwear Group gross profit increased $0.3 million and gross margin decreased 40 basis points for the Three Months Ended July 3, 2010 compared to the Three Months Ended July 4, 2009. The increase in gross profit and decrease in gross margin primarily reflect an increase in sales volume and an unfavorable sales mix.

Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Gross profit was $496.9 million, or 44.9% of net revenues, for the Six Months Ended July 3, 2010 compared to $414.3 million, or 41.7% of net revenues, for the Six Months Ended July 4, 2009. The $82.6 million increase in gross profit was due to increases in the Sportswear Group ($44.6 million) and the Intimate Apparel Group ($38.5 million), partially offset by a decrease in the Swimwear Group ($0.5 million). The 320 basis point increase in gross margin is primarily reflective of a favorable sales mix as the Company experienced an increase in full-price (and other more profitable channels) net revenues as a proportion of total net revenues, and the favorable effects of fluctuations in foreign currency exchange rates. Gross profit for the Six Months Ended July 3, 2010 includes an increase of $24.3 million due to foreign currency fluctuations.
Sportswear Group gross profit increased $44.6 million, and gross margin increased 300 basis points, for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009, reflecting a $37.7 million increase in the international business (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, an increase in net sales in all geographies and a favorable sales mix in Europe, particularly Calvin Klein accessories, and Asia), and a $6.9 million increase in the domestic business (primarily reflecting an increase in net revenues and a favorable sales mix).
Intimate Apparel Group gross profit increased $38.5 million and gross margin increased 370 basis points for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009 reflecting a $26.6 million increase in the international business (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, increased net revenues and a favorable sales mix), and an $11.9 million increase in the domestic business. The increase in the domestic business primarily reflects increased net revenues and a favorable product and channel mix.
Swimwear Group gross profit decreased $0.5 million and gross margin increased 100 basis points for the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009. The decrease in gross profit and increase in gross margin primarily reflect a decrease in sales volume and a better sales mix.
Selling, General and Administrative Expenses
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Selling, general & administrative (“SG&A”) expenses increased $26.6 million to $171.9 million (33.1% of net revenues) for the Three Months Ended July 3, 2010 compared to $145.3 million (31.9% of net revenues) for the Three Months Ended July 4, 2009. The increase in SG&A expenses includes (i) an increase of $14.8 million in selling and distribution expenses primarily associated with the opening of additional retail stores in Europe, Asia, Canada and Brazil, partially offset by decreases due to cost savings resulting from restructuring activities during Fiscal 2009; (ii) an increase of $6.5 million in marketing expenses, including the launch of the Calvin Klein X product line of men’s underwear and (iii) an increase in administrative expenses of $5.6 million primarily related to amounts accrued for performance-based employee compensation, partially offset by a decline of $0.3 million in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements). The U.S. dollar strengthened during the Three Months Ended July 3, 2010 relative to certain functional currencies where the Company conducts certain of its operations compared to the Three Months Ended July 4, 2009, resulting in a $1.0 million decrease in SG&A.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Selling, general & administrative (“SG&A”) expenses increased $53.2 million to $356.8 million (32.2% of net revenues) for the Six Months Ended July 3, 2010 compared to $303.6 million (30.6% of net revenues) for the Six Months Ended July 4, 2009. The increase in SG&A expenses includes (i) an increase of $34.8 million in selling and distribution expenses primarily associated with the opening of additional retail stores in Europe, Asia, Canada and Brazil, partially offset by decreases due to cost savings resulting from restructuring activities during Fiscal 2009; (ii) an increase of $14.2 million in marketing expenses, including the launch of the Calvin Klein X product line of men’s underwear; and (iii) an increase in administrative expenses of $10.8 million, including an increase due to amounts accrued for performance-based employee compensation as well as an increase in stock-based compensation expense primarily as a result in the change in terms of equity awards granted to employees in March 2010. Compensation expense related to those awards granted to employees who were deemed to be Retirement Eligible on the date of grant would be recognized on the date of grant, or, in the case of employees who may become Retirement Eligible within 36 months of the date of grant, on a straight-line basis through the period from the date of grant to the date such employee may become Retirement Eligible, instead of being recognized on a straight-line basis over 36 months as such equity awards were accounted for in prior periods (see Note 2 of Notes to Consolidated Condensed Financial Statements). Those increases were partially offset by a $6.6 million decline in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements). The U.S. dollar weakened during the Six Months Ended July 3, 2010 relative to certain functional currencies where the Company conducts certain of its operations compared to the Six Months Ended July 4, 2009, resulting in an $8.2 million increase in SG&A.

Amortization of Intangible Assets
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Amortization of intangible assets was $2.6 million for the Three Months Ended July 3, 2010 compared to $2.2 million for the Three Months Ended July 4, 2009. The increase primarily relates to (i) increase in the value of certain intangible assets due to the correction in the second and fourth quarters of Fiscal 2009 of those intangible assets recorded at February 4, 2003, the date that Warnaco Group, Warnaco Inc. (“Warnaco”) and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended; (ii) the acquisition of favorable retail store leases in Brazil in the fourth quarter of 2009 and (iii) the favorable effect of foreign currency fluctuations on the Korean Won-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008, partially offset by the write-off of the Calvin Klein Golf license in the third quarter of Fiscal 2009 and the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Amortization of intangible assets was $5.3 million for the Six Months Ended July 3, 2010 compared to $4.3 million for the Six Months Ended July 4, 2009. The increase primarily relates to (i) increase in the value of certain intangible assets due to the correction in the second and fourth quarters of Fiscal 2009 of those intangible assets recorded at February 4, 2003, the date that Warnaco Group, Warnaco Inc. (“Warnaco”) and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended; (ii) the acquisition of favorable retail store leases in Brazil in the fourth quarter of 2009 and (iii) the favorable effect of foreign currency fluctuations on the Korean Won-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008, partially offset by the write-off of the Calvin Klein Golf license in the third quarter of Fiscal 2009 and the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.
Pension Income / Expense
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Pension income was $0.02 million in the Three Months Ended July 3, 2010 compared to pension expense of $0.6 million in the Three Months Ended July 4, 2009. The decrease in pension expense is primarily related to a higher asset base in Fiscal 2010 due to positive returns earned on the Plan’s assets during Fiscal 2010, partially offset by an increase in interest cost on the Company’s projected benefit obligation resulting from a decrease in the discount/interest rate to 6.1% in the Three Months Ended July 3, 2010 from 8.0% in the Three Months Ended July 4, 2009. See Note 8 of Notes to the Consolidated Condensed Financial Statements.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Pension income was $0.04 million in the Six Months Ended July 3, 2010 compared to pension expense of $1.1 million in the Six Months Ended July 4, 2009. The decrease in pension expense is primarily related to a higher asset base in Fiscal 2010 due to positive returns earned on the Plan’s assets during Fiscal 2010, partially offset by an increase interest cost on the Company’s projected benefit obligation resulting from a decrease in the discount/interest rate to 6.1% in the Six Months Ended July 3, 2010 from 8.0% in the Six Months Ended July 4, 2009. See Note 8 of Notes to the Consolidated Condensed Financial Statements.
Operating Income
The following table presents operating income by group:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 3,	Group Net	Ended July 4,	Group Net	Ended July 3,	Group Net	Ended July 4,	Group Net
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
	(in thousands of dollars)
Sportswear Group	$24,987	10.2%	$13,320	6.3%	$75,929	13.8%	$50,789	10.6%
Intimate Apparel Group	34,563	17.4%	27,523	16.3%	68,181	17.3%	57,921	16.9%
Swimwear Group	8,824	11.6%	8,238	11.1%	20,709	12.6%	20,783	12.2%
Unallocated corporate expenses	(13,056)	na	(8,082)	na	(30,003)	na	(24,220)	na

Operating income (a)	$55,318	na	$40,999	na	$134,816	na	$105,273	na

Operating income as a percentage of net revenue	10.7%		9.0%		12.2%		10.6%

(a)	Includes approximately $1.2 million and $1.5 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and approximately $2.1 million and $10.0 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

The following table summarizes key measures of the Company’s operating income for the Three Months and Six Months Ended July 3, 2010 and the Three Months and Six Months Ended July 4, 2009:

	Three Months	Three Months			Six Months	Six Months
	Ended July 3,	Ended July 4,	Increase /	%	Ended July 3,	Ended July 4,	Increase /	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
	(In thousands of dollars)				(in thousands of dollars)
By Region:
Domestic	$41,586	$34,251	$7,335	21.4%	$86,274	$76,817	$9,457	12.3%
International	26,788	14,830	11,958	80.6%	78,545	52,676	25,869	49.1%
Unallocated corporate expenses	(13,056)	(8,082)	(4,974)	61.5%	(30,003)	(24,220)	(5,783)	23.9%

Total (a)	$55,318	$40,999	$14,319	34.9%	$134,816	$105,273	$29,543	28.1%

By Channel:
Wholesale	$54,804	$38,187	$16,617	43.5%	$142,660	$113,130	$29,530	26.1%
Retail	13,570	10,894	2,676	24.6%	22,159	16,363	5,796	35.4%
Unallocated corporate expenses	(13,056)	(8,082)	(4,974)	61.5%	(30,003)	(24,220)	(5,783)	23.9%

Total (a)	$55,318	$40,999	$14,319	34.9%	$134,816	$105,273	$29,543	28.1%

(a)	includes operating income from Calvin Klein businesses of $44.4 million and $28.9 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, (an increase of 53.8%) and $116.8 million and $90.5 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, (an increase of 29.1%).
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Operating income was $55.3 million (10.7% of net revenues) for the Three Months Ended July 3, 2010 compared to $41.0 million (9.0% of net revenues) for the Three Months Ended July 4, 2009. Operating income for the Three Months Ended July 3, 2010 includes an increase of $8.8 million related to the favorable effects of fluctuations in exchange rates of foreign currencies.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Operating income was $134.8 million (12.2% of net revenues) for the Six Months Ended July 3, 2010 compared to $105.3 million (10.6% of net revenues) for the Six Months Ended July 4, 2009. Operating income for the Six Months Ended July 3, 2010 includes an increase of $16.1 million related to the favorable effects of fluctuations in exchange rates of foreign currencies.
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 3,	Brand Net	Ended July 4,	Brand Net	Ended July 3,	Brand Net	Ended July 4,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$11,855	9.3%	$6,724	5.8%	$54,473	17.1%	$38,514	12.9%
Chaps	8,178	16.4%	4,672	10.9%	14,727	15.3%	9,292	11.6%

Sportswear wholesale	20,033	11.3%	11,396	7.1%	69,200	16.7%	47,806	12.6%
Sportswear retail	4,954	7.4%	1,924	3.7%	6,729	5.0%	2,983	2.9%

Sportswear Group (a) (b)	$24,987	10.2%	$13,320	6.3%	$75,929	13.8%	$50,789	10.6%

(a)	includes restructuring expense of $0.5 million and $0.4 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and a $0.4 million and $3.4 million charge for the Six Months Ended July 3, 2010 and July 4, 2009, respectively.

(b)	reflects the reclassification of approximately $0.5 million and $1.5 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months and Six Months Ended July 4, 2009, respectively, in order to conform to the current period presentation.

(c)	includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 3,	Ended July 4,	Ended July 3,	Ended July 4,
	2010	2009	2010	2009
	(in thousands of dollars)
Calvin Klein Jeans	$3,127	$3,081	$6,243	$6,300
Chaps	2,057	1,815	4,114	3,621

Sportswear wholesale	5,184	4,896	10,357	9,921
Sportswear retail	21	185	43	187

Sportswear Group	$5,205	$5,081	$10,400	$10,108

Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Sportswear Group operating income increased $11.7 million, or 87.7%, primarily reflecting increases of $5.2 million, $3.0 million and $3.5 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income primarily reflects an $18.9 million increase in gross profit, partially offset by a $7.2 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.5 percentage points. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Central and South America due to store openings and the effects of foreign currency fluctuations.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Sportswear Group operating income increased $25.1 million, or 49.5%, primarily reflecting increases of $16.0 million, $3.7 million and $5.4 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income primarily reflects a $44.6 million increase in gross profit, partially offset by a $19.5 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 0.3 percentage points. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Central and South America due to store openings and the effects of foreign currency fluctuations, partially offset by a $2.8 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements).
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 3,	Brand Net	Ended July 4,	Brand Net	Ended July 3,	Brand Net	Ended July 4,	Brand Net
	2010 (a)	Revenues	2009 (a)	Revenues	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$21,238	21.3%	$13,778	17.4%	$41,122	21.0%	$37,691	21.5%
Core Intimates	5,994	13.1%	6,229	14.3%	13,122	14.4%	8,413	10.9%

Intimate Apparel wholesale	27,232	18.7%	20,007	16.3%	54,244	18.9%	46,104	18.2%
Calvin Klein Underwear retail	7,331	13.7%	7,516	16.1%	13,937	13.1%	11,817	13.3%

Intimate Apparel Group (a) (b)	$34,563	17.4%	$27,523	16.3%	$68,181	17.3%	$57,921	16.9%

(a)	Includes restructuring charges of $0.2 million and $0.3 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $0.2 million and $2.9 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively.

(b)	Reflects the reclassification of approximately $0.5 million and $1.5 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months and Six Months Ended July 4, 2009, respectively, in order to conform to the current period presentation.

(c)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 3,	Ended July 4,	Ended July 3,	Ended July 4,
	2010	2009	2010	2009
	(in thousands of dollars)
Calvin Klein Underwear	$2,385	$2,319	$4,767	$4,615
Core Intimates	1,478	1,398	2,955	2,759

Intimate Apparel wholesale	3,863	3,717	7,722	7,374
Calvin Klein Underwear retail	68	88	134	174

Intimate Apparel Group	$3,931	$3,805	$7,856	$7,548

Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Intimate Apparel Group operating income for the Three Months Ended July 3, 2010 increased $7.0 million, or 25.6%, reflecting a $7.4 million increase in Calvin Klein Underwear wholesale, partially offset by decreases of $0.2 million in Core Intimates and $0.2 million in Calvin Klein Underwear retail. The increase in Intimate Apparel operating income primarily reflects a $21.5 million increase in gross profit, partially offset by a $14.5 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 2.7 percentage points. The increase in SG&A expense primarily reflects incremental marketing investment behind the launch of the Calvin Klein X product line of men’s underwear, an increase related to retail store openings in Europe, Asia and Canada and the effect of fluctuations in foreign currency exchange rates.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Intimate Apparel Group operating income for the Six Months Ended July 3, 2010 increased $10.2 million, or 17.7%, reflecting increases of $3.4 million Calvin Klein Underwear wholesale, $2.1 million in Calvin Klein Underwear retail and $4.7 million in Core Intimates. The increase in Intimate Apparel operating income primarily reflects a $38.5 million increase in gross profit, partially offset by a $28.3 million increase in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 3.4 percentage points. The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the Calvin Klein X product line of men’s underwear, an increase related to retail store openings in Europe, Asia and Canada and the effect of fluctuations in foreign currency exchange rates, partially offset by a reduction of $2.0 million in restructuring charges.
Swimwear Group
Swimwear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Six Months	% of	Six Months	% of
	Ended July 3,	Brand Net	Ended July 4,	Brand Net	Ended July 3,	Brand Net	Ended July 4,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Speedo	$9,439	15.0%	$8,923	14.5%	$19,576	14.3%	$20,690	14.2%
Calvin Klein	(1,900)	-28.4%	(2,139)	-34.4%	(360)	-1.9%	(1,470)	-9.2%

Swimwear wholesale	7,539	10.8%	6,784	10.0%	19,216	12.4%	19,220	11.9%
Swimwear retail (a)	1,285	20.0%	1,454	22.5%	1,493	16.9%	1,563	17.7%

Swimwear Group (b)	$8,824	11.6%	$8,238	11.1%	$20,709	12.6%	$20,783	12.2%

(a)	Includes $1.0 million and $1.1 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $0.9 million and $1.0 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively, related to Calvin Klein retail swimwear.

(b)	Includes restructuring charges of $0.4 million and $0.9 million for the Three Months Ended July 3, 2010 and July 4, 2009, respectively, and $0.7 million and $2.4 million for the Six Months Ended July 3, 2010 and July 4, 2009, respectively.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Six Months	Six Months
	Ended July 3,	Ended July 4,	Ended July 3,	Ended July 4,
	2010	2009	2010	2009
	(in thousands of dollars)
Speedo	$2,347	$2,439	$4,702	$4,848
Calvin Klein	70	60	146	116

Swimwear wholesale	2,417	2,499	4,848	4,964
Swimwear retail	141	150	282	300

Swimwear Group	$2,558	$2,649	$5,130	$5,264

Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Swimwear Group operating income for the Three Months Ended July 3, 2010 increased $0.6 million, or 7.1%, reflecting a $0.5 million increase in Speedo wholesale, a $0.2 million increase in Calvin Klein wholesale, partially offset by a decrease of $0.1 million in Swimwear retail. The increase in Swimwear operating income primarily reflects a $0.3 million increase in gross profit, partially offset by a $0.3 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 1.0 percentage point.

Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Swimwear Group operating income for the Six Months Ended July 3, 2010 was substantially unchanged compared to the Six Months Ended July 4, 2009, reflecting a $1.1 million decrease in Speedo wholesale, offset by a $1.1 million increase in Calvin Klein wholesale. Operating income in Swimwear retail was substantially unchanged. The substantially unchanged Swimwear operating income primarily reflects a $0.5 million decrease in gross profit, partially offset by a $0.5 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales increased 0.6 percentage points.
Other Loss (Income)
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Loss of $5.7 million for the Three Months Ended July 3, 2010 primarily reflects a loss of $2.0 million related to the redemption of $110.9 million of Senior Notes during the Three Months Ended July 3, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements and Capital Resources and Liquidity — Financing Arrangements — Senior Notes, below) and a loss of $3.7 million due to losses on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Loss of $2.8 million for the Three Months Ended July 4, 2009 primarily reflects $3.6 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements), partially offset by net gains of $0.8 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Loss of $7.5 million for the Six Months Ended July 3, 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during the Six Months Ended July 3, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements and Capital Resources and Liquidity — Financing Arrangements — Senior Notes, below) and a loss of $3.8 million due to losses on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Loss of $2.4 million for the Six Months Ended July 4, 2009 primarily reflects $4.4 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements), partially offset by net gains of $2.0 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency.
Interest Expense
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Interest expense decreased $1.5 million to $4.3 million for the Three Months Ended July 3, 2010 from $5.8 million for the Three Months Ended July 4, 2009. The decrease primarily relates to the redemption of $110.9 million and $50.0 million of the outstanding balance of the Senior Notes in the U.S., which were repaid on June 15, 2010 and January 5, 2010, respectively, decreases in the outstanding balances and interest rates related to the CKJEA Notes payable and the New Credit Agreements, and the amortization of the premium on the Swap Agreements, each defined below, which were terminated in the second and third quarters of Fiscal 2009, partially offset by an increase related to the accretion of the liability for the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Interest expense decreased $2.7 million to $9.2 million for the Six Months Ended July 3, 2010 from $11.9 million for the Six Months Ended July 4, 2009. The decrease primarily relates to the redemption of $110.9 million and $50.0 million of the outstanding balance of the Senior Notes in the U.S., which were repaid on June 15, 2010 and January 5, 2010, respectively, decreases in the outstanding balances and interest rates related to the CKJEA Notes payable and the New Credit Agreements, and the amortization of the premium on the Swap Agreements, which were terminated in the second and third quarters of Fiscal 2009, partially offset by an increase related to the accretion of the liability for the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Interest Income
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Interest income increased $0.1 million to $0.5 million for the Three Months Ended July 3, 2010 from $0.4 million for the Three Months Ended July 4, 2009. The increase in interest income was due primarily to an increase of $0.1 million related to a third-party note receivable.

Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Interest income increased $0.7 million to $1.5 million for the Six Months Ended July 3, 2010 from $0.8 million for the Six Months Ended July 4, 2009. The increase in interest income was due primarily to an increase of $0.6 million related to a third-party note receivable and an increase of $0.1 million due to higher cash balances in 2010 than in 2009.
Income Taxes
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
The effective tax rates for the Three Months Ended July 3, 2010 and July 4, 2009 were 34.5% and 40.4%, respectively. The decrease in effective tax rate reflects a tax benefit relating to the finalization of a foreign tax examination recorded during the Three Months Ended July 3, 2010, partially offset by a shift in earnings from lower to higher taxing jurisdictions. Included in the effective tax rate for the Three Months Ended July 4, 2009 is a non-cash tax charge recorded in the U.S. of approximately $2.5 million in order to correct an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (see Note 6 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
The effective tax rates for the Six Months Ended July 3, 2010 and July 4, 2009 were 34.5% and 36.4%, respectively. The decrease in effective tax rate reflects a decrease in foreign earnings taxed in the U.S. as well as a tax benefit relating to the finalization of foreign tax examinations recorded during the Three Months Ended July 3, 2010, partially offset by a shift in earnings from lower to higher taxing jurisdictions. Included in the effective tax rate for the Six Months Ended July 4, 2009 is a non-cash tax charge of approximately $2.5 million recorded in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.
Discontinued Operations
Three Months Ended July 3, 2010 compared to Three Months Ended July 4, 2009
Loss from discontinued operations, net of taxes, was $0.1 million for the Three Months Ended July 3, 2010 compared to a loss of $0.9 million for the Three Months Ended July 4, 2009, in both periods primarily related to the Company’s Ocean Pacific and Calvin Klein Collection discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009
Loss from discontinued operations, net of taxes, was $0.4 million for the Six Months Ended July 3, 2010 compared to a loss of $1.9 million for the Six Months Ended July 4, 2009, in both periods primarily related to the Company’s Ocean Pacific and Calvin Klein Collection discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Capital Resources and Liquidity
Financing Arrangements
Senior Notes
On January 5, 2010, the Company redeemed from bondholders the $50.0 million aggregate principal amount of its outstanding 87/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $51.5 million and on June 15, 2010, the Company redeemed from bondholders the remaining $110.9 million aggregate principal amount of its outstanding Senior Notes for a total consideration of $112.5 million. In connection with the redemptions, the Company recognized losses, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations of approximately $2.0 million and $3.7 million, for the Three and Six Months Ended July 3, 2010, respectively, which included $1.6 million and $3.1 million of premium expense, the write-off of approximately $1.6 million and $2.4 million of deferred financing costs, and $1.2 million and $1.8 million of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements) for the Three and Six Months Ended July 3, 2010, respectively. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S. and borrowings under its New Credit Agreement (defined below).
The aggregate principal amount outstanding under the Senior Notes was $0 as of July 3, 2010 and $160.9 million at January 2, 2010 and at July 4, 2009.

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
At July 3, 2010, the New Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) a Base Rate (as defined in the New Credit Agreement) plus 0.75% (4.0% at July 3, 2010) or (ii) LIBOR (as defined in the New Credit Agreement) plus 1.75% (2.28% at July 3, 2010) in each case, on a per annum basis. The interest rate payable on outstanding borrowing is subject to adjustments based on changes in the Company’s leverage ratio. At July 3, 2010, the New Canadian Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) that are based on: (i) the prime rate announced by Bank of America (acting through its Canada branch) plus 0.75% (3.25% at July 3, 2010) or (ii) a BA Rate (as defined in the New Canadian Credit Agreement) plus 1.75% (2.5% at July 3, 2010), in each case, on a per annum basis and subject to adjustments based on changes in the Company’s leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of July 3, 2010, the Company had $25.3 million of loans and approximately $85.7 million in letters of credit outstanding under the New Credit Agreement, leaving approximately $110.8 million of availability. As of July 3, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $19.7 million. As of July 3, 2010, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the Company’s 2006 acquisition of certain parts of its Calvin Klein businesses, the Company assumed certain short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $38.3 million at July 3, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.49% as of July 3, 2010, 2.18% as of January 2, 2010 and 2.39% as of July 4, 2009. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 3, 2010 for additional terms of no more than 12 months. At July 3, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with a total outstanding balance of $1.6 million, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheet, which was secured by an equal amount of WBR’s trade accounts receivable. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1.6 million with an interest rate of 4.7% per annum at July 4, 2009, all of which had been repaid as of January 2, 2010 and July 3, 2010.
Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Six Months Ended July 3, 2010, sales of the Company’s products increased in local currencies compared to the same period in the prior year. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (principally the Euro, Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso) relative to the U.S. Dollar have a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. During the Six Months Ended July 3, 2010 compared to the same period in the prior year, the U.S. Dollar was weaker relative to the foreign currencies noted above, other than the Euro, against which the U.S. Dollar was substantially unchanged As a result, the increase in sales in local currencies was further increased by the favorable effect of fluctuations in foreign currencies, which was reflected in an increase in net revenues of 11.5% during the Six Months Ended July 3, 2010 compared to the Six Months Ended July 4, 2009 (see Results of Operations — Net Revenues, above).
The Company believes that, at July 3, 2010, cash on hand, cash available under its New Credit Agreements (see Capital Resources and Liquidity — Financing Arrangements, above) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 19 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures, for the next 12 months.
As of July 3, 2010, the Company had working capital (current assets less current liabilities) of $477.3 million. Included in working capital as of July 3, 2010 was (among other items) cash and cash equivalents of $172.9 million, and short-term debt of $65.2 million, including $25.3 million of New Credit Agreements, $38.3 million of the CKJEA Notes and $1.6 million of other short-term debt.

On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million. On June 15, 2010, the Company redeemed from bondholders the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S. and borrowings under its New Credit Agreement. See Financing Arrangements — Senior Notes, above.
As of July 3, 2010, under the New Credit Agreement, the Company had $25.3 million of loans and $85.7 million in letters of credit outstanding, leaving approximately $110.8 million of availability, and, under the New Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $19.7 million of availability. The Company expects to make principal payments under its short-term notes payable as excess cash becomes available.
The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that the ability of those banks to make loans during the Six Months Ended July 3, 2010 has increased relative to Fiscal 2009 since the turmoil in the credit markets during Fiscal 2009 had diminished by the end of the second quarter of Fiscal 2010. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During Fiscal 2009, the Company was able to borrow funds, from time to time, under the New Credit Agreements for seasonal and other cash flow requirements. The Company repaid those borrowings by the end of Fiscal 2009. As of July 3, 2010, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
The Company’s corporate credit ratings and outlooks at July 3, 2010, are summarized below:

Rating	Corporate
Agency	Rating (a)	Outlook

Moody’s	Ba1	stable

Standard & Poor’s	BB+	positive

(a)	ratings on individual debt issuances can be different from the Company’s composite credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. The Company’s secured debt is rated BBB by Standard & Poor’s and Baa2 by Moody’s.
The Company’s credit ratings contribute to its ability to access the credit markets. Factors that can affect the Company’s credit ratings include changes in its operating performance, the economic environment, conditions in the apparel industry, the Company’s financial position, and changes in the Company’s business or financial strategy. The Company is not currently aware of any circumstances that would likely result in a downgrade of its credit ratings. If a downgrade were to occur, it could adversely affect, among other things, the Company’s future borrowing costs and access to capital markets. The current state of the economy creates greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given the Company’s capital structure and its projections for future profitability and cash flow, the Company believes it is well positioned to obtain additional financing, if necessary, to refinance its debt, or, if opportunities present themselves, to make future acquisitions. However, there can be no assurance that such financing, if needed, can be obtained on terms satisfactory to the Company or at such time as a specific need may arise.

During Fiscal 2010, the Company has targeted the leasing of 120,000 square feet of new retail store space worldwide, which the Company expects will result in capital expenditures of approximately $21.0 million. During the Six Months Ended July 3, 2010, capital expenditures related to material handling equipment and other leasehold improvements at the Company’s new distribution center in the Netherlands was approximately $9.5 million. The distribution center began operations during May 2010. Capital expenditures for the remainder of Fiscal 2010 related to the distribution center are expected to be $0.4 million.
During the Six Months Ended July 3, 2010, the Company made $2.1 million in cash severance payments to employees and expects to make an additional $0.7 million of cash severance payments during the remainder of Fiscal 2010 in connection with consolidation of its European operations. The Company also paid $1.5 million related to other restructuring and exit activities, including contract termination costs. The Company expects to incur further restructuring expenses of approximately $0.9 million in connection with the consolidation of its European operations through 2010.
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the Company may be required to make up to three annual contingent payments through March 31, 2012. During the Six Months Ended July 3, 2010, the Company made the first such payment, amounting to 6 million Brazilian Real (approximately $3.4 million), based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009.
During the Six Months Ended July 3, 2010, the Company acquired the businesses of certain of its distributors in southern Asia and the People’s Republic of China for total consideration of $8.8 million, of which $6.0 million was paid during the Three Months Ended July 3, 2010.
During the Six Months Ended July 3, 2010, the Company completed repurchases under its 2007 Share Repurchase Program by repurchasing the 1,490,131 shares of common stock available for repurchase under the 2007 Share Repurchase Program for a total of $69.0 million (based on an average of $46.31 per share). In addition, the Company repurchased 74,301 shares of common stock for a total of $3.3 million (based on an average of $44.76 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Repurchased shares are held in treasury pending use for general corporate purposes.
During the Six Months Ended July 3, 2010, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany loans and payables denominated in U.S. dollars. During the Six Months Ended July 3, 2010 compared to the same period in the prior year, the U.S. Dollar was weaker relative to the foreign currencies noted above, other than the Euro, against which the U.S. Dollar was substantially unchanged. The cash flows of those subsidiaries were, therefore, impacted by the fluctuations relative to the U.S. dollar in relation to those foreign currencies. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts and zero cost collars (option contracts). There were no zero cost collars at July 3, 2010 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Risk and Note 11 of Notes to Consolidated Condensed Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At July 3, 2010, the Company’s hedging programs included $62.6 million of future inventory purchases, $19.3 million of future minimum royalty and advertising payments and $38.0 million of intercompany payables denominated in non-functional currencies, primarily the U.S. dollar.
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
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plans. During the Six Months Ended July 3, 2010, the Company contributed $2.4 million to the domestic pension plan. Fiscal 2010 domestic plan contributions of $6.3 million are currently expected and annual contributions for the following four years are expected to be similar. Actual Fiscal 2010 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Financial Statements for additional information on the Company’s pension plan.
Accounts receivable increased $13.6 million to $304.3 million at July 3, 2010 from $290.7 million at January 2, 2010, due primarily to increased sales volume in June 2010 compared to December 2009. The balance of accounts receivable at July 3, 2010 includes a decrease of $12.4 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real and Mexican peso), at that date compared to January 2, 2010.
Accounts receivable increased $22.9 million to $304.3 million at July 3, 2010 from $281.4 million at July 4, 2009. The balance of accounts receivable at July 3, 2010 includes a decrease of $4.5 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to July 4, 2009.
Inventories increased $24.2 million to $277.6 million at July 3, 2010 from $253.4 million at January 2, 2010 to support expected sales. The balance of inventories at July 3, 2010 includes a decrease of $13.6 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to January 2, 2010.
Inventories decreased $14.0 million to $277.6 million at July 3, 2010 from $291.6 million at July 4, 2009, reflecting primarily the Company’s initiative, begun in 2009, to reduce inventory in light of the downturn in the global economy. The balance of inventories at July 3, 2010 includes a decrease of $6.6 million, due to the stronger U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations, at that date compared to July 4, 2009.

Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Six Months Ended July 3, 2010 and July 4, 2009:

	Six Months Ended
	July 3, 2010	July 4, 2009
	(in thousands of dollars)

Net cash provided by operating activities:
Continuing operations	$94,122	$70,898
Discontinued operations	851	3,165
Net cash (used in) investing activities:
Continuing operations	(24,087)	(20,672)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(212,220)	(23,598)
Discontinued operations	—	—
Translation adjustments	(6,557)	213

(Decrease) increase in cash and cash equivalents	$(147,891)	$30,006

For the Six Months Ended July 3, 2010, cash provided by operating activities from continuing operations was $94.1 million compared to cash provided by operating activities of $70.9 million in the Six Months Ended July 4, 2009. The $23.2 million increase in cash provided by operating activities was due to an increase in net income, net of non-cash charges, partially offset by an increase in outflows related to changes in working capital.
Working capital changes for the Six Months Ended July 3, 2010 included cash outflows of $29.4 million related to accounts receivable (due to increased sales in June 2010 than in December 2009 and the timing of payments), $38.6 million related to inventory (due to expected sales) and $13.4 million related to prepaid expenses and other assets (primarily related to prepaid advertising and royalty expenses), partially offset by cash inflows of $16.4 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $26.5 million related to accrued income taxes.
Working capital changes for the Six Months Ended July 4, 2009 included cash outflows of $25.2 million related to accounts receivable (due to an increase in volume and timing of sales) and $53.0 million related to accounts payable and accrued expenses (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $32.2 million related to inventory (due to the Company’s initiative to reduce inventory balances following the downturn in the economy), $2.1 million related to prepaid expenses and other assets and $18.7 million related to accrued income taxes.
The Company experienced a $15.1 million increase in non-cash charges in the Six Months Ended July 3, 2010, compared to the Six Months Ended July 4, 2009 primarily reflecting increases in foreign exchange losses, depreciation and amortization, compensation expense related to share-based awards and loss on repurchase of the Senior Notes during the Six Months Ended July 3, 2010, partially offset by decreases in provision for bad debts, inventory write-down (primarily related to the Company’s Swimwear group) and loss from discontinued operations.
For the Six Months Ended July 3, 2010, net cash used in investing activities from continuing operations was $24.1 million, mainly attributable to purchases of property, plant and equipment, including $9.5 million related to the Company’s new distribution center in the Netherlands, and $6.0 million related to acquisitions of businesses in Asia. For the Six Months Ended July 4, 2009, net cash used in investing activities from continuing operations was $20.7 million, mainly attributable to purchases of property, plant and equipment.
Net cash used in financing activities for the Six Months Ended July 3, 2010 was $212.2 million, which primarily reflects net cash used of $164.0 million related to the repurchase of Senior Notes, $72.3 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction and $2.7 million related to repayment of short-term notes, partially offset by cash provided of $25.1 million related to amounts borrowed under the New Credit Agreements and $5.1 million from the exercise of employee stock options. Net cash used in financing activities for the Six Months Ended July 4, 2009 was $23.6 million, which primarily reflects a decrease of $18.7 million related to repayment of short-term notes, a decrease of $4.1 million due to repayment of amounts borrowed under the New Credit Agreements and a decrease of $1.4 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by an increase of $0.7 million of cash received upon the cancellation of the 2004 Swap (see Note 14 to Notes to Consolidated Condensed Financial Statements).

Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of July 3, 2010 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2009, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Six Months Ended July 3, 2010 (see Note 19 of Notes to Consolidated Condensed Financial Statements).
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
Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Condensed Statements of Operations through pension expense and in the Company’s Consolidated Condensed Balance Sheets as a component of accrued pension liability, included in Other liabilities. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $118.3 million at January 2, 2010. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $11.8 million for Fiscal 2009. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first six months of Fiscal 2010, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.2 million in pension expense (decrease/increase in pension income) for Fiscal 2010.
During the Six Months Ended July 3, 2010, the actual annualized rate of return on the Pension Plan’s assets has been a loss of approximately 3.5%. However, based upon historical results, the Company has been using an assumed rate of return of 8% (gain) per year on Pension Plan assets to estimate pension income/expense on an interim basis. The fair value of the Pension Plan’s assets, before contributions, was approximately $110.5 million at July 3, 2010 compared to $118.3 million at January 2, 2010. The fair value of the Pension Plan’s assets reflects a $6.8 million decrease from their assumed value of approximately $117.3 million, net of benefits paid but before contributions, at July 3, 2010. During the Six Months Ended July 3, 2010, the Company made contributions of $2.4 million to the Pension Plan, which increased the fair value of the Pension Plan’s assets, net of benefits paid, to approximately $112.9 million at July 3, 2010. Assuming that the fair value of the investment portfolio increases at the assumed rate of 8% per annum for the remainder of Fiscal 2010, the Company could recognize $6.9 million of pension expense for the year ending January 1, 2011. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income/expense ultimately recorded by the Company for Fiscal 2010. Based upon results for Fiscal 2009, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1 million.
Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at July 3, 2010, on $38.3 million under the CKJEA Notes, and $25.3 million under the New Credit Agreements and, at July 4, 2009, on its 2003 Swap Agreement with a notional amount of $50.0 million, on $50.1 million under the CKJEA Notes and other short-term debt and on $8.7 million under the New Credit Agreements. At July 4, 2009, the Company was not exposed to interest rate risk on its Senior Notes because the interest rate was fixed at 8 7/8 per annum. With respect to the 2003 Swap Agreement (which was called by the issuer in July 2009), a hypothetical 10% increase in interest rates would have had a negligible unfavorable impact for the Six Months Ended July 4, 2009 on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the New Credit Agreements and for the CKJEA Notes would have had a negligible unfavorable effect in the Six Months Ended July 3, 2010 and July 4, 2009 on the Company’s income from continuing operations before provision for income taxes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements and Note 14 of Notes to Consolidated Condensed Financial Statements.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The foreign currency derivative instruments that the Company uses to offset its foreign exchange risk are forward purchase contracts and zero-cost collars. See Note 11 of Notes to the Consolidated Condensed Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant favorable impact on the Company’s earnings during the first half of Fiscal 2010, compared to the same period in Fiscal 2009, due to the weakening of the U.S. dollar against those foreign currencies, except for the Euro, against which the U.S. dollar was substantially unchanged. The Company’s European, Asian, Canadian, Mexican and South American operations accounted for approximately 52% of the Company’s total net revenues for the Six Months Ended July 3, 2010. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $113.1 million for Six Months Ended July 3, 2010. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $11.3 million for Six Months Ended July 3, 2010.
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
The following table summarizes the effect on earnings for the Six Months Ended July 3, 2010 of a hypothetical 10% adverse change in foreign exchange rate on the Company’s foreign currency exchange contracts:

				Weighted	Effect of Hypothetical
				Average	10% Adverse Change in Foreign
		Foreign		Contractual	Currency Exchange Rates
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and advertising costs	Euro/USD	19,252	1.3573	(1,780)
Foreign exchange contracts	Purchases of inventory	KRW/USD	11,450	1,186	(1,104)
Foreign exchange contracts	Purchases of inventory	CAD/USD	35,750	0.9572	(3,516)
Foreign exchange contracts	Purchases of inventory	MXN/USD	357	16.81	(46)
Foreign exchange contracts	Intercompany purchases of inventory	Euro/GBP	15,045	0.8651	(1,436)
Foreign exchange contracts	Intercompany payables	Euro/USD	34,000	1.3467	(3,168)
Foreign exchange contracts	Intercompany payables	KRW/USD	4,000	1,115	(363)

					(11,413)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso, GBP = British pound

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended July 3, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.
Item 1A. Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2009, filed with the SEC on March 2, 2010 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended July 3, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During May 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”), which allows the Company to repurchase up to 5,000,000 shares of its common stock. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the first quarter of Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of common stock allowed to be repurchased under the 2007 Share Repurchase Program. Repurchased shares are held in treasury pending use for general corporate purposes.
In addition, an aggregate of 74,301 shares included below as repurchased during the Six Months Ended July 3, 2010 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program or the 2007 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Six Months Ended July 3, 2010.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

January 3, 2010 - January 30, 2010	1,259	$39.18	—	1,490,131

January 31, 2010 - February 27, 2010	213	$38.62	—	1,490,131

February 28, 2010 - April 3, 2010	1,560,592	$46.24	1,490,131	—

April 4, 2010 - May 1, 2010	1,663	$49.06	—	—

May 2, 2010 - May 29, 2010	369	$42.75	—	5,000,000

May 30, 2010 - July 3, 2010	336	$42.03	—	5,000,000
The New Credit Agreements (as well as the Senior Notes prior to the date of their redemption) place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.
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
The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*

3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010).*

10.1
Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (previously filed as Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.2
Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereof or that becomes a party thereto, in favor of Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (previously filed as Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.3
Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder (previously filed as Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.4
Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (previously filed as Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.5
U.S. Loan Party Canadian Facility Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of, Bank of America, N.A. as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (previously filed as Exhibit 10.5 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

Exhibit No.	Description of Exhibit

10.7
General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. (previously filed as Exhibit 10.7 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.8
General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. (previously filed as Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.9
Securities Pledge Agreement, dated as of August 26, 2008 made by Warnaco of Canada Company to and in favour of Bank of America, N.A. as collateral agent (previously filed as Exhibit 10.9 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.10
Deed of Hypothec, dated as of August 26, 2008, between Warnaco of Canada Company and Bank of America, N.A. (previously filed as Exhibit 10.10 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

10.11
Deed of Hypothec, dated as of August 26, 2008, between 4278941 Canada Inc. and Bank of America, N.A. (previously filed as Exhibit 10.11 to The Warnaco Group, Inc.’s Form 8-K filed August 28, 2008, and refiled herein). †

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

101.CAL	XBRL Taxonomy Extension Calculation Linkbase †

101.INS	XBRL Instance Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

101.SCH	XBRL Taxonomy Extension Schema Linkbase †

*	Previously filed.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: August 5, 2010	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: August 5, 2010	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer