Form 10-Q
period 2010-10-02
WARNACO GROUP INC /DE/
filed 2010-11-09
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 3, 2010 is as follows: 44,504,372

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010

PAGE
NUMBER

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of October 2, 2010, January 2, 2010 and October 3, 2009	1

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 2, 2010 and for the Three and Nine Months Ended October 3, 2009	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended October 2, 2010 and for the Nine Months Ended October 3, 2009	3

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 2, 2010 and for the Nine Months Ended October 3, 2009	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Reserved	55

Item 5. Other Information	55

Item 6. Exhibits	56

SIGNATURES	58

Exhibit 10.1
Exhibit 10.3
Exhibit 10.4
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding share and per share data)
(Unaudited)

	October 2, 2010	January 2, 2010	October 3, 2009

ASSETS

Current assets:
Cash and cash equivalents	$213,409	$320,754	$229,330
Accounts receivable, net of reserves of $82,594, $89,982 and $79,497 as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively	346,464	290,737	326,431
Inventories	324,439	253,362	281,186
Assets of discontinued operations	112	2,172	2,762
Prepaid expenses and other current assets (including deferred income taxes of $53,402, $51,605, and $66,739 as of October 2, 2010, January 2, 2010, and October 3, 2009, respectively)	147,421	135,832	156,698

Total current assets	1,031,845	1,002,857	996,407

Property, plant and equipment, net	127,157	120,491	119,436
Other assets:
Licenses, trademarks and other intangible assets, net	360,457	376,831	293,486
Goodwill	110,150	110,721	106,044
Other assets (including deferred income taxes of $15,459, $12,957, and $36,867 as of October 2, 2010, January 2, 2010, and October 3, 2009, respectively)	54,859	48,894	73,996

Total assets	$1,684,468	$1,659,794	$1,589,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$69,607	$97,873	$45,956
Accounts payable	165,171	127,636	130,394
Accrued liabilities	223,397	184,438	186,729
Liabilities of discontinued operations	8,365	8,018	12,111
Accrued income taxes payable (including deferred income taxes of $1,094, $146 and $1,395 as of October 2, 2010, January 2, 2010, and October 3, 2009, respectively)	43,431	24,723	14,933

Total current liabilities	509,971	442,688	390,123
Long-term debt	—	112,835	162,976
Other long-term liabilities (including deferred income taxes of $69,478, $65,219, and $53,212 as of October 2, 2010, January 2, 2010, and October 3, 2009, respectively)	194,880	188,161	119,586
Commitments and contingencies
Stockholders’ equity:
Warnaco Group, Inc. stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 51,255,219, 50,617,795 and 50,454,270 issued as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively	513	506	505
Additional paid-in capital	660,362	633,378	645,590
Accumulated other comprehensive income	47,728	46,473	42,036
Retained earnings	482,219	362,813	351,302
Treasury stock, at cost 6,751,793, 4,939,729 and 4,938,079 shares as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively	(211,205)	(127,060)	(126,989)

Total Warnaco Group, Inc. stockholders’ equity	979,617	916,110	912,444

Noncontrolling interest	—	—	4,240

Total stockholders’ equity	979,617	916,110	916,684

Total liabilities and stockholders’ equity	$1,684,468	$1,659,794	$1,589,369

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net revenues	$596,761	$520,905	$1,704,259	$1,514,180
Cost of goods sold	327,736	292,083	938,374	871,074

Gross profit	269,025	228,822	765,885	643,106
Selling, general and administrative expenses	198,129	165,720	554,962	469,325
Amortization of intangible assets	3,021	2,278	8,275	6,556
Pension expense (income)	(22)	566	(65)	1,697

Operating income	67,897	60,258	202,713	165,528
Other loss (income)	(1,899)	761	5,651	3,156
Interest expense	2,953	5,899	12,190	17,767
Interest income	(699)	(196)	(2,192)	(1,020)

Income from continuing operations before provision for income taxes and noncontrolling interest	67,542	53,794	187,064	145,625
Provision for income taxes	26,102	21,246	67,285	54,677

Income from continuing operations before noncontrolling interest	41,440	32,548	119,779	90,948
Income (Loss) from discontinued operations, net of taxes	57	(1,562)	(373)	(3,461)

Net income	41,497	30,986	119,406	87,487
Less: Net income attributable to the noncontrolling interest	—	(1,330)	—	(2,500)

Net income attributable to Warnaco Group, Inc.	$41,497	$29,656	$119,406	$84,987

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$41,440	$31,218	$119,779	$88,448
Discontinued operations, net of tax	57	(1,562)	(373)	(3,461)

Net income	$41,497	$29,656	$119,406	$84,987

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.92	$0.68	$2.64	$1.93
(Loss) from discontinued operations	—	(0.04)	(0.01)	(0.08)

Net income	$0.92	$0.64	$2.63	$1.85

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$0.90	$0.66	$2.58	$1.90
(Loss) from discontinued operations	—	(0.03)	(0.01)	(0.07)

Net income	$0.90	$0.63	$2.57	$1.83

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	44,553,898	45,451,366	44,813,952	45,388,159

Diluted	45,465,691	46,419,729	45,806,530	46,009,417

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 3, 2009	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$—	$788,741
Comprehensive income:
Net income				84,987		2,500	87,487	87,487
Other comprehensive income, net of tax:
Foreign currency translation adjustments			30,460			670	31,130	31,130
Change in post-retirement plans			123				123	123
Change in cash flow hedges			(1,374)				(1,374)	(1,374)
Other			(14)			16	2	2

Other comprehensive income						686	29,881	29,881

Comprehensive income						3,186	$117,368	117,368

Correction of adjustment to initially adopt accounting for uncertain tax positions				(1,701)				(1,701)
Stock issued in connection with stock compensation plans	4	2,396						2,400
Compensation expense in connection with employee stock compensation plans		11,303						11,303
Purchase of treasury stock related to stock compensation plans					(1,427)			(1,427)

Balance at October 3, 2009	$505	$645,590	$42,036	$351,302	$(126,989)	$4,240		$916,684

	Warnaco Group Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income	Total

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$—	$916,110
Comprehensive income:
Net income				119,406			119,406	119,406
Other comprehensive income, net of tax:
Foreign currency translation adjustments			1,677				1,677	1,677
Change in post retirement plans			(6)				(6)	(6)
Change in cash flow hedges			(427)				(427)	(427)
Other			11				11	11

Other comprehensive income						—	1,255	1,255

Comprehensive income						—	$120,661	120,661

Stock issued in connection with stock compensation plans	7	8,904						8,911
Compensation expense in connection with employee stock compensation plans		18,080						18,080
Purchase of treasury stock related to stock compensation plans					(3,362)			(3,362)
Repurchases of common stock					(80,783)			(80,783)

Balance at October 2, 2010	$513	$660,362	$47,728	$482,219	$(211,205)	$—		$979,617

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$119,406	$87,487
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange (gain) loss	150	(4,557)
Loss from discontinued operations	373	3,461
Depreciation and amortization	37,507	32,508
Stock compensation	18,080	10,653
Amortization of deferred financing costs	939	1,258
Provision for trade and other bad debts	2,170	4,014
Inventory writedown	10,035	17,150
Loss on repurchase of Senior Notes	3,747	—
Other	(1,406)	(571)
Changes in operating assets and liabilities:
Accounts receivable	(59,319)	(63,355)
Inventories	(74,625)	39,321
Prepaid expenses and other assets	(10,495)	5,757
Accounts payable, accrued expenses and other liabilities	61,520	(19,799)
Accrued income taxes	39,861	32,426

Net cash provided by operating activities from continuing operations	147,943	145,753
Net cash provided by operating activities from discontinued operations	377	2,110

Net cash provided by operating activities	148,320	147,863

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	189	360
Purchases of property, plant & equipment	(29,783)	(31,124)
Business acquisitions, net of cash acquired	(8,404)	(2,475)
Disposal of businesses	1,431	—

Net cash (used in) investing activities from continuing operations	(36,567)	(33,239)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(36,567)	(33,239)

Cash flows from financing activities:
Payment of deferred financing costs	(70)	(516)
Repurchase of Senior Notes due 2013	(164,011)	—
Premium on cancellation of interest rate swaps	—	2,218
Change in short-term notes payable	15,344	(26,492)
Change in revolving credit loans	6,985	(11,788)
Proceeds from the exercise of employee stock options	8,157	2,400
Purchase of treasury stock	(84,145)	(1,427)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(3,442)	—

Net cash (used in) financing activities from continuing operations	(221,182)	(35,605)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(221,182)	(35,605)

Effect of foreign exchange rate changes on cash and cash equivalents	2,084	2,684

(Decrease) increase in cash and cash equivalents	(107,345)	81,703
Cash and cash equivalents at beginning of period	320,754	147,627

Cash and cash equivalents at end of period	$213,409	$229,330

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
Note 2—Basis of Consolidation and Presentation
The Consolidated Condensed Financial Statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A (“WBR”). In the fourth quarter of the year ended January 2, 2010, the Company increased its ownership interest in WBR to 100% and, accordingly, at January 2, 2010 and October 2, 2010, there were no minority shareholders of WBR. All inter-company accounts and transactions have been eliminated in consolidation.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) will contain 52 weeks of operations and the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) contained 52 weeks of operations. Additionally, the period from July 4, 2010 to October 2, 2010 (the “Three Months Ended October 2, 2010”) and the period from July 5, 2009 to October 3, 2009 (the “Three Months Ended October 3, 2009”) each contained thirteen weeks of operations and the period from January 3, 2010 to October 2, 2010 (the “Nine Months Ended October 2, 2010”) and the period from January 4, 2009 to October 3, 2009 (the “Nine Months Ended October 3, 2009”) each contained thirty-nine weeks of operations.
Reclassifications: Amounts related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group for the Three and Nine Months Ended October 3, 2009 to conform to the presentation for the Three and Nine Months Ended October 2, 2010. See Note 6 of Notes to Consolidated Condensed Financial Statements.
Subsequent Events: The Company has evaluated events and transactions subsequent to October 2, 2010 for potential recognition or disclosure in the Consolidated Condensed Financial Statements. See Note 3 of Notes to Consolidated Condensed Financial Statements –Acquisitions.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Nine Months Ended October 2, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 3—Acquisitions
Acquisition of Businesses in Europe and Asia
Subsequent to the quarter end, on October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy, for which total consideration was approximately Euro 16,890 ($23,270). This business’ results will be consolidated into the Company’s operations and financial statements in the fourth quarter of 2010.
On April 29, 2010 and June 1, 2010, the Company acquired the businesses of distributors of its Calvin Klein Jeans and Calvin Klein Underwear products in southern Asia and the People’s Republic of China, respectively, for total cash consideration of $8,600, of which $8,400 had been paid as of October 2, 2010. The acquisitions in southern Asia and the People’s Republic of China were accounted for as business combinations and their results were consolidated into the Company’s operations and financial statements from their respective acquisition dates.
The abovementioned acquisitions were deemed not to be material for accounting purposes from a financial disclosure perspective, either individually or in the aggregate.
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of Fiscal 2009, the Company acquired the remaining non-controlling interest in WBR and eight retail stores in Brazil, collectively, the “Brazilian Acquisition”. In connection with the Brazilian Acquisition, the Company is required to make three future annual payments to the Sellers through March 31, 2012 which are contingent on the operating income, as defined, of WBR during that period. During the Nine Months Ended October 2, 2010, the Company paid 6 million Brazilian real (approximately $3,400) to the Sellers, representing the first of the three contingent payments.
During the Three Months Ended October 2, 2010, the Company increased, by 2,965 Brazilian real (approximately $1,700), its estimate of the total future amount of contingent payments that are expected to be paid based upon expected operating results of WBR for 2010 and 2011. During the Three Months Ended October 2, 2010, the Company recorded an expense of 2,669 Brazilian real (approximately $1,500), representing the present value of the estimated increase, in selling, general and administrative expense in its Consolidated Condensed Statement of Operations and an increase to Other long-term liabilities in its Consolidated Condensed Balance Sheet as of October 2, 2010.
During the Nine Months Ended October 2, 2010, the Company completed the accounting for the Brazilian Acquisition, including the acquisition of certain store assets, which had been recorded as intangible assets of $3,592 on the date of acquisition. During the Nine Months Ended October 2, 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Condensed Balance Sheet), which will be amortized as rent expense over the expected term of the respective leases (see Note 13 of Notes to Consolidated Condensed Financial Statements). The Company did not adjust prior period balance sheets to give effect to the change in classification as it considers the adjustment to be immaterial.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net revenues	$6	$469	$1,355	$1,564

Income (Loss) before income tax provision (benefit)	$33	$(1,576)	$(683)	$(3,577)
Income tax (benefit)	(24)	(14)	(310)	(116)

Income (Loss) from discontinued operations	$57	$(1,562)	$(373)	$(3,461)

Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	October 2, 2010	January 2, 2010	October 3, 2009

Accounts receivable, net	$1	$366	$273
Inventories	2	1,684	2,262
Prepaid expenses and other current assets	109	122	176
Property, plant and equipment, net	—	—	51

Assets of discontinued operations	$112	$2,172	$2,762

Accounts payable	$16	$104	$370
Accrued liabilities	8,349	7,902	9,776
Other	—	12	1,965

Liabilities of discontinued operations	$8,365	$8,018	$12,111

Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Nine Months Ended October 2, 2010, the Company incurred restructuring charges and other exit costs of $1,697 and $3,810, respectively, primarily related to (i) costs associated with workforce reductions, which represented the remainder of the Company’s effort, which began in Fiscal 2008, to align its cost structure to match current economic conditions ($0 and $1,121); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($323 and $919) and (iii) other exit activities, including contract termination costs, legal and other costs ($1,374 and $1,770).
During the Three and Nine Months Ended October 3, 2009, the Company incurred restructuring charges and other exit costs of $908 and $10,953, respectively, primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of Fiscal 2008, in order to align the Company’s cost structure to match current economic conditions ($276 and $6,379, respectively); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($434 and $1,230, respectively) ; (iii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group, which had also begun in Fiscal 2007 ($21 and $1,160, respectively), and (iv) other exit activities, including contract termination costs, legal and other costs ($177 and $2,184, respectively).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 2, 2010 and Three and Nine Months Ended October 3, 2009, as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Cost of goods sold	$13	$34	$287	$1,718
Selling, general and administrative expenses	1,684	874	3,523	9,235

	$1,697	$908	$3,810	$10,953

Cash portion of restructuring items	$1,697	$851	$3,810	$10,896
Non-cash portion of restructuring items	—	57	—	57
Changes in liabilities related to restructuring expenses and other exit costs for the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009 are summarized below:

Balance at January 3, 2009	$5,925
Charges for the Nine Months Ended October 3, 2009	10,896
Cash reductions for the Nine Months Ended October 3, 2009	(9,127)
Non-cash changes and foreign currency effects	224

Balance at October 3, 2009	$7,918

Balance at January 2, 2010	$3,572
Charges for the Nine Months Ended October 2, 2010	3,810
Cash reductions for the Nine Months Ended October 2, 2010	(3,810)
Non-cash changes and foreign currency effects	(48)

Balance at October 2, 2010 (a)	$3,524

(a)	at October 2, 2010, includes approximately $1,000 recorded in accrued liabilities (part of current liabilities), which amounts are expected to be settled over the next 12 months and approximately $2,524 recorded in other long term liabilities which amounts are expected to be settled over the next four years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of October 2, 2010, the Sportswear Group operated 559 Calvin Klein retail stores worldwide (consisting of 75 full price free-standing stores, 46 outlet free standing stores, 437 shop-in-shop/concession stores and, in the U.S., one on-line store). As of October 2, 2010, there were also 376 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein , Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of October 2, 2010, the Intimate Apparel Group operated: 682 Calvin Klein retail stores worldwide (consisting of 85 free-standing stores, 66 outlet free-standing stores and 530 shop-in-shop/concession stores and, in the U.S., one on-line store). As of October 2, 2010, there were also 219 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store in the U.S.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Information by business group is set forth below:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Group Total	Corporate / Other	Total

Three Months Ended October 2, 2010
Net revenues	$337,020	$223,081	$36,660	$596,761	$—	$596,761
Operating income (loss)	53,039	40,990	(4,108)	89,921	(22,024)	67,897
Depreciation and amortization	7,847	4,140	490	12,477	825	13,302
Restructuring expense (gain)	(47)	9	1,732	1,694	3	1,697
Capital expenditures	12,407	(644)	86	11,849	680	12,529

Three Months Ended October 3, 2009
Net revenues (a)	$300,755	$189,819	$30,331	$520,905	$—	$520,905
Operating income (loss) (a)	48,372	32,221	(7,440)	73,153	(12,895)	60,258
Depreciation and amortization	6,384	3,537	493	10,414	818	11,232
Restructuring expense (gain)	531	488	(122)	897	11	908
Capital expenditures	3,924	6,343	156	10,423	1,414	11,837

Nine Months Ended October 2, 2010
Net revenues	$887,410	$616,139	$200,710	$1,704,259	$—	$1,704,259
Operating income (loss)	128,968	109,172	16,600	254,740	(52,027)	202,713
Depreciation and amortization	22,062	11,505	1,571	35,138	2,369	37,507
Restructuring expense	395	122	2,446	2,963	847	3,810
Capital expenditures	26,193	5,747	545	32,485	2,048	34,533

Nine Months Ended October 3, 2009
Net revenues (b)	$781,869	$531,596	$200,715	$1,514,180	$—	$1,514,180
Operating income (loss) (b)	99,158	90,142	13,343	202,643	(37,115)	165,528
Depreciation and amortization	19,362	9,165	1,679	30,206	2,302	32,508
Restructuring expense	3,917	3,400	2,311	9,628	1,325	10,953
Capital expenditures	13,448	15,564	549	29,561	3,696	33,257

Balance Sheet
Total Assets:
October 2, 2010	$1,050,685	$408,419	$112,316	$1,571,420	$113,048	$1,684,468
January 2, 2010	875,304	390,610	144,198	1,410,112	249,682	1,659,794
October 3, 2009	883,863	359,768	106,965	1,350,596	238,773	1,589,369
Property, Plant and Equipment:
October 2, 2010	$46,053	$42,527	$3,344	$91,924	$35,233	$127,157
January 2, 2010	30,909	45,882	3,555	80,346	40,145	120,491
October 3, 2009	30,827	43,754	3,762	78,343	41,093	119,436

(a)	For the Three Months Ended October 3, 2009, $12,187 of net revenues related to certain sales of Calvin Klein products in regions managed by the Sportswear Group, which included $12,046 of Intimate Apparel and $141 of Swimwear, have been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups to conform to the presentation for the Three Months Ended October 2, 2010. Additionally, operating income of $162, which included $172 of Intimate Apparel and ($10) of Swimwear, has been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups, respectively.

(b)	For the Nine Months Ended October 3, 2009, $33,683 of net revenues related to certain sales of Calvin Klein products in regions managed by the Sportswear Group, which included $33,333 of Intimate Apparel and $350 of Swimwear, have been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups to conform to the presentation for the Nine Months Ended October 2, 2010. Additionally, operating income of $1,716, which included $1,670 of Intimate Apparel and $46 of Swimwear, has been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups, respectively.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Unallocated corporate expenses (a) (b)	$19,300	$10,687	$49,854	$28,745
Foreign exchange losses (gains)	1,956	813	(863)	3,046
Pension expense (income)	(60)	566	(180)	1,697
Restructuring expense	3	11	847	1,325
Depreciation and amortization of corporate assets	825	818	2,369	2,302

Corporate/other expenses	$22,024	$12,895	$52,027	$37,115

(a)	the increase in unallocated corporate expenses for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009 was primarily related to; (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits, and (ii) a charge for franchise taxes of $1,269 related to the correction of amounts recorded in prior periods (the amount was not material to any prior period).

(b)	the increase in unallocated corporate expenses for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009 was primarily related to; (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits, (ii) an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note 15 of Notes to Consolidated Condensed Financial Statements), and (iii) a charge for franchise taxes of $1,269 (as discussed above).
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Operating income by operating groups	$89,921	$73,153	$254,740	$202,643
Corporate/other expenses	(22,024)	(12,895)	(52,027)	(37,115)

Operating income	67,897	60,258	202,713	165,528
Other loss (income)	(1,899)	761	5,651	3,156
Interest expense	2,953	5,899	12,190	17,767
Interest income	(699)	(196)	(2,192)	(1,020)

Income from continuing operations before provision for income taxes and noncontrolling interest	$67,542	$53,794	$187,064	$145,625

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	October 2, 2010%		October 3, 2009%
Net revenues:
United States	$250,039	41.9%	$210,146	40.3%
Europe	166,749	27.9%	166,584	32.0%
Asia	101,090	17.0%	85,994	16.5%
Canada	30,667	5.1%	25,796	5.0%
Mexico, Central and South America	48,216	8.1%	32,385	6.2%

	$596,761	100.0%	$520,905	100.0%

	Nine Months Ended
	October 2, 2010%		October 3, 2009%

Net revenues:
United States	$782,753	45.9%	$712,210	47.0%
Europe	423,882	24.9%	407,573	26.9%
Asia	281,655	16.6%	238,387	15.8%
Canada	86,029	5.0%	75,719	5.0%
Mexico, Central and South America	129,940	7.6%	80,291	5.3%

	$1,704,259	100.0%	$1,514,180	100.0%

Note 7—Income Taxes
The effective tax rates for the Three Months Ended October 2, 2010 and October 3, 2009 were 38.6% and 39.5%, respectively. The decrease in the effective tax rate reflects, among other items, a reduction in the amount of foreign income subject to taxation in the U.S., partially offset by the effect of a tax charge of approximately $1,700 recorded during the Three Months Ended October 2, 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction.
The effective tax rates for the Nine Months Ended October 2, 2010 and October 3, 2009 were 36.0% and 37.5%, respectively. The decrease in the effective tax rate primarily reflects the effect of a reduction in the level of foreign income subject to taxation in the U.S. and the net effect of certain discrete items. In addition, the tax provision for the Nine Months Ended October 2, 2010 includes a tax charge of approximately $1,700 as discussed above, while the tax provision for the Nine Months Ended October 3, 2009 includes a non-cash tax charge of approximately $2,500 recorded in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. The abovementioned errors were not material to any prior period.
The Company applies the applicable provisions of GAAP to determine whether tax benefits associated with uncertain tax positions may be recognized in the financial statements. During the Nine Months Ended October 2, 2010, the Company reduced its liability for unrecognized tax benefits by approximately $1,600 as a result of the conclusion of certain income tax examinations in foreign jurisdictions, of which approximately $600 was recorded as a benefit in the Company’s provision for income taxes. Additionally, the Company believes that its accruals for uncertain tax positions are adequate and that the ultimate resolution of these uncertainties will not have a material impact on its results of operations, financial position, or statement of cash flows.
The Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits may increase between $1,500 and $4,500 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
During the Nine Months Ended October 2, 2010, the Company made contributions of $5,700 to the Pension Plan, which represents the total of contributions to the Pension Plan that are expected for Fiscal 2010. The fair value of the Pension Plan’s assets fluctuates with market conditions and is subject to uncertainties that are difficult to predict. During the Nine Months Ended October 2, 2010, the fair value of the Pension Plan’s assets increased to $122,793, representing an annualized rate of return of approximately 8.2%.
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$—	$—	$33	$39
Interest cost	2,358	2,549	91	52
Expected return on plan assets	(2,418)	(2,012)	—	—
Amortization of actuarial (gain)	—	—	(26)	(41)

Net benefit cost (income) (a)	$(60)	$537	$98	$50

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$—	$—	$99	$117
Interest cost	7,074	7,647	273	156
Expected return on plan assets	(7,254)	(6,036)	—	—
Amortization of actuarial (gain)	—	—	(78)	(123)

Net benefit cost (income) (a)	$(180)	$1,611	$294	$150

(a)	Pension Plan net benefit cost (income) does not include costs related to the Foreign Plans of $38 and $115 for the Three and Nine Months Ended October 2, 2010, respectively, and $29 and $86 for the Three and Nine Months Ended October 3, 2009, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $3,987, $2,838 and $2,632 as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $834, $703 and $671 as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively. This liability is included in other long-term liabilities.
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$41,497	$30,986	$119,406	$87,487
Other comprehensive income, net of tax:
Foreign currency translation adjustments	44,967	21,264	1,677	31,130
Change in fair value of cash flow hedges	(2,958)	(802)	(427)	(1,374)
Change in actuarial gains (losses), net related to post retirement medical plans	(6)	40	(6)	123
Other	(63)	(25)	11	2

Total Comprehensive income	83,437	51,463	120,661	117,368
Less: Comprehensive income attributable to noncontrolling interest	—	(1,656)	—	(3,186)

Comprehensive income attributable to Warnaco Group Inc.	$83,437	$49,807	$120,661	$114,182

The components of accumulated other comprehensive income as of October 2, 2010, January 2, 2010 and October 3, 2009 are summarized below:

	October 2,	January 2,	October 3,
	2010	2010	2009

Foreign currency translation adjustments	$50,235	$48,558	$43,658
Actuarial gains (losses), net related to post retirement medical plans, net of tax of $1,253, $607 and $0 as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively	(1,064)	(1,058)	94
Loss on cash flow hedges, net of taxes of $803, $387, and $0 as of October 2, 2010, January 2, 2010 and October 3, 2009, respectively	(1,454)	(1,027)	(1,702)
Other	11	—	(14)

Total accumulated other comprehensive income	$47,728	$46,473	$42,036

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 10—Fair Value Measurement
The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily relates to derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of October 2, 2010, January 2, 2010 and October 3, 2009:

	October 2, 2010			January 2, 2010			October 3, 2009
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$231	$—	$—	$79	$—	$—	$649	$—

Liabilities
Foreign currency exchange contracts	$—	$4,044	$—	$—	$3,400	$—	$—	$6,353	$—
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s CKJEA Notes (as defined below) and other short-term notes and amounts outstanding under the New Credit Agreements (as defined below) are also reported at carrying value.
Note 11—Financial Instruments
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
Short-term Debt: The carrying amount of the New Credit Agreements, CKJEA Notes and other short-term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Senior Notes: The Senior Notes (as defined below) were scheduled to mature on June 15, 2013 and bore interest at 8 7/8% payable semi-annually beginning December 15, 2003. However, at October 2, 2010, all of the Senior Notes had been redeemed from bondholders. At January 2, 2010, the fair value of the total amount of the Senior Notes was based on their redemption price, including the related debt premium on the Swap Agreements (see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009), since a portion of the Senior Notes was redeemed on January 5, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements). The fair value of the Senior Notes at October 3, 2009 was based upon quoted market prices for the Senior Notes.
Foreign Currency Exchange Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts, as described above in Note 10 of Notes to Consolidated Condensed Financial Statements.
The carrying amounts and fair values of the Company’s financial instruments at October 2, 2010, January 2, 2010 and October 3, 2009 are as follows:

		October 2, 2010		January 2, 2010		October 3, 2009
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$346,464	$346,464	$290,737	$290,737	$326,431	$326,431
Open foreign currency exchange contracts	Prepaid expenses and other current assets	231	231	79	79	649	649

Liabilities:
Accounts payable	Accounts payable	$165,171	$165,171	$127,636	$127,636	$130,394	$130,394
Short-term debt	Short-term debt	69,607	69,607	47,873	47,873	45,956	45,956
Senior Notes, current portion	Short-term debt	—	—	50,000	51,479	—	—
Open foreign currency exchange contracts	Accrued liabilities	4,044	4,044	3,400	3,400	6,353	6,353
Senior Notes (including debt premium on swaps)	Long-term debt	—	—	112,835	116,115	162,976	167,400
Derivative Financial Instruments
The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany payables by foreign subsidiaries whose functional currencies are not the U.S. dollar. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset certain of its foreign exchange risk. During the Nine Months Ended October 3, 2009, the Company also utilized interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 14 of Notes to Consolidated Condensed Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009. The Company does not use derivative financial instruments for speculative or trading purposes.
A number of international financial institutions are counterparties to the Company’s foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
During the Three Months Ended October 2, 2010, the Company’s Mexican subsidiary entered into foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period. In addition, during the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period or payment of 100% of the minimum royalty and advertising expenses. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
During the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange contracts, including, zero-cost collars, that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany purchases by a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables.
The following table summarizes the Company’s derivative instruments as of October 2, 2010, January 2, 2010 and October 3, 2009:

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
		Balance Sheet	October 2,	January 2,	October 3,	Balance Sheet	October 2,	January 2,	October 3,
	Type (a)	Location	2010	2010	2009	Location	2010	2010	2009
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	$—	$—	Accrued liabilities	$2,094	$1,119	$1,389

Derivatives not designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	CF	Prepaid expenses and other current assets	$231	$79	$649	Accrued liabilities	$1,950	$2,281	$4,964

Total derivatives			$231	$79	$649		$4,044	$3,400	$6,353

(a)	CF = cash flow hedge
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 2, 2010 and the Three and Nine Months Ended October 3, 2009:

								Amount of Gain (Loss)
		Amount of Gain (Loss) Recognized					Location of	Recognized in Income on
		in OCI on Derivatives			Amount of Gain (Loss) Reclassified from		Gain (Loss)	Derivative (Ineffective
		(Effective Portion)		Location of Gain	Accumulated OCI into Income (Effective		Recognized in	Portion)
			Three Months	(Loss) Reclassified	Portion)		Income on	Three Months	Three Months
		Three Months	Ended	from Accumulated	Three Months	Three Months	Derivative	Ended	Ended
Derivatives in FASB ASC 815-20	Nature of Hedged	Ended	October 3,	OCI into Income	Ended	Ended	(Ineffective	October 2,	October 3,
Cash Flow Hedging Relationships	Transaction	October 2, 2010	2009	(Effective Portion)	October 2, 2010	October 3, 2009	Portion) (c)	2010	2009
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(1,128)	$(492)	cost of goods sold	$289	$(192)	other loss/income	$(49)	$(10)
Foreign exchange contracts	Purchases of inventory (b)	(2,842)	(961)	cost of goods sold	(93)	(459)	other loss/income	(99)	(10)

Total		$(3,970)	$(1,453)		$196	$(651)		$(148)	$(20)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

		Amount of			Amount of			Amount of
		Gain (Loss)			Gain (Loss)			Gain (Loss)
		Recognized in			Reclassified from			Recognized in
		OCI on			Accumulated OCI			Income on
		Derivatives		Location of	into Income		Location of	Derivative
		(Effective Portion)		Gain (Loss)	(Effective Portion)		Gain (Loss)	(Ineffective Portion)
		Nine Months	Nine Months	Reclassified from	Nine Months	Nine Months	Recognized in	Nine Months	Nine Months
		Ended	Ended	Accumulated OCI	Ended	Ended	Income on	Ended	Ended
Derivatives in FASB ASC 815-20	Nature of Hedged	October 2,	October 3,	into Income	October 2,	October 3,	Derivative	October 2,	October 3,
Cash Flow Hedging Relationships	Transaction	2010	2009	(Effective Portion)	2010	2009	(Ineffective Portion) (c)	2010	2009
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$387	$(599)	cost of goods sold	$689	$(122)	other loss/income	$(23)	$(16)
Foreign exchange contracts	Purchases of inventory (b)	(1,452)	(1,451)	cost of goods sold	(911)	(554)	other loss/income	(25)	(21)

Total		$(1,065)	$(2,050)		$(222)	$(676)		$(48)	$(37)

(a)	At October 2, 2010, the amount of minimum royalty costs hedged was $11,433; contracts expire September 2011. At October 3, 2009, the amount of minimum royalty costs hedged was $9,768; contracts expire June 2010.

(b)	At October 2, 2010, the amount of inventory purchases hedged was $60,100 ; contracts expire February 2012. At October 3, 2009, amount of inventory purchases hedged was $19,918; contracts expire February 2011.

(c)	No amounts were excluded from effectiveness testing.

						Amount of Gain (Loss) Recognized in Income on
						Derivative
			Amount		Location of Gain	Three Months	Nine Months
Derivatives not designated as			Hedged	Maturity Date	(Loss) Recognized	Ended	Ended
hedging instruments under FASB	Nature of Hedged		October 2,	October 2,	in Income on	October 2,	October 2,
ASC 815-20	Transaction	Instrument	2010	2010	Derivative	2010	2010
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$—		other loss/income	$(32)	$(142)
Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	13,936	January 2012	other loss/income	712	(80)
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	12,500	October 2011	other loss/income	(976)	(73)
Foreign exchange contracts	Intercompany loans	Forward contracts	—		other loss/income	—	(94)
Foreign exchange contracts	Intercompany payables	Forward contracts	35,000	May 2011	other loss/income	(3,115)	(256)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		other loss/income	—	1,511
Foreign exchange contracts	Intercompany payables	Forward contracts	—		selling, general and administrative	—	398
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		selling, general and administrative	—	(232)

Total						$(3,411)	$1,032

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

						Amount of Gain (Loss) Recognized in Income on
						Derivative
			Amount		Location of Gain	Three Months	Nine Months
Derivatives not designated as			Hedged	Maturity Date	(Loss) Recognized	Ended	Ended
hedging instruments under FASB	Nature of Hedged		October 3,	October 3,	in Income on	October 3,	October 3,
ASC 815-20	Transaction	Instrument	2009	2009	Derivative	2009	2009
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$13,303	November 2009 - August 2010	other loss/income	$(693)	$(3,253)
Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	10,996	December 2010	other loss/income	789	91
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	July 2010	other loss/income	(364)	(874)
Foreign exchange contracts	Intercompany loans	Zero-cost collars	7,759	April 2010	other loss/income	(160)	255
Foreign exchange contracts	Intercompany payables	Zero-cost collars	36,000	October 2009 - June 2010	other loss/income	(245)	(29)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	14,000	October 2009 - May 2010	selling, general and administrative	746	2,306

Total						$73	$(1,504)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative losses recognized	(2,087)
Losses amortized to earnings	713

Balance October 3, 2009, net of tax	$(1,702)

Balance January 2, 2010	$(1,414)
Derivative losses recognized	(1,065)
Losses amortized to earnings	222

Balance before tax effect	(2,257)
Tax effect	803

Balance October 2, 2010, net of tax	$(1,454)

During the twelve months following October 2, 2010, the net amount of gains that were reported in Other Comprehensive Income at that date that are estimated to be amortized into earnings is $1,846. During the Nine Months Ended October 2, 2010, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during the Nine Months Ended October 2, 2010 as a result of the discontinuance of those cash flow hedges.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	October 2, 2010	January 2, 2010	October 3, 2009

Finished goods	$324,430	$251,540	$278,671
Raw materials	9	1,822	2,515

	$324,439	$253,362	$281,186

See Note 11 to Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of October 2, 2010, January 2, 2010 and October 3, 2009 and the activity in the intangible asset accounts for the Nine Months Ended October 2, 2010:

	October 2, 2010			January 2, 2010			October 3, 2009
	Gross Carrying	Accumulated		Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$328,388	$52,774	$275,614	$330,389	$46,268	$284,121	$294,281	$42,240	$252,041
Other	17,170	10,155	7,015	20,427	8,387	12,040	16,627	7,939	8,688

	345,558	62,929	282,629	350,816	54,655	296,161	310,908	50,179	260,729

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	56,719	—	56,719	22,530	—	22,530
Licenses in perpetuity	23,113	—	23,113	23,951	—	23,951	10,227	—	10,227

	77,828	—	77,828	80,670	—	80,670	32,757	—	32,757

Intangible Assets (a)	$423,386	$62,929	$360,457	$431,486	$54,655	$376,831	$343,665	$50,179	$293,486

(a)	the increase in the balance of intangible assets from October 3, 2009 to January 2, 2010 primarily relates to the increase in value of certain intangible assets due to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (see Note 10 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 2, 2010	$56,719	$23,951	$284,121	$12,040	$376,831
Amortization expense	—	—	(6,506)	(1,768)	(8,274)
Translation adjustments	—	—	(153)	(25)	(178)
Recapture of tax basis (a)	(2,004)	(838)	(1,848)	—	(4,690)
Other (b)	—	—	—	(3,232)	(3,232)

Balance at October 2, 2010	$54,715	$23,113	$275,614	$7,015	$360,457

(a)	relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

(b)	during the Nine Months Ended October 2, 2010, the Company completed the accounting for the acquisition of certain store assets in Brazil (see Note 2 of Notes to Consolidated Condensed Financial Statements), which had been recorded as intangible assets of $3,592 on the date of acquisition during the fourth quarter of Fiscal 2009. During the Nine Months Ended October 2, 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Condensed Balance Sheet). In addition, during the Three Months Ended October 2, 2010, the Company recorded reacquired rights of $360 related to its acquisition of businesses in the People’s Republic of China (see Note 3 of Notes to Consolidated Condensed Financial Statements) and amortized that intangible asset to selling, general and administrative expense during the Three Months Ended October 2, 2010.
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2011	$9,742
2012	9,559
2013	9,464
2014	8,078
2015	8,078
The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 2, 2010:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 2, 2010	$108,633	$1,446	$642	$110,721
Adjustment:
Translation adjustments	(1,410)	39	—	(1,371)
Other (a)	683	117	—	800

Goodwill balance at October 2, 2010	$107,906	$1,602	$642	$110,150

(a)	relates to the acquisition of businesses in the People’s Republic of China during the Nine Months Ended October 2, 2010 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Note 14—Debt
Debt was as follows:

	October 2,	January 2,	October 3,
	2010	2010	2009
Short-term debt:
CKJEA notes payable and other	$48,653	$47,684	$45,750
New Credit Agreements	7,174	189	206
Italian note	13,780	—	—
8 7/8% Senior Notes due 2013 (a)	—	50,000	—

	69,607	97,873	45,956

Long-term debt:
8 7/8% Senior Notes due 2013	—	110,890	160,890
Debt premium on 2003 and 2004 swaps	—	1,945	2,086

	—	112,835	162,976

Total Debt	$69,607	$210,708	$208,932

(a)	reflects the portion of the Senior Notes that was redeemed from bondholders on January 5, 2010 (see below).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Senior Notes
On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of its outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $51,479 and on June 15, 2010, the Company redeemed from bondholders the remaining $110,890 aggregate principal amount of its outstanding Senior Notes for a total consideration of $112,530. In connection with the redemptions, the Company recognized a loss in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations of approximately $3,747 for the Nine Months Ended October 2, 2010, which included $3,119 of premium expense, the write-off of approximately $2,411 of deferred financing costs, partially offset by $1,783 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009). The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S and borrowings under its New Credit Agreement (defined below).
The aggregate principal amount outstanding under the Senior Notes was $0 as of October 2, 2010 and $160,890 at January 2, 2010 and at October 3, 2009.
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
At October 2, 2010, the New Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a Base Rate plus 0.50%, or (ii) 2.79%, based on LIBOR plus 1.50%. The New Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.71%, based on the BA Rate, in each case, on a per annum basis. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of October 2, 2010, the Company had $7,174 in loans and approximately $64,416 in letters of credit outstanding under the New Credit Agreement, leaving approximately $168,467 of availability. As of October 2, 2010, there were no loans and no letters of credit outstanding under the New Canadian Credit Agreement and the available line of credit was approximately $21,366. As of October 2, 2010, the Company was in compliance with all financial covenants contained in the New Credit Agreements.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the Company’s 2006 acquisition of certain parts of its Calvin Klein businesses, the Company assumed certain short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $48,653 at October 2, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.45% as of October 2, 2010, 2.18% as of January 2, 2010 and 1.85% as of October 3, 2009. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 2, 2010 for additional terms of no more than 12 months. In addition, one of the Company’s Korean subsidiaries had an outstanding note payable of $1,691, with an interest rate of 5.96% per annum at October 3, 2009, all of which had been repaid as of January 2, 2010 and October 2, 2010.
On September 30, 2010, one of the Company’s Italian subsidiaries entered into a Euro 10.0 million loan (the “Italian Note”). The Italian Note has a term of 18 months, through March 12, 2012, and bears interest of Euro LIBOR plus 2.75%. Repayments are due monthly beginning in January 2011. At October 2, 2010, the balance of the Italian Note was Euro 10.0 million ($13,780), with an annual interest rate of 3.48%. The Company has the intent and ability to repay the Italian Note within one year and, accordingly, has classified the Italian Note as short-term debt.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at October 2, 2010, January 2, 2010 and October 3, 2009.
Share Repurchase Programs
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Three Months Ended October 2, 2010, the Company repurchased 246,747 shares in the open market for a total cost of $11,779 (based on an average of $47.74 per share) under the 2010 Share Repurchase Program, leaving a balance of 4,753,253 shares to be repurchased. All repurchases of shares under the new program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the first quarter of Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69,004 (an average cost of $46.31 per share). At October 2, 2010, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $106,916 (an average cost of $35.64 per share) under the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.
Stock Incentive Plans
During the Three and Nine Months Ended October 2, 2010, 56,096 and 434,746 stock options were granted, respectively, and 7,250 and 621,100 stock options were granted during the Three and Nine Months Ended October 3, 2009, respectively. The fair values of stock options granted during the Three and Nine Months Ended October 2, 2010 and the Three and Nine Months Ended October 3, 2009 were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Weighted average risk free rate of return (a)	1.15%	1.88%	1.74%	1.84%
Dividend yield	—	—	—	—
Expected volatility of the market price of the Company’s common stock	56.8%	59.3%	56.8%	59.3%
Expected option life (years)	4.2	3.72	4.2	3.72

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Stock-based compensation expense before income taxes:
Stock options	$1,625	$1,567	$6,485	$4,186
Restricted stock grants	2,681	2,393	11,595	6,467

Total (a)	4,306	3,960	18,080	10,653

Income tax benefit:
Stock options	570	535	2,307	1,436
Restricted stock grants	953	821	3,633	2,031

Total	1,523	1,356	5,940	3,467

Stock-based compensation expense after income taxes:
Stock options	1,055	1,032	4,178	2,750
Restricted stock grants	1,728	1,572	7,962	4,436

Total	$2,783	$2,604	$12,140	$7,186

(a)	The primary reason for the increase in stock-based compensation expense for the Nine Months Ended October 2, 2010, compared to the Nine Months Ended October 3, 2009, related to the incorporation of a “Retirement Eligibility” feature that was applied to all the equity awards issued in March 2010. For employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the award’s vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010.
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Nine Months Ended October 2, 2010 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 2, 2010	2,462,346	$26.79
Granted	434,746	43.25
Exercised	(431,817)	18.90
Forfeited / Expired	(69,547)	37.12

Outstanding as of October 2, 2010	2,395,728	$30.89

Options Exercisable as of October 2, 2010	1,449,312	$26.47

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Nine Months Ended October 2, 2010 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 2, 2010	751,108	$32.78
Granted	339,034	44.14
Vested (a)	(199,574)	34.27
Forfeited	(32,138)	36.18

Unvested as of October 2, 2010	858,430	$36.79

(a)	does not include an additional 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement-Eligible employees, for which the requisite service period has been completed on the grant date but the restrictions will not lapse until the end of the three-year vesting period.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period included the following assumptions:

Weighted average risk free rate of return	1.25%
Dividend yield	-
Expected volatility — Company (a)	65.0%
Expected volatility — Peer Companies	39.8% - 114.1%
Remaining measurement period	2.83 years

(a)	Company expected volatility is based on a remaining measurement period of 2.83 years.
The Company recorded compensation expense for the Performance Awards during the Nine Months Ended October 2, 2010 based on the performance condition.
Performance share activity for the Nine Months Ended October 2, 2010 was as follows:

Weighted
Average
	Performance	Grant Date
	Shares	Fair Value
Unvested as of January 2, 2010	—	$—
Granted	75,750	43.28
Vested (a)	—	—
Forfeited	—	—

Unvested as of October 2, 2010	75,750	$43.28

(a)	does not include 34,300 Performance Awards granted to Retirement Eligible employees, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.
Note 16—Supplemental Cash Flow Information

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Cash paid (received) during the period for:
Interest expense	$11,834	$13,863
Interest income	(714)	(1,708)
Income taxes, net of refunds received	27,424	22,251
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	5,851	5,840

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 587,699 and 622,013 shares for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and 582,190 and 550,946 shares for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

	Three Months Ended
	October 2, 2010	October 3, 2009
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$41,440	$31,218
Less: allocation to participating securities	(540)	(421)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$40,900	$30,797

Income (Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$57	$(1,562)
Less: allocation to participating securities	—	21

Income (Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$57	$(1,541)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$41,497	$29,656
Less: allocation to participating securities	(540)	(400)

Net income attributable to Warnaco Group, Inc. common shareholders	$40,957	$29,256

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	44,553,898	45,451,366

Income per common share from continuing operations	$0.92	$0.68
(Loss) per common share from discontinued operations	—	(0.04)

Net income per common share	$0.92	$0.64

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	44,553,898	45,451,366
Effect of dilutive securities:
Stock options and restricted stock units	911,793	968,363

Weighted average number of shares and share equivalents used in computing income per common share	45,465,691	46,419,729

Income per common share from continuing operations	$0.90	$0.66
(Loss) per common share from discontinued operations	—	(0.03)

Net income per common share	$0.90	$0.63

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	400,067	418,034

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$119,779	$88,448
Less: allocation to participating securities	(1,536)	(1,061)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$118,243	$87,387

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(373)	$(3,461)
Less: allocation to participating securities	5	42

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(368)	$(3,419)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$119,406	$84,987
Less: allocation to participating securities	(1,531)	(1,019)

Net income attributable to Warnaco Group, Inc. common shareholders	$117,875	$83,968

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	44,813,952	45,388,159

Income per common share from continuing operations	$2.64	$1.93
Income per common share from discontinued operations	(0.01)	(0.08)

Net income per common share	$2.63	$1.85

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	44,813,952	45,388,159
Effect of dilutive securities:
Stock options and restricted stock units	992,578	621,258

Weighted average number of shares and share equivalents used in computing income per common share	45,806,530	46,009,417

Income per common share from continuing operations	$2.58	$1.90
Income per common share from discontinued operations	(0.01)	(0.07)

Net income per common share	$2.57	$1.83

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	399,067	425,684

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
Note 18—Legal Matters
SEC Inquiry: As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the SEC issued a formal order of investigation in September 2007 in connection with the matters associated with the Company’s restatement of its previously reported financial statements for the fourth quarter of 2005, fiscal 2005 and the first quarter of 2006. On September 20, 2010, the Company received notice that the SEC had completed its investigation and did not intend to recommend any enforcement action against the Company.
OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”) from Doyle & Bossiere Fund I, LLC (“Doyle”) and certain minority shareholders of OP. The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers of OP under certain circumstances. On November 6, 2006, the Company sold the OP business to a third party. On May 23, 2007, Doyle filed a demand against the Company for arbitration before Judicial Arbitration and Mediation Services in Orange County, California, alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. The complaint seeks monetary damages in an unspecified amount and other relief. The Company believes that Doyle’s lawsuit is without merit and intends to defend itself vigorously. The Company believes that it has adequately reserved for this matter.
Lejaby Claims: On March 10, 2008, the Company sold its Lejaby business to Palmers Textil AG (“Palmers”). On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that the Palmers’ lawsuit is without merit and intends to defend itself vigorously. The Company believes that it has adequately reserved for these claims.
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
Note 19 — Commitments
Except as set forth in the table below, the contractual obligations and commitments in existence as of October 2, 2010 did not differ materially from those disclosed as of January 2, 2010 in the Company’s Annual Report on Form 10-K for Fiscal 2009.

	Payments Due by Year
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases entered into during the Nine Months Ended October 2, 2010	$20,265	$17,252	$10,353	$3,967	$2,526	$9,005	$63,368
Other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 2, 2010	7,383	1,991	1,072	55	57	24	10,582

Total	$27,648	$19,243	$11,425	$4,022	$2,583	$9,029	$73,950

Contractual obligations as of January 2, 2010 (as reported in the Company’s Annual Report on Form 10-K for Fiscal 2009) included approximately $37,000 related to a 15 year lease contract for a new distribution center in the Netherlands (the “DC”) that was entered into by one of the Company’s Netherlands subsidiaries. In the event of default by the Netherlands subsidiary in making rental payments under the lease, the Warnaco Group Inc. has issued a guarantee to the lessor for those payments. The Company has also issued guarantees of the indebtedness of other of its subsidiaries from time to time in the ordinary course of business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding share and per share amounts)
(Unaudited)
At October 2, 2010, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $371,572, of which $145,250 is payable in 2010 and $226,322 is payable in 2011.
As of October 2, 2010, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to Consolidated Condensed Financial Statements).
As of October 2, 2010, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $1,500 and $4,500 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) will contain 52 weeks of operations and the period January 4, 2009 to January 2, 2010 (“Fiscal 2009”) contained 52 weeks of operations. Additionally, the period from July 4, 2010 to October 2, 2010 (the “Three Months Ended October 2, 2010”) and the period from July 5, 2009 to October 3, 2009 (the “Three Months Ended October 3, 2009”) each contained thirteen weeks of operations and the period from January 3, 2010 to October 2, 2010 (the “Nine Months Ended October 2, 2010”) and the period from January 4, 2009 to October 3, 2009 (the “Nine Months Ended October 3, 2009”) each contained thirty-nine weeks of operations.
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
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it successfully continued to implement during the Three Months Ended and Nine Months Ended October 2, 2010, as follows:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. For the Three Months Ended October 2, 2010, net revenues of Calvin Klein businesses, the Company’s major brand, increased 12.1% to $468.2 million and operating income increased 16.8% to $82.6 million from the same period in Fiscal 2009. For the Nine Months Ended October 2, 2010, net revenue increased 13.1% to $1,247.0 million and operating income increased 23.7% to $199.3 million from the same period in Fiscal 2009. The launch of the Calvin Klein X brand of men’s underwear and the expansion of the Company’s Calvin Klein retail store network during the Nine Months Ended October 2, 2010 contributed significantly to those increased operating results;

•	Grow the Company’s direct- to- consumer business. Direct-to-consumer (retail) net revenues increased 21.0% to $142.7 million for the Three Months Ended October 2, 2010 compared to the same period in Fiscal 2009 and increased 23.7% to $393.2 million for the Nine Months Ended October 2, 2010 compared to the same period in Fiscal 2009, primarily due to the opening of new retail stores in Europe, Asia and South America as well as increases of 8.9% and 5.6% from comparable store sales during the Three Months Ended October 2, 2010 and Nine Months Ended October 2, 2010, respectively, coupled with the acquisition of retail stores in southern Asia and in the People’s Republic of China during the Nine Months Ended October 2, 2010 (see below). As of October 2, 2010, the Company operated: (i) 1,241 Calvin Klein retail stores worldwide (consisting of 272 free-standing stores (including 160 full price and 112 outlet stores), 967 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store in the U.S. and one Calvin Klein Jeans on-line store in the U.S. and (ii) one Speedo® on-line store in the U.S. As of October 2, 2010, there were also 595 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia;

In pursuit of its strategic goal of expanding its direct-to-consumer operations internationally, on April 29, 2010 and on June 1, 2010, the Company entered into agreements to acquire the businesses of two of its distributors of its Calvin Klein brand of products in southern Asia and the People’s Republic of China, respectively, for total cash consideration of $8.6 million, of which $8.4 million had been paid as of October 2, 2010. In addition, subsequent to the end of the quarter, on October 4, 2010, the Company acquired a distributor’s business of its Calvin Klein brand of products in Italy for total cash consideration of approximately $23.3 million.
•	Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. The Company believes that there are opportunities for continued growth in Europe, Asia and South America. For the Three Months Ended October 2, 2010, net revenues from international operations increased 11.6%, to $346.7 million (representing 58.1% of the Company’s net revenues) compared to $310.8 million (representing 59.7% of the Company’s net revenues) for the Three Months Ended October 3, 2009, and operating income from international operations increased 34.6% to $62.1 million for the Three Months Ended October 2, 2010 compared to the same period in Fiscal 2009. For the Nine Months Ended October 2, 2010, net revenue from international operations increased 14.9%, to $921.5 million (representing 54.1% of the Company’s net revenues) compared to $802.0 million (representing 53.0% of the Company’s net revenues) for the Nine Months Ended October 3, 2009 and operating income from international operations increased 42.3% to $140.7 million for the Nine Months Ended October 2, 2010 compared to the same period in Fiscal 2009.
Overall, the Company’s net revenue increased $75.8 million, or 14.6%, to $596.8 million for the Three Months Ended October 2, 2010 and increased $190.1 million, or 12.6%, to $1,704.3 million for the Nine Months Ended October 2, 2010 compared to the same respective periods in Fiscal 2009, reflecting increases of $36.2 million and $105.5 million, respectively, in the Sportswear Group, $33.3 million and $84.5 million, respectively, in the Intimate Apparel Group, and, in the Swimwear Group, an increase of $6.3 million for the Three Months Ended October 2, 2010 compared to the same respective period in Fiscal 2009. Swimwear Group net revenues were substantially unchanged for the Nine Months Ended October 2, 2010 compared to the same respective period in Fiscal 2009. The Company’s operating income increased $7.6 million, or 12.7%, to $67.9 million for the Three Months Ended October 2, 2010 and increased $37.2 million, or 22.5%, to $202.7 million for the Nine Months Ended October 2, 2010 compared to the same respective periods in Fiscal 2009. Operating income includes restructuring charges of $1.7 million and $3.8 million for the Three and Nine Months Ended October 2, 2010, respectively, and $0.9 million and $11.0 million for the Three and Nine Months Ended October 3, 2009, respectively.
As noted above, more than 50% of the Company’s net revenue was generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean Won, Canadian Dollar, Brazilian Real and Mexican Peso. Consequently, both net revenues and operating income were affected by fluctuations in certain foreign currencies: net revenue includes a decrease of $8.6 million for the Three Months Ended October 2, 2010 and an increase of $23.8 million for the Nine Months Ended October 2, 2010 (see Non-GAAP Measures — Net Revenue Constant Currency, below), while operating income includes increases of $4.1 million and $20.2 million for the Three and Nine Months Ended October 2, 2010, respectively. The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities who purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs.
The Company’s income from continuing operations per diluted share increased for both the Three Months and Nine Months Ended October 2, 2010 compared to the same periods in Fiscal 2009. On a GAAP basis, income from continuing operations per diluted share increased 36% to $0.90 per diluted share (from $0.66 per diluted share), and increased 36% to $2.58 per diluted share (from $1.90 per diluted share), respectively. The Company notes that the effect of fluctuations in foreign currency exchange rates for the Three Months and Nine Months Ended October 2, 2010 increased income from continuing operations per diluted share by approximately $0.08 and $0.25, respectively. On a non-GAAP basis (excluding restructuring expense, pension expense (income) and certain other items (see Non-GAAP Measures, below), income from continuing operations per diluted share increased 41% to $1.04 per diluted share (from $0.74 per diluted share) and increased 30% to $2.83 per diluted share (from $2.18 per diluted share), respectively.

At October 2, 2010, the Company’s balance sheet included cash and cash equivalents of $213.4 million and total debt of $69.6 million. The amount of the Company’s debt reflects the redemption from bondholders of the remaining $160.9 million aggregate principal amount of its Senior Debt during the Nine Months Ended October 2, 2010 for a total consideration of $164.0 million.
During the first fiscal quarter of 2010, the Company completed all remaining share repurchases under its 2007 Share Repurchase Program (see Note 15 of Notes to Consolidated Condensed Financial Statements) by repurchasing 1,490,131 shares of common stock for a total of $69.0 million (based on an average of $46.31 per share). In May 2010, the Company’s Board of Directors approved the 2010 Share Repurchase Program (as defined below, see Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds), which allows the Company to repurchase up to 5.0 million shares of its common stock. A total of 246,747 shares of common stock were repurchased during the Nine Months Ended October 2, 2010 for a total of $11.8 million (based on an average of $47.74 per share).
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

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$67,897	$60,258	$202,713	$165,528
Restructuring and other exit costs (a)	1,697	908	3,810	10,953
Pension (b)	(22)	566	(65)	1,697
Brazil acquisition adjustment (c)	1,521	—	1,521	—
State franchise taxes and other (d)	1,269	(260)	1,269	(780)

Operating income, as adjusted (non-GAAP)	$72,362	$61,472	$209,248	$177,398

Income from continuing operations, as reported (GAAP)	$41,440	$31,218	$119,779	$88,448
Restructuring and other exit costs, net of income tax (a)	1,407	560	2,774	7,805
Pension, net of income tax (b)	(4)	390	(31)	1,069
Brazil acquisition adjustment, net of income tax (c)	1,004	—	1,004	—
State franchise taxes and other, net of income tax (d)	802	(156)	802	(468)
Costs related to the redemption of debt, net of taxation (e)	—	—	2,368	—
Taxation (f)	3,236	3,018	4,539	4,750

Income from continuing operations, as adjusted (non-GAAP)	$47,885	$35,030	$131,235	$101,604

Diluted earnings per share from continuing operations, as reported (GAAP)	$0.90	$0.66	$2.58	$1.90
Restructuring and other exit costs, net of income tax	0.03	0.01	0.06	0.17
Pension, net of income tax	—	0.01	—	0.02
Brazil acquisition adjustment, net of income tax	0.02	—	0.02	—
State franchise taxes and other, net of income tax	0.02	—	0.02	(0.01)
Costs related to the redemption of debt, net of taxation	—	—	0.05	—
Taxation	0.07	0.06	0.10	0.10

Diluted earnings per share from continuing operations, as adjusted (non-GAAP)	$1.04	$0.74	$2.83	$2.18

a)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations without the effects of restructuring charges and other exit costs of $1,697 ($1,407 after tax) and $908 ($560 after tax) for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $3,810 ($2,774 after tax) and $10,953 ($7,805 after tax) for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred the restructuring and other exit costs.

b)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations without the effects of pension (income) expense of $(22)(($4) after tax) and $566($390 after tax) for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $(65)(($31) after tax) and $1,697($1,069 after tax) for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that recognized pension income or incurred pension expense.

c)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations without the effects of an additional charge related to an adjustment to the contingent consideration to be paid for the business acquired in Brazil in 2009 of $1,521($1,004 after tax) for the Three Months and Nine Months Ended October 2, 2010. The income tax rate used to compute the income tax effect related to this adjustment corresponds to the local statutory tax rate in Brazil.

d)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations:
i)	excluding a charge of $1,269 ($802 after tax) for certain franchise taxes recorded during the Three Months Ended October 2, 2010 related to the correction of amounts recorded in prior periods. The amount was not material to any prior period. The income tax rates used to compute the income tax effect related to the above-mentioned charge for franchise taxes correspond to the statutory tax rates in the United States; and

ii)	including a charge of $260 ($156 after tax) and $780 ($468 after tax) for the Three and Nine Months Ended October 3, 2009, respectively, for amortization expense related to the correction of amounts recorded in prior periods in connection with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. The income tax rates used to compute the income tax effect related to the charge for the above-mentioned amortization expense correspond to the statutory tax rates in the United States.

e)	This adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effect of a charge of $3,747 ($2,368 after tax) related to the repurchase of a portion of its Senior Notes during the Nine Months Ended October 2, 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the United States.

f)	For the Nine Months Ended October 2, 2010, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of certain tax adjustments related to errors or changes in estimates in prior period tax provisions (approximately $1,900) and adjustments for certain other discrete tax items (approximately $2,600). The adjustment related to prior period errors or estimate changes includes, among other items, a charge of approximately $1,700 recorded during the Nine Months Ended October 2, 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction. This error was not material to any prior period. The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company’s core business activities.

For the Nine Months Ended October 3, 2009, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of certain tax adjustments related to changes in estimates or errors in prior period tax provisions (approximately $1,100), adjustments for certain other discrete tax items (approximately $1,100) and an adjustment for the amount recorded to correct for an error in the Company’s 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (approximately $2,500). The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) the effect of changes in tax laws (in 2009) related to the opening balances for deferred tax assets and liabilities; 2) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 3) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 4) other adjustments not considered part of the Company’s core business activities.

For the Three Months Ended October 2, 2010, this adjustment reflects an additional amount that is required to be excluded such that income from continuing operations and diluted earnings per share from continuing operations on an adjusted (non-GAAP) basis for the Three Months Ended October 2, 2010 is presented at a tax rate of 33.5% (which reflects the Company’s expected tax rate for Fiscal 2010 on an adjusted (non-GAAP) basis after excluding the following: restructuring charges, pension expense (income), charges related to the adjustment of the contingent consideration to be paid for the business acquired in Brazil in 2009, franchise taxes, charges related to the repurchase of debt and certain income tax related adjustments related to errors or changes in estimates in prior period tax provisions and certain other discrete tax items).

For the Three Months Ended October 3, 2009, this adjustment reflects an additional amount that is required to be excluded such that income from continuing operations and diluted earnings per share from continuing operations on an adjusted (non-GAAP) basis for the Three Months Ended October 3, 2009 is presented at a tax rate of 33.9% (which reflects the Company’s tax rate for Fiscal 2009 on an adjusted (non-GAAP) basis after excluding the following: restructuring charges, pension expense (income), other items and certain income tax related adjustments related to errors or changes in estimates in prior period tax provisions and certain other discrete tax items).

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
NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)
(Unaudited)

	Three Months Ended October 2, 2010
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$337,020	$(5,155)	$342,175
Intimate Apparel Group	223,081	(3,249)	226,330
Swimwear Group	36,660	(230)	36,890

Net revenues	$596,761	$(8,634)	$605,395

By Region:
United States	$250,039	$—	$250,039
Europe	166,749	(14,896)	181,645
Asia	101,090	2,182	98,908
Canada	30,667	1,570	29,097
Mexico, Central and South America	48,216	2,510	45,706

Total	$596,761	$(8,634)	$605,395

	Nine Months Ended October 2, 2010
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$887,410	$16,022	$871,388
Intimate Apparel Group	616,139	6,272	609,867
Swimwear Group	200,710	1,518	199,192

Net revenues	$1,704,259	$23,812	$1,680,447

By Region:
United States	$782,753	$—	$782,753
Europe	423,882	(12,906)	436,788
Asia	281,655	14,961	266,694
Canada	86,029	8,621	77,408
Mexico, Central and South America	129,940	13,136	116,804

Total	$1,704,259	$23,812	$1,680,447

Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. See the Company’s Annual Report on Form 10-K for Fiscal 2009 for a discussion of the Company’s critical accounting policies. During the Nine Months Ended October 3, 2010, the Company implemented the following additional critical accounting policies:
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

For all employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during the Nine Months Ended October 2, 2010 of approximately $7.4 million, from the Nine Months Ended October 3, 2009, primarily related to the Retirement Eligibility feature described above.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the Nine Months Ended October 2, 2010 that had or are expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.
Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three and Nine Months Ended October 2, 2010 compared to the Three and Nine Months Ended October 3, 2009. The results of the Company’s discontinued operations are included in “Income (Loss) from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for each of the Three Months Ended October 2, 2010 and for the Three Months Ended October 3, 2009 and thirty-nine weeks of activity for each of the Nine Months Ended October 2, 2010 and for the Nine Months Ended October 3, 2009.

	Three Months		Three Months		Nine Months		Nine Months
	Ended October	% of Net	Ended October	% of Net	Ended October	% of Net	Ended October	% of Net
	2, 2010	Revenues	3, 2009	Revenues	2, 2010	Revenues	3, 2009	Revenues
	(in thousands of dollars)
Net revenues	$596,761	100.0%	$520,905	100.0%	$1,704,259	100.0%	$1,514,180	100.0%
Cost of goods sold	327,736	54.9%	292,083	56.1%	938,374	55.1%	871,074	57.5%

Gross profit	269,025	45.1%	228,822	43.9%	765,885	44.9%	643,106	42.5%
Selling, general and administrative expenses	198,129	33.2%	165,720	31.8%	554,962	32.6%	469,325	31.0%
Amortization of intangible assets	3,021	0.5%	2,278	0.4%	8,275	0.5%	6,556	0.4%
Pension expense (income)	(22)	0.0%	566	0.1%	(65)	0.0%	1,697	0.1%

Operating income	67,897	11.4%	60,258	11.6%	202,713	11.9%	165,528	10.9%
Other (loss) income	(1,899)		761		5,651		3,156
Interest expense	2,953		5,899		12,190		17,767
Interest income	(699)		(196)		(2,192)		(1,020)

Income from continuing operations before provision for income taxes and noncontrolling interest	67,542		53,794		187,064		145,625
Provision for income taxes	26,102		21,246		67,285		54,677

Income from continuing operations before noncontrolling interest	41,440		32,548		119,779		90,948
Income (Loss) from discontinued operations, net of taxes	57		(1,562)		(373)		(3,461)

Net income	41,497		30,986		119,406		87,487
Less: Net Income attributable to the noncontrolling interest	—		(1,330)		—		(2,500)
Net income attributable to Warnaco Group, Inc.	$41,497		$29,656		$119,406		$84,987

Net Revenues
For the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009, the amount of net revenues increased in both wholesale and retail channels of distribution. However, net revenues from the wholesale channels as a percentage of total net revenues decreased while the percentage of net revenues from retail channels as a percentage of total net revenues increased from one period to the other. In addition, net revenues increased in all geographies and in all Groups (segments).

For the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009, the amount of net revenues increased from both wholesale and retail channels of distribution. However, net revenues from wholesale channels as a percentage of total net revenues decreased, while net revenues from retail channels as a percentage of total net revenues increased from one period to the other. In addition, net revenues increased in all geographies, especially in Asia, Europe and Mexico and Central and South America, and in all Groups (segments), except for the Swimwear Group, as presented in the following tables:

By Group (Segment):

	Three Months	Three Months				Nine Months	Nine Months
	Ended	Ended				Ended	Ended			Constant
	October 2,	October 3,	Increase	%	Constant $	October 2,	October 3,	Increase	%	$ %
	2010	2009	(Decrease)	Change	% Change	2010	2009	(Decrease)	Change	Change
	(in thousands of dollars)
Sportswear Group	$337,020	$300,755	$36,265	12.1%	13.8%	$887,410	$781,869	$105,541	13.5%	11.4%
Intimate Apparel Group	223,081	189,819	33,262	17.5%	19.2%	616,139	531,596	84,543	15.9%	14.7%
Swimwear Group	36,660	30,331	6,329	20.9%	21.7%	200,710	200,715	(5)	0.0%	-0.8%

Net revenues	$596,761	$520,905	$75,856	14.6%	16.2%	$1,704,259	$1,514,180	$190,079	12.6%	11.0%

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
United States — wholesale
Department stores and independent retailers	9%	12%	11%	11%
Specialty stores	6%	7%	7%	8%
Chain stores	7%	6%	8%	8%
Mass merchandisers	1%	0%	2%	1%
Membership clubs	5%	6%	6%	8%
Off price and other	13%	8%	11%	10%

Total United States — wholesale	41%	39%	45%	46%
International — wholesale	35%	38%	32%	33%
Retail (a)	24%	23%	23%	21%

Net revenues — consolidated	100%	100%	100%	100%

(a)	for the Three Months Ended October 2, 2010 and the Three Months Ended October 3, 2009, 97.6% and 97.1%, respectively, and for the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009, 97.4% and 96.9%, respectively, of retail net revenues were derived from the Company’s international operations.
By Region:

	Net Revenues					Net Revenues
	Three Months	Three Months				Nine Months	Nine Months
	Ended October	Ended October	Increase /		Constant $	Ended October	Ended October	Increase /		Constant $
	2, 2010	3, 2009	(Decrease)	% Change	% Change	2, 2010	3, 2009	(Decrease)	% Change	% Change
	(in thousands of dollars)					(in thousands of dollars)
United States	$250,039	$210,146	$39,893	19.0%	19.0%	$782,753	$712,210	$70,543	9.9%	9.9%
Europe	166,749	166,584	165	0.1%	9.1%	423,882	407,573	16,309	4.0%	7.2%
Asia	101,090	85,994	15,096	17.6%	15.0%	281,655	238,387	43,268	18.2%	11.8%
Canada	30,667	25,796	4,871	18.9%	12.8%	86,029	75,719	10,310	13.6%	2.2%
Mexico, Central and South America	48,216	32,385	15,831	48.9%	41.1%	129,940	80,291	49,649	61.8%	45.5%

	$596,761	$520,905	$75,856	14.6%	16.2%	$1,704,259	$1,514,180	$190,079	12.6%	11.0%

By Channel:

	Net Revenues				Net Revenues
	Three Months	Three Months			Nine Months	Nine Months
	Ended October 2,	Ended October 3,	Increase /		Ended October	Ended October	Increase /
	2010	2009	(Decrease)	% Change	2, 2010	3, 2009	(Decrease)	% Change
	in thousands of dollars				in thousands of dollars
Wholesale	$454,066	$402,963	$51,103	12.7%	$1,311,096	$1,196,427	$114,669	9.6%
Retail	142,695	117,942	24,753	21.0%	393,163	317,753	75,410	23.7%

Total	$596,761	$520,905	$75,856	14.6%	$1,704,259	$1,514,180	$190,079	12.6%

The effect of fluctuations in foreign currency exchange rates on net revenues was a decrease of $8.6 million for the Three Months Ended October 2, 2010 and an increase of $23.8 million for the Nine Months Ended October 2, 2010, compared to the same periods in Fiscal 2009.
During the Three Months and Nine Months Ended October 2, 2010, the Company’s top five customers accounted for $121.3 million (20%) and $367.8 million (22%), respectively, of the Company’s net revenue as compared to $66.1 million (12.7%) and $313.5 million (20.7%), respectively, for the Three Months and Nine Months Ended October 3, 2009. During the Three Months and Nine Months Ended October 2, 2010 and the Three Months and Nine Months Ended October 3, 2009 no one customer accounted for 10% or more of the Company’s net revenues.
The details of changes in net revenues for each of the Company’s Groups are described below:
Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 2,	October 3,	Increase	%	October 2,	October 3,	Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$206,750	$199,824	$6,926	3.5%	$525,659	$498,510	$27,149	5.4%
Chaps	56,455	42,904	13,551	31.6%	152,406	123,006	29,400	23.9%

Sportswear wholesale	263,205	242,728	20,477	8.4%	678,065	621,516	56,549	9.1%
Sportswear retail	73,815	58,027	15,788	27.2%	209,345	160,353	48,992	30.6%

Sportswear Group (a) (b)	$337,020	$300,755	$36,265	12.1%	$887,410	$781,869	$105,541	13.5%

(a)	Includes net revenues of $41.0 million and $34.5 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $98.6 million and $76.7 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively, related to the Calvin Klein accessories business in Europe and Asia.

(b)	In order to conform to the Company’s current presentation, approximately $12.0 million and $33.3 million of Calvin Klein underwear net revenues for the Three and Nine Months Ended October 3, 2009, respectively, which had previously been included in the Sportswear Group, were reclassified to the Intimate Apparel Group.
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Sportswear Group net revenues increased $36.3 million to $337.0 million for the Three Months Ended October 2, 2010 from $300.7 million for the Three Months Ended October 3, 2009. Sportswear Group net revenues from international operations increased $17.0 million and from domestic operations increased $19.2 million. The increase in international net revenues occurred despite the unfavorable effect of fluctuations in certain foreign currency exchange rates of $5.2 million.
Net revenues from Calvin Klein Jeans increased $22.7 million. Wholesale sales increased $6.9 million (including increases of $8.1 million in Mexico, Central and South America and $7.4 million in the U.S., partially offset by a decrease of $9.5 million in Europe). The change in wholesale net revenue was primarily due (in constant currency) to an increase in sales in Mexico, and Central and South America to department stores, partially offset by a decrease to membership clubs in such geographies and an increase in sales in the U.S. to the off-price channel due to additional product offerings, partially offset by a decrease in sales to outlets. Those increases were partially offset by decreased sales of Calvin Klein Jeans in Europe to department, independent and specialty stores and to the off-price channel, partially offset by an increase in sales of accessories. In Asia, wholesale net revenue was slightly increased ($0.2 million) primarily due to increased sales to distributors, mostly offset by a decrease primarily due to fewer promotional sales in the off-price channel, coupled with the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and southern Asia to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010.
Net revenues from Calvin Klein Jeans retail sales increased $15.8 million (including increases of $7.8 million in Asia, $4.9 million in Europe and $3.0 million in Mexico, Central and South America). The change in retail net revenues was primarily due (in constant currency) to a 7.9% increase in comparable store sales, coupled with the addition of new stores opened by the Company and to new stores acquired by the Company (including stores acquired in Brazil in the fourth quarter of 2009 and stores acquired in the People’s Republic of China and southern Asia in the second quarter of 2010).
Chaps net revenues increased $13.5 million primarily reflecting an increase in sales in the U.S. to chain stores, department stores and customers in the off-price channel due to additional product offerings.

Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Sportswear Group net revenues increased $105.5 million to $887.4 million for the Nine Months Ended October 2, 2010 from $781.9 million for the Nine Months Ended October 3, 2009. Sportswear Group net revenues from international operations increased $67.2 million, including a $16.0 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates, and from domestic operations increased $38.3 million.
Net revenues from Calvin Klein Jeans increased $76.1 million. Wholesale sales increased $27.1million (including increases of $28.7 million in Mexico, Central and South America, $10.1 million in the U.S. and $5.5 million in Asia, partially offset by a decrease of $17.8 million in Europe). The change in wholesale net revenues was primarily due (in constant currency) to an increase in sales in Mexico and Central and South America to department stores and membership clubs, and in the U.S. to the off-price channel, due to additional product offerings, and department stores, partially offset by a decrease in sales to membership clubs in the U.S. In addition, wholesale net revenue increased in Asia primarily due to (i) the expansion of the distribution network in the People’s Republic of China, partially offset by the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and southern Asia to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010, and (ii) a decrease in sales to the off-price channel primarily due to lower levels of excess inventory. Those increases were partially offset by a decrease in wholesale net revenue in Europe primarily due to decreased sales of Calvin Klein Jeans to department, specialty and independent stores, partially offset by an increase in sales of accessories.
Net revenues from Calvin Klein Jeans retail sales increased $49.0 million (including increases of $21.7 million in Asia, $17.3 million in Europe and $8.9 million in Mexico, Central and South America). The change in retail net revenues was due primarily to the same factors as in the Three Months Ended October 2, 2010, including an increase of 5.5% in comparable store sales.
Net revenues from Chaps increased $29.4 million. The increase primarily reflects an increase in sales in the U.S. to chain stores, department stores and customers in the off-price channel due to additional product offerings.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 2,	October 3,	Increase	%	October 2,	October 3,	Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Underwear	$119,289	$101,001	$18,288	18.1%	$314,841	$276,691	$38,150	13.8%
Core Intimates	40,488	34,548	5,940	17.2%	131,881	111,970	19,911	17.8%

Intimate Apparel wholesale	159,777	135,549	24,228	17.9%	446,722	388,661	58,061	14.9%
Calvin Klein Underwear retail	63,304	54,270	9,034	16.6%	169,417	142,935	26,482	18.5%

Intimate Apparel Group (a)	$223,081	$189,819	$33,262	17.5%	$616,139	$531,596	$84,543	15.9%

(a)	Includes approximately $12.0 million and $33.3 million for the Three and Nine Months Ended October 3, 2009, respectively, related to certain sales of Calvin Klein underwear, previously included in the Sportswear Group, in order to conform to the current period presentation.
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Intimate Apparel Group net revenues increased $33.3 million to $223.1 million for the Three Months Ended October 2, 2010 from $189.8 million for the Three Months Ended October 3, 2009. Intimate Apparel Group net revenues from international operations increased $18.0 million and from domestic operations increased $15.3 million. The increase in international net revenues occurred despite the unfavorable effect of fluctuations in certain foreign currency exchange rates of $3.2 million.
Net revenues from Calvin Klein Underwear increased $27.3 million. Wholesale sales increased $18.3 million (including increases of $10.0 million in the U.S., $3.3 million in Mexico, Central and South America, $2.4 million in Europe and $2.0 million in Asia). The change in wholesale net revenues was primarily due (in constant currency) to increases in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line in the second quarter of 2010 and in the U.S. to the off-price channel due to additional product offerings. In addition, wholesale net revenues increased in Mexico, Central and South America, primarily due to increased sales to membership clubs. In Europe, wholesale net revenues increased primarily due to the launch of the Envy brand of women’s underwear and increased sales of men’s underwear in the off-price channel. In Asia, wholesale net revenue increased primarily due to the expansion of the Company’s distribution networks in the People’s Republic of China and Australia, partially offset by decreases in sales to the off-price channel, primarily due to lower levels of excess inventory and fewer promotional sales, and the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and southern Asia to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010.

Net revenues from Calvin Klein Underwear retail sales increased $9.0 million (including increases of $5.0 million in Asia, $2.5 million in Europe and $0.9 million in Mexico, Central and South America). The change in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including the stores acquired in Brazil in the fourth quarter of 2009 and stores acquired in the People’s Republic of China and southern Asia in the second quarter of 2010) and to a 10.6% increase in comparable store sales. In addition, the increase reflects the successful launch of the Calvin Klein X men’s product line in all geographies in the second quarter of 2010.
Net revenues from Core Intimates increased $5.9 million. The increase primarily reflects an increase in sales in the U.S. in the mass merchandisers channel and an increase in sales of Olga brand products in all channels of distribution.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Intimate Apparel Group net revenues increased $84.5 million to $616.1 million for the Nine Months Ended October 2, 2010 from $531.6 million for the Nine Months Ended October 3, 2009. Intimate Apparel Group net revenues from international operations increased $47.7million, including a $6.3 million increase due to the favorable effect of fluctuations in foreign currency exchange rates, and from domestic operations increased $36.8 million.
Net revenues from Calvin Klein Underwear increased $64.6 million. Wholesale sales increased $38.1 million (including increases of $19.9 million in the U.S., $7.0 million in Mexico, Central and South America, $6.8 million in Europe and $3.5 million in Asia). The change in wholesale net revenue was, primarily due (in constant currency) to increases in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line and in the U.S. to the off-price channel due to additional product offerings. In addition, wholesale sales increased in Mexico and Central and South America, Europe and Asia for the same reasons as for the Three Months Ended October 2, 2010 compared to the same period in Fiscal 2009.
Net revenues from Calvin Klein Underwear retail sales increased $26.5 million (including increases of $12.5 million in Asia and $8.8 million in Europe). The change in net revenue was due primarily to the same factors as in the Three Months Ended October 2, 2010, including an increase of 6.1% in comparable store sales.
Net revenues from Core Intimates increased $19.9 million. The increase primarily reflects an increase in sales in the U.S. to the mass merchandisers channel primarily due to a new customer in the first quarter of 2010 and an increase in sales of Olga and Warner’s brand products in all channels of distribution due to new product launches.
Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 2,	October 3,	Increase	%	October 2,	October 3,	Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
	(in thousands of dollars)
Speedo	$29,325	$23,553	$5,772	24.5%	$165,897	$169,073	$(3,176)	-1.9%
Calvin Klein	1,759	1,133	626	55.3%	20,412	17,177	3,235	18.8%

Swimwear wholesale	31,084	24,686	6,398	25.9%	186,309	186,250	59	0.0%
Swimwear retail (a)	5,576	5,645	(69)	-1.2%	14,401	14,465	(64)	-0.4%

Swimwear Group	$36,660	$30,331	$6,329	20.9%	$200,710	$200,715	$(5)	0.0%

(a)	includes $3.3 million and $3.3 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $7.3 million and $7.2 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively, related to Calvin Klein retail swimwear.
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Swimwear Group net revenues increased $6.3 million to $36.6 million for the Three Months Ended October 2, 2010 from $30.3 million for the Three Months Ended October 3, 2009. Swimwear Group net revenues from international operations increased $1.0 million, including a $0.2 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates, and from domestic operations increased $5.3 million.
Net revenues from Speedo increased $5.7 million, primarily due to increased wholesale sales, primarily in the U.S. to the mass merchandisers and to sporting goods stores and the introduction of a new product line of bags to team dealers.

Net revenues from Calvin Klein swimwear increased $0.6 million, due primarily to an increase in wholesale sales in the U.S.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Swimwear Group net revenues were substantially unchanged at $200.7 million for both the Nine Months Ended October 2, 2010 and the Nine Months Ended October 3, 2009. Swimwear Group net revenues from international operations increased $4.5 million, including a $1.5 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. Domestic net revenues declined $4.5 million.
Net revenues from Speedo decreased $3.2 million, which represented a decrease in wholesale sales of $6.6 million, primarily in the U.S., due to a decrease in sales to membership clubs, partially offset by increased sales to mass merchandisers and department stores. The decrease in net revenues in the U.S. was partially offset by an increase of $3.0 million in sales to membership clubs and chain stores in Canada.
Net revenues from Calvin Klein swimwear increased $3.3 million, mainly in wholesale sales, primarily due, in the U.S., to improved delivery to department and specialty stores, the introduction of sales to membership clubs in 2010 and a shift in timing of shipments (shipments were made in the third quarter of 2010 where comparable shipments had been made in the fourth quarter of 2009). In addition, in Europe, sales increased to department stores and independent retailers. Retail sales were substantially unchanged.
Gross Profit
Gross profit was as follows:

		% of		% of				% of
	Three Months	Brand	Three Months	Brand	Nine Months		Nine Months	Brand
	Ended October 2,	Net	Ended October 3,	Net	Ended October 2,	% of Brand	Ended October 3,	Net
	2010	Revenues	2009	Revenues	2010	Net Revenues	2009	Revenues
	(in thousands of dollars)					(in thousands of dollars)
Sportswear Group (a)	$144,892	43.0%	$128,250	42.6%	$386,458	43.5%	$325,240	41.6%
Intimate Apparel Group (a)	111,819	50.1%	94,325	49.7%	308,866	50.1%	252,865	47.6%
Swimwear Group	12,314	33.6%	6,247	20.6%	70,561	35.2%	65,001	32.4%

Total gross profit	$269,025	45.1%	$228,822	43.9%	$765,885	44.9%	$643,106	42.5%

(a)	reflects the reclassification of approximately $6.6 million and $20.0 million of gross profit related to certain sales of Calvin Klein underwear, previously reported in the Sportswear Group, to the Intimate Apparel Group for the Three Months and Nine Months Ended October 3, 2009, respectively, in order to conform to the current presentation.
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Gross profit was $269.0 million, or 45.1% of net revenues, for the Three Months Ended October 2, 2010 compared to $228.8 million, or 43.9% of net revenues, for the Three Months Ended October 3, 2009. The 120 basis point increase in gross margin and the increase in gross profit are primarily reflective of a favorable sales mix due to the increase in retail sales as a percentage of total sales, an increase in sales volume and the favorable effects of fluctuations in certain foreign currency exchange rates, which more than offset the effects of increased product and transportation costs. Gross profit for the Three Months Ended October 2, 2010 includes an increase of $0.3 million due to favorable effects of foreign currency fluctuations. During the remainder of Fiscal 2010 and throughout 2011, the Company expects the cost of raw material, labor and transportation to increase, which would have an adverse effect on its gross margins. The Company expects to partially mitigate those cost increases and their effect on gross margins through a combination of sourcing initiatives, selective increases (where possible) in its selling prices and the continuing mix shifts in its business favoring international and direct to consumer, which carry higher gross margins.
Sportswear Group gross profit increased $16.6 million, and gross margin increased 40 basis points, for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009, reflecting a $15.7 million increase in international operations (primarily related to an increase in sales volume and a favorable sales mix in Asia and Mexico and Central and South America and to the favorable effect of fluctuations in exchange rates of certain foreign currencies), and a $0.9 million increase in the domestic business (primarily reflecting increased sales to customers, partially offset by an increase in customer allowances).
Intimate Apparel Group gross profit increased $17.5 million and gross margin increased 40 basis points for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009 reflecting a $14.1 million increase in international operations (primarily due to the favorable effect of fluctuations in exchange rates of certain foreign currencies, increased sales volume and a favorable sales mix), and a $3.4 million increase in the domestic business. The increase in the domestic business primarily reflects increased sales volume and a favorable product mix.

Swimwear Group gross profit increased $6.1 million and gross margin increased 1,300 basis points for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009 reflecting a $1.7 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of certain foreign currencies and a favorable sales mix) and a $4.4 million increase in the domestic business (primarily reflecting an increase in sales volume, partially offset by an unfavorable product mix and an unfavorable sales mix). In addition, Swimwear Group gross profit reflects a charge in the third quarter of 2009, not repeated in 2010, related to the write-down of inventory associated with the Company’s LZR Racer and other similar racing suits which were banned by FINA during the Three Months Ended October 3, 2009.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Gross profit was $765.9 million, or 44.9% of net revenues, for the Nine Months Ended October 2, 2010 compared to $643.1 million, or 42.5% of net revenues, for the Nine Months Ended October 3, 2009. The 240 basis point increase in gross margin and the increase in gross profit are primarily reflective of a favorable sales mix due to an increase in retail sales as a percentage of total sales, increased sales volume and the favorable effects of fluctuations in foreign currency exchange rates. Gross profit for the Nine Months Ended October 2, 2010 includes an increase of $24.7 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $61.2 million, and gross margin increased 190 basis points, for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009, reflecting a $53.4 million increase in international operations (primarily due to an increase in sales volume in all geographies and a favorable sales mix in Mexico and Central and South America, Europe, particularly Calvin Klein accessories, and Asia, and the favorable effect of fluctuations in exchange rates of foreign currencies), and a $7.8 million increase in the domestic business (primarily reflecting increased sales, partially offset by an increase in customer allowances.
Intimate Apparel Group gross profit increased $56.0 million and gross margin increased 250 basis points for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009 reflecting a $40.7 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, increased sales volume and a favorable sales mix), and a $15.3 million increase in the domestic business. The increase in the domestic business primarily reflects increased sales volume and a favorable product mix.
Swimwear Group gross profit increased $5.6 million and gross margin increased 280 basis points for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009 reflecting a $3.9 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of certain foreign currencies and a favorable sales mix) and a $1.7 million increase in the domestic business (primarily reflecting a charge in the third quarter of 2009, not repeated in 2010, related to the write-down of inventory associated with the Company’s LZR Racer and other similar racing suits which were banned by FINA during the Three Months Ended October 3, 2009, partially offset by a decrease in sales volume and an unfavorable product mix).
Selling, General and Administrative Expenses
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Selling, general & administrative (“SG&A”) expenses increased $32.4 million to $198.1 million (33.2% of net revenues) for the Three Months Ended October 2, 2010 compared to $165.7 million (31.8% of net revenues) for the Three Months Ended October 3, 2009. The increase in SG&A expenses includes (i) an increase of $14.8 million in selling and distribution expenses primarily associated with the opening of additional retail stores in Europe, Asia, Canada, Mexico and Central and South America, partially offset by decreases due to cost savings resulting from restructuring activities during Fiscal 2009; (ii) an increase of $4.6 million in marketing expenses, including the launch of Calvin Klein Envy product line of women’s underwear and (iii) an increase in administrative expenses of $12.2 million primarily related to amounts accrued for performance-based employee compensation (see Note 15 of Notes to Consolidated Condensed Financial Statements), acquisition expenses and franchise taxes and an increase of $0.8 million in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements). The effect of fluctuations in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009, resulted in a $3.8 million decrease in SG&A.

Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Selling, general & administrative (“SG&A”) expenses increased $86.0 million to $555.0 million (32.6% of net revenues) for the Nine Months Ended October 2, 2010 compared to $469.3 million (31.0% of net revenues) for the Nine Months Ended October 3, 2009. The increase in SG&A expenses includes (i) an increase of $49.6 million in selling and distribution expenses primarily associated with the opening of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America, partially offset by decreases due to cost savings resulting from restructuring activities during Fiscal 2009; (ii) an increase of $18.8 million in marketing expenses, including the launch of the Calvin Klein X product line of men’s underwear and the launch of Calvin Klein Envy product line of women’s underwear; and (iii) an increase in administrative expenses of $23.0 million, including an increase due to amounts accrued for performance-based employee compensation as well as an increase in stock-based compensation expense primarily as a result in the change in terms of equity awards granted to employees in March 2010 (see “Discussion of Critical Accounting Policies – Stock-Based Compensation Expense”). Compensation expense related to those awards granted to employees who were deemed to be Retirement Eligible on the date of grant would be recognized on the date of grant, or, in the case of employees who may become Retirement Eligible within 36 months of the date of grant, on a straight-line basis through the period from the date of grant to the date such employee may become Retirement Eligible, instead of being recognized on a straight-line basis over 36 months as such equity awards were accounted for in prior periods (see Note 15 of Notes to Consolidated Condensed Financial Statements). In addition, the increase in administration expenses included increases in acquisition expenses (related to the acquisition of certain distributors in southern Asia and the People’s Republic of China) and franchise taxes. Those increases were partially offset by a $5.7 million decline in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements). The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009, resulted in a $4.4 million increase in SG&A.
Amortization of Intangible Assets
Amortization of intangible assets was $3.0 million for the Three Months Ended October 2, 2010 compared to $2.3 million for the Three Months Ended October 3, 2009 and $8.3 million for the Nine Months Ended October 2, 2010 compared to $6.6 million for the Nine Months Ended October 3, 2009. The increase in both comparative periods primarily relates to (i) increase in the value of certain intangible assets due to the correction in the second and fourth quarters of Fiscal 2009 of those intangible assets recorded at February 4, 2003, the date that Warnaco Group and certain of its subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended; (ii) the acquisition of favorable retail store leases in Brazil in the fourth quarter of 2009 and (iii) the favorable effect of foreign currency fluctuations on the Korean Won-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008, partially offset by the unfavorable effect of foreign currency fluctuations on the Euro-denominated carrying amounts of Calvin Klein licenses acquired in January 2006 and January 2008.
Pension Income / Expense
Pension income was $0.02 million in the Three Months Ended October 2, 2010 compared to pension expense of $0.6 million in the Three Months Ended October 3, 2009 and pension income was $0.07 million in the Nine Months Ended October 2, 2010 compared to pension expense of $1.7 million in the Nine Months Ended October 3, 2009. The decrease in pension expense in both comparative periods is primarily related to a higher asset base in Fiscal 2010 due to estimated expected returns earned on the Plan’s assets during Fiscal 2010, partially offset by interest cost on the Company’s projected benefit obligation resulting from a decrease in the discount/interest rate to 6.1% in the Three Months Ended October 2, 2010 from 8.0% in the Three Months Ended October 3, 2009. See Note 8 of Notes to Consolidated Condensed Financial Statements. The Company expects its discount rate to decrease when it is calculated in December 2010, based on current yields of investment grade securities in the U.S.

Operating Income
The following table summarizes key measures of the Company’s operating income for the Three Months and Nine Months Ended October 2, 2010 and the Three Months and Nine Months Ended October 3, 2009:

	Three Months	Three Months			Nine Months	Nine Months
	Ended October 2,	Ended October 3,	Increase /		Ended October 2,	Ended October 3,	Increase /	%
	2010	2009	(Decrease)	% Change	2010	2009	(Decrease)	Change
	(in thousands of dollars)				(in thousands of dollars)
By Region:
Domestic	$27,783	$27,010	$773	2.9%	$114,057	$103,824	$10,233	9.9%
International	62,138	46,143	15,995	34.7%	140,683	98,819	41,864	42.4%
Unallocated corporate expenses	(22,024)	(12,895)	(9,129)	70.8%	(52,027)	(37,115)	(14,912)	40.2%

Total (a)	$67,897	$60,258	$7,639	12.7%	$202,713	$165,528	$37,185	22.5%

By Channel:
Wholesale	$71,946	$60,060	$11,886	19.8%	$214,607	$173,187	$41,420	23.9%
Retail	17,975	13,093	4,882	37.3%	40,133	29,456	10,677	36.2%
Unallocated corporate expenses	(22,024)	(12,895)	(9,129)	70.8%	(52,027)	(37,115)	(14,912)	40.2%

Total (a)	$67,897	$60,258	$7,639	12.7%	$202,713	$165,528	$37,185	22.5%

(a)	includes operating income from Calvin Klein businesses of $82.6 million and $70.7 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, (an increase of 16.8%) and $199.3 million and $161.2 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively, (an increase of 23.6% ).
Operating income for the Three Months and Nine Months Ended October 2, 2010 includes increases of $4.1 million and $20.2 million, respectively, related to the favorable effects of fluctuations in exchange rates of foreign currencies.
The following table presents operating income by group:

	Three Months	% of	Three Months	% of	Nine Months	% of Group	Nine Months	% of
	Ended October 2,	Group Net	Ended October 3,	Group Net	Ended October 2,	Net	Ended October	Group Net
	2010	Revenues	2009	Revenues	2010	Revenues	3, 2009	Revenues
	(in thousands of dollars)				(in thousands of dollars)
Sportswear Group	$53,039	15.7%	$48,372	16.1%	$128,968	14.5%	$99,158	12.7%
Intimate Apparel Group	40,990	18.4%	32,221	17.0%	109,172	17.7%	90,142	17.0%
Swimwear Group	(4,108)	-11.2%	(7,440)	-24.5%	16,600	8.3%	13,343	6.6%
Unallocated corporate expenses (a), (b)	(22,024)	na	(12,895)	na	(52,027)	na	(37,115)	na

Operating income (c)	$67,897	na	$60,258	na	$202,713	na	$165,528	na

Operating income as a percentage of net revenue	11.4%		11.6%		11.9%		10.9%

(a)	the increase in unallocated corporate expenses for the Three Months Ended October 2, 2010 compared to the Three Months Ended October 3, 2009 was primarily related to; (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits, (ii) a charge for franchise taxes of $1,269 related to the correction of amounts recorded in prior periods, and (iii) an increase in losses related to foreign exchange.

(b)	the increase in unallocated corporate expenses for the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009 was primarily related to; (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits, (ii) an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note 15 of Notes to Consolidated Condensed Financial Statements), and (iii) a charge for franchise taxes of $1,269 (as discussed above), partially offset by reductions in foreign exchange related losses and pension expenses.

(c)	Includes approximately $1.7 million and $0.9 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and approximately $3.8 million and $11.0 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.
The details of changes in operating income for each of the Company’s Groups are described below:
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Nine Months	% of Brand	Nine Months	% of
	Ended October 2,	Brand Net	Ended October 3,	Brand Net	Ended October 2,	Net	Ended October	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues	2010 (c)	Revenues	3, 2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$41,852	20.2%	$38,956	19.5%	$96,325	18.3%	$77,467	15.5%
Chaps	6,979	12.4%	6,423	15.0%	21,706	14.2%	15,715	12.8%

Sportswear wholesale	48,831	18.6%	45,379	18.7%	118,031	17.4%	93,182	15.0%
Sportswear retail	4,208	5.7%	2,993	5.2%	10,937	5.2%	5,976	3.7%

Sportswear Group (a) (b)	$53,039	15.7%	$48,372	16.1%	$128,968	14.5%	$99,158	12.7%

(a)	includes restructuring expense of $0 million and $0.4 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and a $0.4 million and $3.8 million charge for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively.

(b)	reflects the reclassification of approximately $0.2 million and $1.7 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months and Nine Months Ended October 3, 2009, respectively, in order to conform to the current period presentation.

(c)	includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October 2,	Ended October 3,	Ended October 2,	Ended October 3,
	2010	2009	2010	2009
	(in thousands of dollars)
Calvin Klein Jeans	$3,125	$3,161	$9,368	$9,461
Chaps	2,061	1,811	6,175	5,432

Sportswear wholesale	5,186	4,972	15,543	14,893
Sportswear retail	19	95	62	282

Sportswear Group	$5,205	$5,067	$15,605	$15,175

Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Sportswear Group operating income increased $4.7 million, or 9.7%, primarily reflecting increases of $2.9 million, $1.2 million and $0.6 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income primarily reflects a $16.6 million increase in gross profit, partially offset by an $11.9 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Mexico and Central and South America due to store openings, increased distribution costs related to increased sales volume and the effects of foreign currency fluctuations.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Sportswear Group operating income increased $29.8 million, or 30.1%, primarily reflecting increases of $18.8 million, $5.0 million and $6.0 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income primarily reflects a $61.2 million increase in gross profit, partially offset by a $31.4 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Mexico and Central and South America due to store openings, increased distribution costs related to increased sales volume and the effects of foreign currency fluctuations, partially offset by a $3.4 million decrease in restructuring charges (see Note 5 of Notes to Consolidated Condensed Financial Statements).
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of	Nine Months	% of	Nine Months	% of
	October 2,	Brand Net	October 3,	Brand Net	Ended October 2,	Brand Net	Ended October 3,	Brand Net
	2010 (a)	Revenues	2009 (a)	Revenues	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$24,261	20.3%	$20,317	20.1%	$65,384	20.8%	$58,008	21.0%
Core Intimates	3,777	9.3%	2,570	7.4%	16,899	12.8%	10,983	9.8%

Intimate Apparel wholesale	28,038	17.5%	22,887	16.9%	82,283	18.4%	68,991	17.8%
Calvin Klein Underwear retail	12,952	20.5%	9,334	17.2%	26,889	15.9%	21,151	14.8%

Intimate Apparel Group (a) (b)	$40,990	18.4%	$32,221	17.0%	$109,172	17.7%	$90,142	17.0%

(a)	Includes restructuring charges of $0 million and $0.5 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $0.1 million and $3.4 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively.

(b)	Reflects the reclassification of approximately $0.2 million and $1.7 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for the Three Months and Nine Months Ended October 3, 2009, respectively, in order to conform to the current period presentation.

(c)	Includes an allocation of shared services/other expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October 2,	Ended October 3,	Ended October 2,	Ended October 3,
	2010	2009	2010	2009
	(in thousands of dollars)

Calvin Klein Underwear	$2,385	$2,312	$7,152	$6,927
Core Intimates	1,479	1,384	4,434	4,143

Intimate Apparel wholesale	3,864	3,696	11,586	11,070
Calvin Klein Underwear retail	68	86	202	260

Intimate Apparel Group	$3,932	$3,782	$11,788	$11,330

Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Intimate Apparel Group operating income for the Three Months Ended October 2, 2010 increased $8.7 million, or 27.2%, reflecting a $3.9 million increase in Calvin Klein Underwear wholesale, a $1.2 million increase in Core Intimates and a $3.6 million increase in Calvin Klein Underwear retail. The increase in Intimate Apparel operating income primarily reflects a $17.5 million increase in gross profit, partially offset by an $8.8 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expense primarily reflects incremental marketing investment behind the launch of the Calvin Klein Envy product line of women’s underwear, an increase related to retail store openings in Europe, Asia and Canada and the effect of fluctuations in foreign currency exchange rates.

Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Intimate Apparel Group operating income for the Nine Months Ended October 2, 2010 increased $19.0 million, or 21.1%, reflecting increases of $7.4 million Calvin Klein Underwear wholesale, $5.7 million in Calvin Klein Underwear retail and $5.9 million in Core Intimates. The increase in Intimate Apparel operating income primarily reflects a $56.0 million increase in gross profit, partially offset by a $37.0 million increase in SG&A expenses (including amortization of intangible assets). The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the Calvin Klein X product line of men’s underwear and the launch of the Calvin Klein Envy product line of women’s underwear, an increase related to retail store openings in Europe, Asia and Canada and the effect of fluctuations in foreign currency exchange rates, partially offset by a reduction of $3.3 million in restructuring charges.
Swimwear Group
Swimwear Group operating income was as follows:

	Three Months	% of	Three Months	% of	Nine Months	% of	Nine Months	% of
	Ended October 2,	Brand Net	Ended October 3,	Brand Net	Ended October 2,	Brand Net	Ended October 3,	Brand Net
	2010 (c)	Revenues	2009 (c)	Revenues	2010 (c)	Revenues	2009 (c)	Revenues
	(in thousands of dollars)
Speedo	$(3,653)	-12.5%	$(6,695)	-28.4%	$15,923	9.6%	$13,995	8.3%
Calvin Klein	(1,270)	-72.2%	(1,511)	-133.4%	(1,630)	-8.0%	(2,981)	-17.4%

Swimwear wholesale	(4,923)	-15.8%	(8,206)	-33.2%	14,293	7.7%	11,014	5.9%
Swimwear retail (a)	815	14.6%	766	13.6%	2,307	16.0%	2,329	16.1%

Swimwear Group (b)	$(4,108)	-11.2%	$(7,440)	-24.5%	$16,600	8.3%	$13,343	6.6%

(a)	Includes $0.5 million and $0.6 million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $1.4 million and $1.5 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively, related to Calvin Klein retail swimwear.

(b)	Includes restructuring charges of $1.7 million and $(0.1) million for the Three Months Ended October 2, 2010 and October 3, 2009, respectively, and $2.4 million and $2.3 million for the Nine Months Ended October 2, 2010 and October 3, 2009, respectively.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October 2,	Ended October 3,	Ended October 2,	Ended October 3,
	2010	2009	2010	2009
	(in thousands of dollars)
Speedo	$2,337	$2,414	$7,039	$7,262
Calvin Klein	75	56	221	172

Swimwear wholesale	2,412	2,470	7,260	7,434
Swimwear retail	141	150	423	450

Swimwear Group	$2,553	$2,620	$7,683	$7,884

Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Swimwear Group operating income for the Three Months Ended October 2, 2010 increased $3.3 million, or 44.8%, reflecting a $3.0 million increase in Speedo wholesale and a $0.2 million increase in Calvin Klein wholesale. Swimwear retail operating income was substantially unchanged. The increase in Swimwear operating income primarily reflects a $6.1 million increase in gross profit, partially offset by a $2.8 million increase in SG&A (including amortization of intangible assets) expenses.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Swimwear Group operating income for the Nine Months Ended October 2, 2010 increased $3.3 million, or 24.4%, reflecting a $1.9 million increase in Speedo wholesale and a $1.4 million increase in Calvin Klein wholesale. Swimwear retail operating income was substantially unchanged. The increase in Swimwear operating income primarily reflects a $5.6 million increase in gross profit, partially offset by a $2.3 million increase in SG&A (including amortization of intangible assets) expenses.

Other Loss (Income)
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Other income of $1.9 million for the Three Months Ended October 2, 2010 primarily reflects a gain of $5.3 million related to the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of losses of $3.4 million on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Loss of $0.8 million for the Three Months Ended October 3, 2009 primarily reflects net losses of $0.9 million related to the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, partially offset by $0.1 million of net gains related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements).
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Other loss of $5.7 million for the Nine Months Ended October 2, 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during the Nine Months Ended October 2, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements), a loss of $3.0 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, partially offset by a gain of $1.0 million on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements). Loss of $3.2 million for the Nine Months Ended October 3, 2009 primarily reflects $1.5 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements), and net losses of $1.7 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency.
Interest Expense
Interest expense decreased $2.9 million to $3.0 million for the Three Months Ended October 2, 2010 from $5.9 million for the Three Months Ended October 3, 2009 and decreased $5.6 million to $12.2 million for the Nine Months Ended October 2, 2010 from $17.8 million for the Nine Months Ended October 3, 2009. The decreases primarily relate to the redemption of the full outstanding balance of $160.9 million of the Senior Notes by June 15, 2010, which were repaid prior to their maturities in June 2013, partially offset by increases in the outstanding balances related to the CKJEA Notes payable and the New Credit Agreements (see Note 14 of Notes to Consolidated Condensed Financial Statements). In addition, interest expense increased due to the accretion of the liability for the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Interest Income
Interest income increased $0.5 million to $0.7 million for the Three Months Ended October 2, 2010 from $0.2 million for the Three Months Ended October 3, 2009 and increased $1.2 million to $2.2 million for the Nine Months Ended October 2, 2010 from $1.0 million for the Nine Months Ended October 3, 2009. The increases in interest income were due primarily to an increase in the average of the Company’s cash balances during each respective period.
Income Taxes
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
The effective tax rates for the Three Months Ended October 2, 2010 and October 3, 2009 were 38.6% and 39.5%, respectively. The decrease in the effective tax rate reflects, among other items, a reduction in the amount of foreign income subject to taxation in the U.S., partially offset by the effect of a tax charge of approximately $1.7 million recorded during the Three Months Ended October 2, 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
The effective tax rates for the Nine Months Ended October 2, 2010 and October 3, 2009 were 36.0% and 37.5%, respectively. The decrease in the effective tax rate primarily reflects the effect of a reduction in the level of foreign income subject to taxation in the U.S. and the net effect of certain discrete items. In addition, the tax provision for the Nine Months Ended October 2, 2010 includes a tax charge of approximately $1.7 million as discussed above, while the tax provision for the Nine Months Ended October 3, 2009 includes a non-cash tax charge of approximately $2.5 million recorded in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. The abovementioned errors were not material to any prior period.

Discontinued Operations
Three Months Ended October 2, 2010 compared to Three Months Ended October 3, 2009
Loss from discontinued operations, net of taxes, was $0.06 million for the Three Months Ended October 2, 2010 compared to a loss of $1.6 million for the Three Months Ended October 3, 2009, in both periods primarily related to the Company’s Ocean Pacific and Calvin Klein Collection discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009
Loss from discontinued operations, net of taxes, was $0.4 million for the Nine Months Ended October 2, 2010 compared to a loss of $3.5 million for the Nine Months Ended October 3, 2009, in both periods primarily related to the Company’s Ocean Pacific and Calvin Klein Collection discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Capital Resources and Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During the Nine Months Ended October 2, 2010, sales of the Company’s products increased in constant currencies compared to the same period in the prior year. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (see Overview, above) relative to the U.S. Dollar had a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. As a result, the increase in sales in constant currencies was further increased by the favorable effect of fluctuations in foreign currencies, which was reflected in an increase in net revenues of 12.6% during the Nine Months Ended October 2, 2010 compared to the Nine Months Ended October 3, 2009 (see Results of Operations — Net Revenues, above).
The Company believes that, at October 2, 2010, cash on hand, cash available under its New Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 19 to Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.
As of October 2, 2010, the Company had working capital (current assets less current liabilities) of $521.9 million. Included in working capital as of October 2, 2010 was (among other items) cash and cash equivalents of $213.4 million, and short-term debt of $69.6 million, including borrowings of $7.2 million under New Credit Agreements, $48.6 million under the CKJEA Notes and $13.8 million under a new short-term loan entered into by one of the Company’s Italian subsidiaries in September 2010 in connection with the Company’s acquisition of the business of one of its distributors in Italy (see Notes 3 and 14 of Notes to Consolidated Condensed Financial Statements).
As of October 2, 2010, under the New Credit Agreement, the Company had $7.2 million of loans and $64.4 million in letters of credit outstanding, leaving approximately $168.5 million of availability, and, under the New Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $21.4 million of availability. The Company expects to make principal payments under its short-term notes payable as excess cash becomes available (see Note 14 of Notes to Consolidated Condensed Financial Statements).
The revolving credit facilities under the New Credit Agreements reflect funding commitments by a syndicate of 14 banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that the ability of those banks to make loans during the Nine Months Ended October 2, 2010 has increased relative to Fiscal 2009 since the turmoil in the credit markets during Fiscal 2009 had diminished by the end of the third quarter of Fiscal 2010. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During the Nine Months Ended October 2, 2010, the Company was able to borrow funds, from time to time, under the New Credit Agreement for seasonal and other cash flow requirements, including repurchase of its common stock (see Note 15 of Notes to Consolidated Condensed Financial Statements) and redemption of the Senior Notes (see below). During Fiscal 2009, the Company was also able to borrow funds as needed. As of October 2, 2010, the Company expects that it will continue to be able to obtain needed funds under the New Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million and on June 15, 2010, the Company redeemed from bondholders the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S. and borrowings under its New Credit Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements).
The Company’s corporate or family credit ratings and outlooks at October 2, 2010, are summarized below:

Rating	Corporate/Family
Agency	Rating (a)	Outlook

Standard & Poor’s	BBB-	stable

Moody’s	Ba1	stable

(a)	ratings on individual debt instruments can be different from the Company’s corporate or family credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. The Company’s New Credit Agreements are rated Baa2 (an investment-grade rating) by Moody’s and is no longer rated by Standard & Poor’s (“S&P”).
In August 2010, S&P raised the Company’s corporate credit rating to BBB- (an investment-grade rating) and changed its outlook to “stable”. At the same time, S&P withdrew its BBB rating on the Company’s New Credit Agreements because S&P does not assign ratings on secured credit when a company’s corporate credit rating is investment grade.
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
During the Nine Months Ended October 2, 2010, the Company leased approximately 60,000 square feet of new retail store space worldwide, which resulted in capital expenditures of approximately $10.5 million. The Company has targeted an additional 60,000 square feet of new retail space for the remainder of Fiscal 2010, which the Company expects will result in additional capital expenditures of approximately $10.5 million. During the Nine Months Ended October 2, 2010, capital expenditures related to material handling equipment and other leasehold improvements at the Company’s new distribution center in the Netherlands was approximately $12.5 million. The distribution center began operations during May 2010.
During the Nine Months Ended October 2, 2010, the Company made $2.2 million in cash severance payments to employees and expects to make an additional $0.2 million of cash severance payments during the remainder of Fiscal 2010 in connection with consolidation of its European operations. The Company also paid $1.6 million related to other restructuring and exit activities, including contract termination costs. The Company expects to incur further restructuring expenses of approximately $0.3 million in connection with the consolidation of its European operations through 2010.
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the Company may be required to make up to three annual contingent payments through March 31, 2012. During the Nine Months Ended October 2, 2010, the Company made the first such payment, amounting to 6 million Brazilian Real (approximately $3.4 million), based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009.
During the Nine Months Ended October 2, 2010, the Company acquired the businesses of certain of its distributors of its Calvin Klein Jeans products and Calvin Klein Underwear products in southern Asia and the People’s Republic of China for total cash consideration of $8.6 million, of which $8.4 million had been paid through October 2, 2010. In addition, on October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy for cash consideration of approximately $23.3 million.

During the Nine Months Ended October 2, 2010, the Company completed repurchases under its 2007 Share Repurchase Program by repurchasing the 1,490,131 shares of common stock available for repurchase under the 2007 Share Repurchase Program for a total of $69.0 million (based on an average of $46.31 per share). The Company also repurchased 246,747 shares of common stock under its 2010 Share Repurchase Program (see Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, below) for a total of $11.8 million (based on an average of $47.74 per share). In addition, the Company repurchased 75,186 shares of common stock for a total of $3.4 million (based on an average of $44.72 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Repurchased shares are held in treasury pending use for general corporate purposes.
During the Nine Months Ended October 2, 2010, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany payables denominated in U.S. dollars. During the Nine Months Ended October 2, 2010 compared to the same period in the prior year, the U.S. Dollar was weaker relative to the foreign currencies noted above, other than the Euro, against which the U.S. Dollar was stronger. The cash flows of those subsidiaries were, therefore, affected by the fluctuations of those foreign currencies relative to the U.S. dollar. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts. (see Note 11 of Notes to Consolidated Condensed Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At October 2, 2010, the Company’s hedging programs included $74.0 million of future inventory purchases, $23.9 million of future minimum royalty and advertising payments and $35.0 million of intercompany payables denominated in non-functional currencies, primarily the U.S. dollar.
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
The fair value of foreign currency exchange forward contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts is based on exchange-quoted prices which are adjusted by a forward yield curve and, therefore, meets the definition of level 2 fair value, as defined above.
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plan. During the Nine Months Ended October 2, 2010, the Company contributed $5.7 million to the domestic pension plan, which represents the total of the Fiscal 2010 domestic plan contributions. Annual contributions for the following four years are expected to be similar. Actual Fiscal 2010 and later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Financial Statements for additional information on the Company’s pension plan.

The fair value of the Pension Plan’s assets increased to approximately $122.8 million at October 2, 2010 compared to $118.3 million at January 2, 2010, reflecting an actual annualized rate of return on the Pension Plan’s assets of a gain of 8.2% for the Nine Months Ended October 2, 2010. That rate of return approximated the assumed rate of return of 8% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income/expense on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 8% per annum for the remainder of Fiscal 2010, the Company could recognize $0.5 million of pension income for the year ending January 1, 2011. The Company’s pension income/expense is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2010. Based upon results for Fiscal 2009, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1 million (see Note 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2009).
Accounts receivable increased $55.8 million to $346.5 million at October 2, 2010 from $290.7 million at January 2, 2010, due primarily to increased sales volume in September 2010 compared to December 2009. The balance of accounts receivable at October 2, 2010 includes a decrease of $1.0 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real and Mexican peso), at that date compared to January 2, 2010.
Accounts receivable increased $20.1 million to $346.5 million at October 2, 2010 from $326.4 million at October 3, 2009, due primarily to increased sales volume in September 2010 compared to September 2009. The balance of accounts receivable at October 2, 2010 includes a decrease of $0.8 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations at that date compared to October 3, 2009.
Inventories increased $71.0 million to $324.4 million at October 2, 2010 from $253.4 million at January 2, 2010. The inventory increase is consistent with Company’s growth expectations for the balance of the year and reflects the growth in the Company’s direct to consumer platform, growth in its overall wholesale business and the need for sufficient inventory to provide higher service levels to its customers. The balance of inventories at October 2, 2010 includes a decrease of $0.5 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations at that date compared to January 2, 2010.
Inventories increased $43.2 million to $324.4 million at October 2, 2010 from $281.2 million at October 3, 2009. The inventory increase is consistent with Company’s growth expectations for the balance of the year and reflects the growth in the Company’s direct to consumer platform, growth in its overall wholesale business and the need for sufficient inventory to provide higher service levels to its customers. The balance of inventories at October 2, 2010 includes a decrease of $0.1 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations at that date compared to October 3, 2009.

Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Nine Months Ended October 2, 2010 and October 3, 2009:

	Nine Months Ended
	October 2, 2010	October 3, 2009
	(in thousands of dollars)

Net cash provided by operating activities:
Continuing operations	$147,943	$145,753
Discontinued operations	377	2,110
Net cash (used in) investing activities:
Continuing operations	(36,567)	(33,239)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(221,182)	(35,605)
Discontinued operations	—	—
Translation adjustments	2,084	2,684

(Decrease) increase in cash and cash equivalents	$(107,345)	$81,703

For the Nine Months Ended October 2, 2010, cash provided by operating activities from continuing operations was $147.9 million compared to cash provided by operating activities of $145.8 million in the Nine Months Ended October 3, 2009. The $2.1 million increase in cash provided by operating activities was due to an increase in net income, net of non-cash charges, partially offset by an increase in outflows related to changes in working capital.
Working capital changes for the Nine Months Ended October 2, 2010 included cash outflows of $59.3 million related to accounts receivable (due to increased sales in September 2010 compared to December 2009 and the timing of payments), $74.6 million related to inventory (to support the Company’s growth expectations for the balance of the year) and $10.5 million related to prepaid expenses and other assets (primarily related to prepaid advertising and royalty expenses), partially offset by cash inflows of $61.5 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $39.9 million related to accrued income taxes.
Working capital changes for the Nine Months Ended October 3, 2009 included cash outflows of $63.4 million related to accounts receivable (due to an increase in volume and timing of sales) and $19.8 million related to accounts payable and accrued expenses (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $39.3 million related to inventory (due to the Company’s initiative to reduce inventory balances following the downturn in the economy), $5.8 million related to prepaid expenses and other assets and $32.4 million related to accrued income taxes.
The Company experienced a $7.7 million increase in non-cash charges in the Nine Months Ended October 2, 2010, compared to the Nine Months Ended October 3, 2009 primarily reflecting increases in foreign exchange losses, depreciation and amortization, compensation expense related to share-based awards and loss on repurchase of the Senior Notes during the Nine Months Ended October 2, 2010, partially offset by decreases in provision for bad debts, inventory write-down (primarily related to the Company’s Swimwear group) and loss from discontinued operations.
For the Nine Months Ended October 2, 2010, net cash used in investing activities from continuing operations was $36.6 million, mainly attributable to purchases of property, plant and equipment, including $29.8 million related to the Company’s new distribution center in the Netherlands and the opening of new retail stores, and $8.4 million related to acquisitions of businesses in Asia. For the Nine Months Ended October 3, 2009, net cash used in investing activities from continuing operations was $33.2 million, mainly attributable to purchases of property, plant and equipment.
Net cash used in financing activities for the Nine Months Ended October 2, 2010 was $221.2 million, which primarily reflects net cash used of $164.0 million related to the repurchase of Senior Notes, $84.1 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program, the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction, partially offset by cash provided of $15.3 million related to increased balance of short-term notes, $7.0 million related to amounts borrowed under the New Credit Agreements and $8.2 million from the exercise of employee stock options. Net cash used in financing activities for the Nine Months Ended October 3, 2009 was $35.6 million, which primarily reflects a decrease of $26.5 million related to repayment of short-term notes, a decrease of $11.8 million due to repayment of amounts borrowed under the New Credit Agreements and a decrease of $1.4 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by an increase of $2.4 million from the exercise of employee stock options and an increase of $2.2 million of cash received upon the cancellation of the 2003 and 2004 Swap Agreements (see Note 14 to Notes to Consolidated Condensed Financial Statements).

Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of October 2, 2010 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2009, with the exception of certain operating leases and other contractual obligations pursuant to agreements entered into during the Nine Months Ended October 2, 2010 (see Note 19 of Notes to Consolidated Condensed Financial Statements).
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
The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Nine Months Ended October 2, 2010, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2009.

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
(b) Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended October 2, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.

Item 1A.	Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2009, filed with the SEC on March 2, 2010 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Nine Months Ended October 2, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During May 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”), which allows the Company to repurchase up to 5,000,000 shares of its common stock. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. During the Three Months Ended October 2, 2010, the Company purchased 246,747 shares of common stock for a total of $11.8 million (based on $47.74 per share) under the 2010 Share Repurchase Program.
An aggregate of 885 shares included below as repurchased during the Three Months Ended October 2, 2010 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Three Months Ended October 2, 2010.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

July 4, 2010 - July 31, 2010	581	$38.38	—	5,000,000

August 1, 2010 - August 28, 2010	47	$42.06	—	5,000,000

August 29, 2010 - October 2, 2010	247,004	$47.73	246,747	4,753,253
In the event that available credit under the New Credit Agreements ($189.8 million at October 2, 2010) is less than 25% of the aggregate borrowing limit under the New Credit Agreements ($65.4 million at October 2, 2010), the New Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. The Company has not paid any dividends on the Common Stock.

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

10.1
Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (previously filed as Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and refiled herein). † #

10.3
Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder (previously filed as Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and refiled herein). † #

10.4
Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (previously filed as Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and refiled herein). † #

10.7
General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. (previously filed as Exhibit 10.7 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and refiled herein). † #

10.8
General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. (previously filed as Exhibit 10.8 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and refiled herein). †

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

32
Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase †

101.INS	XBRL Instance Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

101.SCH	XBRL Taxonomy Extension Schema Linkbase †

101.DEF	XBRL Definition Linkbase Document †

*	Previously filed.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: November 8, 2010	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: November 8, 2010	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer