Form 10-K
period 2011-01-01
WARNACO GROUP INC /DE/
filed 2011-03-01
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 3, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates was $1,284,223,720 based upon the last sale price of $35.54 reported for such date on the New York Stock Exchange.
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 18, 2011: 43,709,493
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2010 year-end.

THE WARNACO GROUP, INC.
2010 ANNUAL REPORT ON FORM 10-K

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
The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price and other stores, mass merchandisers and the internet. In addition, the Company distributes its branded products through dedicated retail stores, and as of January 1, 2011, the Company operated 1,360 Calvin Klein retail stores worldwide (consisting of 189 full price free-standing stores, 118 outlet free-standing stores, 1,050 shop-in-shop/concession stores and, in the United States of America or “U.S.”, three on-line stores: SpeedoUSA.com, Calvinkleinjeans.com, and CKU.com.). There were also 619 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. For the fiscal year ended January 1, 2011, approximately 43.9% of the Company’s net revenues were generated from domestic sales and approximately 56.1% were generated from international sales. In addition, approximately 75.3% of net revenues were generated from sales to customers in the wholesale channel and approximately 24.7% of net revenues were generated from customers in the direct-to-consumer channel.
The Company owns and licenses a portfolio of highly recognized brand names. The trademarks owned or licensed in perpetuity by the Company generated approximately 46% of the Company’s revenues during Fiscal 2010. Brand names the Company licenses for a term generated approximately 54% of its revenues during Fiscal 2010. Owned brand names and brand names licensed for extended periods (at least through 2044) accounted for over 90% of the Company’s net revenues in Fiscal 2010. The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.
The following table sets forth the Company’s trademarks and licenses as of January 1, 2011:
Owned Trademarks (a)
Calvin Klein and formatives (beneficially owned for men’s/ women’s/children’s underwear, loungewear and sleepwear: see “Trademarks and Licensing Agreements”)

Warner’s
Olga
Body Nancy Ganz®/Bodyslimmers ®
Trademarks Licensed in Perpetuity

Trademark	Territory

Speedo (a)	United States, Canada, Mexico, Caribbean Islands

Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands
Trademarks Licensed for a Term

Trademark	Territory	Expires (j)

Calvin Klein (for men’s/women’s/juniors’ jeans and certain jeans-related products) (b)	North, South and Central America	12/31/2044

CK/Calvin Klein Jeans (for retail stores selling men’s/women’s/ juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (b)	Canada, Mexico and Central and South America	12/31/2044

Trademark	Territory	Expires (j)
CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046

CK/Calvin Klein (for retail stores selling bridge accessories and jeans accessories) (d)	Central and South America (excluding Mexico) Europe and Asia	12/31/2044 12/31/2046

Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans and other related apparel as well as retail stores selling such items and ancillary products) (c)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, and parts of Eastern Europe, Russia, the Middle East and Africa, Japan, People’s Republic of China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (d)	North America, Europe and Asia	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories) (d)	Central and South America (excluding Mexico)	12/31/2044

Calvin Klein (for jeans accessories) (c)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046

Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (e)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018

Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014

Calvin Klein (for men’s swimwear)	Worldwide	12/31/2014

Lifeguard® (for wearing apparel excluding underwear and loungewear) (f)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030

(a)	Licensed in perpetuity from Speedo International, Ltd. (“SIL”).

(b)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(c)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK/Calvin Klein “bridge” line of sportswear and accessories in Europe. In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See “Trademarks and Licensing Agreements.”

(d)	By agreement dated January 31, 2008, the Company acquired the rights to operate CK/Calvin Klein retail stores for the sale of bridge and jeans accessories (in countries constituting Europe, Asia and Central and South America (excluding Mexico)) as well as the rights to operate CK/Calvin Klein independent or common internet sites for the sale of jeanswear apparel and jeanswear accessories in the Americas (excluding Mexico), Europe and Asia. See “Trademarks and Licensing Agreements”

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term beyond the current expiration date of December 31, 2013 (subject to compliance with certain terms and conditions) for the Chaps mark and logo.

(f)	Expiration date reflects four successive renewal options of five years each (each subject to compliance with certain terms and conditions).
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
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to “Fiscal 2010” refer to the operations for the twelve months ended January 1, 2011. References to “Fiscal 2009” refer to the operations for the twelve months ended January 2, 2010. References to “Fiscal 2008” refer to the operations for the twelve months ended January 3, 2009. References to “Fiscal 2007” refer to the operations for the twelve months ended December 29, 2007. References to “Fiscal 2006” refer to the operations for the twelve months ended December 30, 2006. There were 52 weeks per year for each of Fiscal 2006, Fiscal 2007, Fiscal 2009 and Fiscal 2010 and 53 weeks in Fiscal 2008.
Acquisitions, Dispositions and Discontinued Operations
Acquisitions
2011
Acquisition of Business in Asia
On January 3, 2011, after the close of Fiscal 2010, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1.4 million. The acquisition was accounted for as a business combination and its results will be consolidated into the Company’s operations and financial statements from its acquisition date.
2010
Acquisition of Businesses in Europe and Asia
On October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy, for which total consideration was approximately €16.2 million ($22.4 million). On April 29, 2010 and June 1, 2010, the Company acquired the businesses of distributors of its Calvin Klein Jeans and Calvin Klein Underwear products in Singapore and the People’s Republic of China, respectively, for total cash consideration of $8.6 million. The acquisitions in Italy, Singapore and the People’s Republic of China were accounted for as business combinations and their results were consolidated into the Company’s operations and financial statements from their respective acquisition dates.
2009
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of 2009, the Company finalized agreements to acquire the remaining 49% of the equity of its Brazilian subsidiary (“WBR”) and acquired the assets and assumed the leases of eight retail stores that sell Calvin Klein products (including jeanswear and underwear) in Brazil, effective October 1, 2009. Prior to the consummation of the acquisition of the remaining 49% of the equity of WBR, it paid a dividend of 7 million Brazilian real (approximately $4 million, based on the currency exchange rate at the time of the dividend), representing the distribution of the Brazilian partners’ accumulated equity in WBR through September 30, 2009. As consideration for the acquisition of the equity of WBR and the retail stores, the Company made an initial payment of 21 million Brazilian real (approximately $12 million based on the currency exchange rate on the date of acquisition). In addition, the Company is required to make three payments, contingent on the operating activity of WBR through the fourth quarter of Fiscal 2009, Fiscal 2010 and the fiscal year ending 2011. Based on the operating income achieved by WBR in the fourth quarter of 2009, the first contingent payment of 6 million Brazilian real (approximately $3.4 million) was paid by March 31, 2010. The Company will make the second contingent payment of 18.5 million Brazilian real ($11.1 million), based on the operating results of WBR for Fiscal 2010, by March 31, 2011 and expects that the third contingent payment will be 18.5 million Brazilian real ($11.1 million) based on the anticipated operating results of WBR for the fiscal year ending 2011, which will be paid by March 31, 2012. During Fiscal 2010, the Company revised its estimate of the total of such three additional contingent annual payments from the initial estimate of 40 million Brazilian real, as estimated on the date of acquisition, to 43 million Brazilian real (approximately $24 million). The consummation of the Brazilian acquisitions continues the Company’s strategy of expansion of its operations in South America, as part of its strategic goal of expanding its international direct to consumer business. See Note 2 to Notes to Consolidated Financial Statements.

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
Dispositions and Discontinued Operations
Calvin Klein Golf and Calvin Klein Collection Businesses: During the third quarter of Fiscal 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified, as available for sale its, Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the third quarter of Fiscal 2009, the Company wrote off the carrying value of the Golf license of $0.8 million. In addition, in connection with the shut down of the Golf business, the Company reclassified as discontinued operations, net revenues of $0.2 million and expenses of $0.4 million for Fiscal 2009. The Company’s Collection business had operated as a distributor of Calvin Klein Collection merchandise at retail locations in Korea both before and subsequent to the transfer of the Collection License Company to PVH. During Fiscal 2010 and Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $1.8 million and $2.3 million and expenses of $2.4 million and $3.1 million, respectively, in connection with the shut down of the Collection business. The Collection business was sold to a third party during Fiscal 2010 for approximately $0.6 million.

Exit of Designer Swimwear Business (except Calvin Klein): During Fiscal 2007, pursuant to an initiative to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), the Company disposed of its OP women’s and junior swimwear business. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the Company’s 2006 sale of its OP business (including the associated trademarks and goodwill) in 2006. During February 2011, the Company and Doyle & Bossiere Fund I LLC (“Doyle”) reached a settlement agreement and mutual release related to the OP Action (defined below) (see Note 19 of Notes to Consolidated Financial Statements — Legal Matters). As a result, as part of the finalization of its financial statements for Fiscal 2010, the Company recorded a pre-tax charge of $8.0 million in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010 (bringing the Company’s total accrual in relation to the OP Action to $15 million as of January 1, 2011). On February 16, 2011, the Company paid this amount ($15.0 million) in full and final settlement of the action in accordance with the terms of the settlement agreement and mutual release.
During Fiscal 2007, the Company sold its Catalina, Anne Cole and Cole of California businesses to InMocean Group, LLC (“InMocean”) for total consideration of approximately $25 million (subject to adjustments for working capital), of which $20.6 million was received in cash on December 28, 2007. The remaining portion of the purchase price related to raw materials and work-in-process acquired on December 28, 2007. Cash related to raw material and work-in-process at the sale date was collected by drawing on letters of credit as the related finished goods were shipped. During Fiscal 2008, the Company recorded charges of approximately $6.9 million, primarily related to working capital adjustments associated with the disposition of these brands. The Company recorded a loss of $2.3 million related to the sale of the Catalina, Anne Cole and Cole of California businesses. As a result of these dispositions, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations for all periods presented.
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
Lejaby Sale
On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (''Palmers’’) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32.5 million (approximately $47.4 million) payable in cash and €12.5 million (approximately $18.2 million) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. Pursuant to a transition services agreement (“TSA”) with Palmers, the Company operated the Canadian portion of the Lejaby business through December 10, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation for all periods presented. During Fiscal 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3.4 million related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the United States of America (“U.S.”), the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14.6 million, which was recorded as part of “Provision for income taxes” in the Company’s consolidated statement of operations. In Fiscal 2009, the Company recorded a charge of $3.4 million related to the correction of an error in amounts recorded in prior periods relating to the Lejaby sale. See Note 6 of Notes to Consolidated Financial Statements. During January 2011, the Company received notification from Palmers of a French tax liability of the Company’s previously-owned Lejaby business associated with a pre-sale tax period. As a result, as part of the finalization of its financial statements for Fiscal 2010, the Company recorded a pre-tax charge of approximately $3.0 million in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010. See also Note 19 of Notes to Consolidated Financial Statements regarding a dispute between the Company and Palmers regarding certain receivables related to the sale of the Lejaby business.
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

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Sportswear Group	$1,204,065	52.5%	$1,044,892	51.7%	$1,051,277	51.0%
Intimate Apparel Group	834,010	36.3%	723,222	35.8%	751,539	36.4%
Swimwear Group	257,676	11.2%	251,511	12.5%	260,033	12.6%

Net revenues (a), (b), (c) (d)	$2,295,751	100.0%	$2,019,625	100.0%	$2,062,849	100.0%

(a)	International operations accounted for 56.1%, 54.6%, and 54.4% of net revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

(b)	Direct to consumer businesses accounted for 24.7%, 22.5% and 20.6% of net revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

(c)	Sales of products bearing the Calvin Klein brand name accounted for 73.9%, 73.5% and 72.7% of net revenues in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

(d)	Amounts related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group and the Swimwear Group for Fiscal 2009 and Fiscal 2008 to conform to the presentation for Fiscal 2010. See Note 5 of Notes to Consolidated Financial Statements.

		% of Total Net		% of Total Net		% of Total Net
	Fiscal 2010	Revenues	Fiscal 2009	Revenues	Fiscal 2008	Revenues
	(in thousands of dollars)
Operating income (loss):
Sportswear Group	$150,184		$123,175		$89,362
Intimate Apparel Group	138,724		118,907		126,533
Swimwear Group	17,870		15,496		11,497
Unallocated corporate expenses (a)	(58,967)		(64,043)		(85,947)

Operating income (b)	$247,811	10.8%	$193,535	9.6%	$141,445	6.9%

(a)	Includes $2.9 million, $20.4 million and $31.5 million of pension expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

(b)	Includes $1.8 million, $3.6 million, $3.6 million and $0.8 million of restructuring expenses for Fiscal 2010 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, $3.2 million, $4.3 million, $3.0 million and $1.5 million of restructuring expenses for Fiscal 2009 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively, and $27.8 million, $1.3 million, $3.9 million and $2.2 million of restructuring expenses for Fiscal 2008 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.
The following table sets forth, as of January 1, 2011 and January 2, 2010, total assets for each of the Company’s business groups, unallocated corporate/other and for the Company on a consolidated basis:

	January 1, 2011	% of Total	January 2, 2010	% of Total

Total assets:
Sportswear Group	$995,475	60.2%	$875,304	52.8%
Intimate Apparel Group	381,371	23.0%	390,610	23.5%
Swimwear Group	154,831	9.4%	144,198	8.7%
Corporate/Other	121,595	7.4%	249,682	15.0%

Total assets	$1,653,272	100.0%	$1,659,794	100.0%

Sportswear Group
The Sportswear Group designs, sources and markets moderate to premium priced men’s, women’s and children’s jeanswear, sportswear and accessories. Net revenues of the Sportswear Group accounted for 52.5% of the Company’s net revenues in Fiscal 2010.
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
The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts, jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. As a result of the CKJEA Acquisition in 2006, the Company has been able to expand the distribution of its Calvin Klein products in Europe and Asia, primarily in its direct-to-consumer business. Net revenues related to the Sportswear Group in Europe and Asia were $560.7 million, $509.8 million and $518.5 million in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively. Direct-to-consumer products accounted for 25.9%, 22.2%and 20.0% of the Sportswear segment’s Fiscal 2010, Fiscal 2009 and Fiscal 2008 net revenues, respectively.
In addition, under the terms of the 2008 CK Licenses with CKI, the Company entered into certain license agreements with CKI. See Acquisitions, Dispositions and Discontinued Operations -2008 CK Licenses, above. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business.
Chaps is a moderately priced men’s sportswear line providing a more casual product offering to the consumer. The Company negotiated an amendment and extension of the Chaps license through 2013, which allows further renewal through 2018, assuming the exercise of a renewal option and satisfaction of certain conditions.
The Sportswear Group’s apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and, to a lesser extent, specialty stores and the internet.
The following table sets forth, as of January 1, 2011, the Sportswear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc. Stage Stores /Carson’s	Calvin Klein Jeans Calvin Klein Jeans and Chaps

Independent Retailers	Nordstrom/ Dillard’s Belk	Calvin Klein Jeans Calvin Klein Jeans and Chaps

Chain Stores	Kohl’s	Chaps

Membership Clubs	Sam’s Club and BJ’s Costco	Calvin Klein Jeans and Chaps Calvin Klein Jeans

Off-price and Other	TJ Maxx, Ross Stores and Military	Calvin Klein Jeans and Chaps

Europe	Company operated retail stores, stores operated under shop-in-shop and concession agreements El Corte Ingles	Calvin Klein Jeans

Canada	Hudson Bay Company and Sears Costco and Sam’s Club	Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps

Mexico, Central and South America	Company operated retail stores Liverpool and Sears Sam’s Clubs Stores operated under distributor agreements	Calvin Klein Jeans Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps Calvin Klein Jeans

Asia	Company operated retail stores, shop-in-shop/concession locations/ stores under retail licenses or distributor agreements/ direct wholesale distributors	Calvin Klein Jeans and Accessories

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 45.7%, 46.0% and 49.7% of its net revenues in the first halves of Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
During Fiscal 2010, the Sportswear Group had operations in the U.S., Canada, Mexico, Central and South America, Europe, Asia, Australia and South Africa. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.
The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$460,421	38.2%	$412,087	39.4%	$420,390	40.0%
International	743,644	61.8%	632,805	60.6%	630,887	60.0%

	$1,204,065	100.0%	$1,044,892	100.0%	$1,051,277	100.0%

Intimate Apparel Group
The Intimate Apparel Group designs, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 36.3% of the Company’s net revenues in Fiscal 2010.
The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.
The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types as of January 1, 2011:

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
The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, the Company’s “CKU.com” internet website and, to a lesser extent, specialty stores. The Company has been able to expand the distribution of its international Calvin Klein products, primarily in its direct-to-consumer business, and to increase net revenues to $669.8 million, $580.2 million and $595.5 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Direct-to-consumer products accounted for 28.5%, 28.6% and 26.0% of the Intimate Apparel segment’s Fiscal 2010, Fiscal 2009 and Fiscal 2008 net revenues, respectively.

The following table sets forth, as of January 1, 2011, the Intimate Apparel Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Macy’s Inc. Carson’s/Bon-Ton	Warner’s, Olga’s Christina,Olga and Calvin Klein Underwear

Independent Retailers	Nordstrom, Dillard’s, and Belk	Calvin Klein Underwear

Chain Stores	Kohl’s, JCPenney and Sears	Warner’s, Olga, and private label

Membership Clubs	Costco and Sam’s Club	Warner’s and Calvin Klein Underwear

Off-price	TJ Maxx/ Marshall’s and Ross Stores	Warner’s, Olga and Calvin Klein Underwear

Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart Costco Company operated retail stores	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Calvin Klein Underwear Calvin Klein Underwear

Mexico, Central and South America	Liverpool, Palacio de Hierro, Suburbia and Sears Sam’s Clubs Costco Company operated retail stores	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Warner’s Calvin Klein Underwear Calvin Klein Underwear

Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear Calvin Klein Underwear

Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear
The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 47.1%, 47.3% and 48.6% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2010, 2009 and 2008, respectively.
The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Central and South America, Europe, Asia, Australia and South Africa. The Intimate Apparel Group’s products are sourced entirely from third parties.
The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)
Net revenues:
United States	$337,985	40.5%	$295,285	40.8%	$308,119	41.0%
International	496,025	59.5%	427,937	59.2%	443,420	59.0%

	$834,010	100.0%	$723,222	100.0%	$751,539	100.0%

Swimwear Group
The Swimwear Group designs, sources and markets moderate to premium priced swimwear, swim accessories and related products and sub-licenses the Speedo label to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 11.2% of the Company’s net revenues in Fiscal 2010.
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
The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. At the 2008 U.S. Olympic Swim Trials in Omaha, Nebraska a total of nine world records were set and all by athletes wearing Speedo swimwear. During the 2008 Summer Olympics in Beijing, China, the world’s top swimmers wore Speedo swimwear, including the LZR Racer swimsuit. In total, 91% (29 gold medals) of all swimming gold medals and 86% of all swimming medals awarded in Beijing were won by athletes wearing Speedo swimwear. Subsequently in 2009, the LZR Racer and other similar type swimsuits were banned from swim competition by FINA, the international organization that regulates such competitions. In response, the Swimwear Group and SIL developed the LZR Racer Elite swimsuit, which is permitted in FINA sanctioned swim events, and which has been worn by winning athletes in swim competitions. For example, at the 2010 Pan Pacific Championships (“Pan Pacs”) in Irvine, California, the top swimmers wore Speedo swimwear. In total, 71% of the medals awarded at Pan Pacs were won by athletes wearing Speedo swimwear. One Team Speedo athlete won six gold medals wearing the Speedo LZR Racer Elite swimsuit.
Speedo competitive swimwear is primarily distributed through sporting goods stores, team dealers, swim specialty shops and the Company’s “SpeedoUSA.com” internet website. Speedo competitive swimwear accounted for approximately 19.0% of the Swimwear Group’s net revenues in Fiscal 2010.
The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the Company’s “SpeedoUSA.com” internet website. Speedo fashion swimwear and related products accounted for approximately 24.3% of the Swimwear Group’s net revenues in Fiscal 2010.
Speedo accessories, including swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $76.4 million of net revenues in Fiscal 2010, or approximately 29.6% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $29.5 million (11.5% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products. The “SpeedoUSA.com” internet website generated approximately $9.1 million of net revenues (3.5% of the Swimwear Group’s net revenues).
The Company designs, sources and sells a broad range of Calvin Klein fashion swimwear and beachwear for men and women. Calvin Klein swimwear is distributed through department stores and independent retailers in the U.S., Mexico, Canada and Europe. Calvin Klein swimwear accounted for approximately 12.0% of the Swimwear Group’s net revenues in Fiscal 2010.

The following table sets forth, as of January 1, 2011, the Swimwear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc.	Speedo swimwear and accessories, Calvin Klein swimwear

Independent Retailers	Nordstrom, Dillard’s, and Belk	Speedo swimwear, Calvin Klein swimwear

Chain Stores	JCPenney, Kohl’s and Sears	Speedo swimwear and accessories,

Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories

Mass Merchandisers	Target	Speedo accessories

Other	Military, Victoria’s Secret Catalog, The Sports Authority and team dealers	Speedo swimwear and accessories, Lifeguard, Calvin Klein swimwear

Off-price	TJ Maxx, Ross Stores	Speedo swimwear and accessories, Calvin Klein swimwear

Canada	Hudson Bay Company and Sears Costco and Sam’s Clubs	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Mexico, Central and South America	Liverpool, Palacio de Hierro, Marti, Wal-Mart and Costco	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Europe	El Corte Ingles, House of Fraser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear
The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 63.7%, 67.7% and 70.1% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. All of the Swimwear Group’s products are sourced from third-party contractors primarily in the U.S., Mexico, Europe and Asia.
The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)
Net revenues:
United States	$209,761	81.4%	$209,319	83.2%	$213,696	82.2%
International	47,915	18.6%	42,192	16.8%	46,337	17.8%

	$257,676	100.0%	$251,511	100.0%	$260,033	100.0%

Customers
The Company’s products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and off-price stores in North America, Asia, Europe, South America, Australia and South Africa. No single customer accounted for more than 7% of the Company’s net revenue in Fiscal 2010, Fiscal 2009 or Fiscal 2008. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company’s top five customers accounted for $490.3 million (21.4%), $470.9 million (23.3%) and $465.8 million (22.6%), respectively, of the Company’s net revenue.
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
Total advertising, marketing and promotion expense (including cooperative advertising programs whereby the Company reimburses customers for a portion of the cost incurred by the customer in placing advertisements featuring its products) was $126.5 million (5.5% of net revenue), $100.2 million (5.0% of net revenue) and $118.8 million (5.8% of net revenue) for Fiscal 2010, Fiscal 2009 and 2008, respectively. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals, individual in-store promotions and magazine and other print publications. During Fiscal 2010, advertising expense primarily related to the launch of the Calvin Klein X brand of men’s underwear and the Calvin Klein Envy brand of women’s underwear. In addition, the Swimwear Group sponsors a number of world-class swimmers and divers who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand. The Company’s Swimwear Group incurred approximately $3.4 million of marketing expenses in Fiscal 2008 primarily related to programs associated with the Summer Olympics in Beijing, China during August 2008.
The Company’s licenses for the Calvin Klein and Chaps trademarks include provisions requiring the Company to spend a specified percentage (ranging from 1% to 6%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company’s licensed products and often include the products of other licensees in addition to its own, the Company believes it benefits from the general brand recognition that these campaigns generate.
Sales
The Company’s wholesale customers are served by sales representatives who are generally assigned to specific brands and products. In addition, the Company has customer service departments for each business unit that assist the Company’s sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.
Distribution
As of January 1, 2011, the Company distributed its products to its wholesale customers and retail stores from various distribution facilities and distribution contractors located in the U.S. (eight facilities), Canada (one facility), Mexico (one facility), China (three facilities), Hong Kong (two facilities), Italy (two facilities), Korea (one facility), Australia (one facility), Singapore (one facility), Taiwan (one facility), the Netherlands (two facilities), South Africa (one facility), Argentina (one facility), Brazil (two facilities), Chile (one facility) and Peru (one facility). Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. The Company owns one, leases eleven and uses third-party services for seventeen of its distribution facilities. See Item 2. Properties. During Fiscal 2010, the Company opened its new distribution facility (included above) in the Netherlands in connection with the consolidation of its European operations (see Note 4 of Notes to Consolidated Financial Statements — Restructuring Expense and Other Exit Costs). Capital expenditures related to the new distribution center during Fiscal 2010 were approximately $12.5 million.

Raw Materials and Sourcing
The Company’s products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Prior to Fiscal 2010, neither the Company, nor, to the Company’s knowledge, any of its third-party contractors, had experienced any significant shortage of raw materials. However, during Fiscal 2010, demand for raw materials, including cotton and synthetics, has significantly increased while supplies of those raw materials have declined due to adverse climate and other factors. These conditions are expected to continue into the fiscal year ending 2011. In anticipation of the resulting shortages of these raw materials, the Company has advanced funds to certain third-party contractors to allow them to place early orders for raw materials in order to minimize the effect of price increases. In addition, the Company expects to partially mitigate cost increases in the fiscal year ending 2011 and their effect on gross margins through a combination of other sourcing initiatives, price increases and continuing shifts in its business, favoring international and direct to consumer channels, which carry higher gross margins.
Substantially all of the Company’s products sold in North America, South America and Europe are imported and are subject to various customs laws. See “Government Regulations.” The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.
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
The Company monitors all of its contracted production facilities to seek to ensure their continued human rights and labor compliance and adherence to all applicable laws and the Company’s own business partner manufacturing guidelines. All suppliers are required by the Company to execute an acknowledgment confirming their obligation to comply with the Company’s guidelines.
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
See Item 1A. Risk Factors for a further discussion of issues relating to raw materials and sourcing.
Trademarks and Licensing Agreements
The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein Jeans, licensed for terms extending through 2044 (in the U.S.) and 2046 (in Europe and Asia). The Company’s Core Brands (as defined below) have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 83 years, and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner’s and Olga brands have been in existence for 138 and 71 years, respectively, and Calvin Klein and Chaps have each been in existence for more than 25 years.
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
Certain of the Company’s license agreements, including the license agreements with SIL, CKI and Polo Ralph Lauren, Inc require the Company to make minimum royalty payments and/or royalty payments based on a percentage of net sales, meet certain minimum sales thresholds, subject it to restrictive covenants, and require it to provide certain services (such as design services) (which typically require approval of the licensor to be marketed by the Company). Those license agreements may be terminated or not renewed if certain of these conditions are not met.
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
In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial terms of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the U.S., Mexico and Canada. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed above and in “Acquisitions, Dispositions and Discontinued Operations”).
In January 2006, as part of the CKJEA Acquisition, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of sportswear and accessories in Europe. In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with CKI (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, “bridge” apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting the European Union as of May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046, provided the Company achieves certain minimum sales targets.
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
In January 2008, the Company acquired rights pursuant to the 2008 CK Licenses which include: (i) rights to operate Calvin Klein Jeanswear Accessories Stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein Bridge Accessories Stores in Europe, Eastern Europe, Middle East and Africa, as defined; (iv) rights to operate CK/Calvin Klein Bridge Accessories Stores in Central and South America (excluding Canada and Mexico, which is otherwise included in the underlying grant of rights to the Company to operated Calvin Klein Bridge Accessories Stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. In April 2009, the Company’s e-commerce rights in the Americas, Europe and Asia were extended to include men’s and women’s swimwear under the Calvin Klein and CK Calvin Klein trademarks. Each of the 2008 CK Licenses are long-term arrangements. In addition, pursuant to the Transfer Agreement, the Company had entered into negotiations with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business.
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

The Company also has a license to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein and CK Calvin Klein trademarks in the approved forms as designated by the licensor worldwide and men’s swimwear under the Calvin Klein mark in the form designated by the licensor worldwide. During Fiscal 2009, the Company extended these licenses for a further five-year term expiring on December 31, 2014 by exercising its five-year renewal option for each license. In April 2009, the Company’s e-commerce rights in the Americas, Europe and Asia were extended to include men’s and women’s swimwear under the Calvin Klein and CK Calvin Klein trademarks.
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
CK ONE
In June 2010, pursuant to a consent letter agreement with Calvin Klein, Inc. and Coty Inc., the Company acquired certain rights to manufacture, distribute and promote certain underwear products, jeanswear apparel products and swimwear products under the trademark CK ONE.
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
International Operations
In addition to its operations in the U.S., the Company has operations in Canada, Mexico, Central and South America, Europe, Asia, Australia and Africa. The Company’s products are sold in over 100 countries worldwide. Each of the Company’s international operations engages in sales, sourcing, distribution and/or marketing activities. International operations generated $1.3 billion, or 56.1% of the Company’s net revenues in Fiscal 2010, $1.1 billion, or 54.6% of the Company’s net revenues in Fiscal 2009 and $1.1 billion, or 54.3% of the Company’s net revenues in Fiscal 2008. International operations generated operating income of $189.5 million, $140.7 million and $135.2 million (representing 61.8%, 54.6% and 59.4%, respectively, of the operating income generated by the Company’s business groups) in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Operating income from international operations includes $5.4 million, $5.0 million and $28.1 million of restructuring charges in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The increases in net revenues and operating income from Fiscal 2009 to Fiscal 2010 were driven primarily by operations in Mexico, Central and South America and in Asia (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Fiscal 2010 to Fiscal 2009).
The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.
The movement of foreign currency exchange rates affects the Company’s results of operations. For further discussion of certain of the risks involved in the Company’s foreign operations, including foreign currency exposure, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

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
The Company’s operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Africa Growth & Opportunity Act, the Israel & Jordan Free Trade Agreements, the Andean Agreement, the Caribbean Basin Trade Partnership Act and the activities and regulations of the World Trade Organization (“WTO”). The Company believes that these trade agreements generally benefit the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. In addition, trade agreements can also impose requirements that negatively affect the Company’s business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. The Company monitors trade-related matters pending with the U.S. government for potential positive or negative effects on its operations. See Item 1A. Risk Factors.
Employees
As of January 1, 2011, the Company employed approximately 6,400 employees, approximately 23% of whom were either represented by labor unions or covered by collective bargaining agreements. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.
Backlog
As relates to its continuing operations, the Company’s Swimwear Group (due to the seasonal nature of its operations) had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $134.0 million as of January 1, 2011 and $105.0 million as of January 2, 2010. A substantial portion of net revenues of the Company’s other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.
Executive Officers of the Registrant
The executive officers of the Company, their age and their position as of February 18, 2011 are set forth below:

Name	Age	Position

Joseph R. Gromek	64	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	52	Executive Vice President and Chief Financial Officer
Helen McCluskey	55	Chief Operating Officer
Martha Olson	55	President—Intimate Apparel and Swimwear Groups
Dwight Meyer	58	President—Global Sourcing, Distribution and Logistics
Frank Tworecke	64	President—Sportswear Group
Stanley P. Silverstein	58	Executive Vice President —International Strategy and Business Development
Jay A. Dubiner	47	Senior Vice President, General Counsel and Secretary
Elizabeth Wood	49	Senior Vice President— Human Resources

Mr. Gromek has served as the Company’s President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc., a clothing retailer. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is a member of the Board of Directors of Wolverine World Wide, Inc., a footwear and apparel company. Mr. Gromek also serves on the Board of Directors of Ronald McDonald House, Stanley M. Proctor Company and the American Apparel & Footwear Association; as a member of the Board of Governors of the Parsons School of Design; as a member of the Board of Trustees of the Trevor Day School, as a Trustee of the New School and as a member of the Advisory Board of the Fashion Institute of Technology.
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
Ms. McCluskey joined the Company in July 2004 as Group President-Intimate Apparel and in June 2007, also assumed global responsibility for the Company’s Swimwear brands. In those roles, she was responsible for all aspects of the Company’s intimate apparel and swimwear brands including Calvin Klein underwear and swimwear, Warner’s, Olga, Body Nancy Ganz and Speedo. In September 2010, Ms. McCluskey was named Chief Operating Officer adding to her responsibilities oversight of the Calvin Klein Jeans® and Chaps® brands as well as all of the Company’s international businesses, and Warnaco’s global supply chain and sourcing operations. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women’s Sportswear division of Liz Claiborne Corporation from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation’s intimate apparel units where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.
Ms.Olson currently serves as the Company’s Group President-Intimate Apparel and Swimwear. She is responsible for all aspects of our intimate apparel and swimwear brands including Calvin Klein underwear and swimwear, Warner’s, Olga, Body Nancy Ganz and Speedo. Ms. Olson joined the Company in 2004 as President-Core Brands and added responsibility for Calvin Klein Underwear in 2008. Prior to joining the Company, Ms. Olson worked for Edison Schools, Inc. from 2002 until 2004. Previously, she worked at Sara Lee Corporation from 1992 until 2001.
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
Deterioration in global or regional economic conditions or other macro-economic factors could adversely affect our business.
Deterioration in global or regional economic conditions or other macro-economic factors could adversely impact our business in a number of ways. Consumer spending in the apparel industry is highly cyclical and may decrease in response to periods of lower disposable income for consumers. Our wholesale customers may reduce inventories and cancel orders as a means of anticipating and responding to such periods. Furthermore, a deterioration in the economy, including as a result of market disruptions or uncertainties, a tightening of the credit markets or international turmoil, may adversely affect the businesses and liquidity of the Company’s wholesale customers, causing such customers to reduce, delay or discontinue orders of our products, and requiring the Company to assume a greater credit risk with respect to such customers’ receivables. Any deterioration in the economy and financial markets could also adversely affect the suppliers from which we source our products, which could have an adverse effect on the Company’s operations.
Any tightening of the credit markets could also make it more difficult for the Company to enter into new financing arrangements or impair our ability to access financing under existing arrangements. Such difficulty in borrowing sufficient funds could have a material negative impact on our ability to conduct our business, as we may have to postpone plans to expand our business, scale back operations and/or attempt to raise capital through the sale of equity or debt securities, which may not be available on terms that are satisfactory to the Company during such periods. We continue to monitor the creditworthiness of the lenders under our existing credit arrangements, and we expect that we will be able to obtain needed funds when requested.
In addition, our stock price may fluctuate as a result of many factors (many of which are beyond our control), including recent global economic conditions and broad market fluctuations, public perception of the prospects for the apparel industry and other factors described in this Item 1A. For example, during the period between May 15, 2008 and February 18, 2011, the trading price of our Common Stock as reported on the New York Stock Exchange ranged from a low of $12.22 on November 21, 2008 to a high of $58.95 on December 17, 2010.

Increases in the prices of raw materials used to manufacture our products or increases in costs to produce or transport our products could materially increase our costs and decrease our profitability.
The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The costs of these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn as well as the costs we incur to transport products from our suppliers and costs we incur to distribute products to our customers. Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis) we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.
During the fourth quarter of Fiscal 2010, we experienced an increase in costs, including those for raw material, labor and freight, which we anticipate will continue in the fiscal year ending 2011. We expect to partially mitigate cost increases in 2011 and their effect on gross margins through a combination of sourcing initiatives, price increases, and continuing shifts in our business, favoring international and direct to consumer channels, which carry higher gross margins. There is no certainty that such measures will achieve their goal.
The apparel industry is subject to pricing pressures that may require us to lower the prices we charge for our products.
In addition to the product cost pressures discussed above, we and our competitors also face selling price pressure as a result of increases in sales through the mass and off-price retail channels of distribution (which retailers seek to sell their products at discounted prices) as well as consolidation in the retail industry (which could result in larger customers with greater negotiating leverage). To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing and cost pressures. In addition, certain of our customers seek allowances, incentives and other forms of economic support. Our profitability may be negatively affected by these pricing pressures if we are forced to reduce our prices but are unable to reduce our production or other operating costs.
We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.
We have significant foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won, Mexican peso, Brazilian real and Chinese yuan) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
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
We seek to secure and maintain favorable relationships with the companies that source our products and to ensure the proper operation of production facilities owned by third party contractors. We generally utilize multiple sources of supply. An unexpected interruption in the supply of our sourced products, including as a result of a disruption in operations at any of our production facilities owned by third party contractors or distribution facilities or at the facilities which source our products, our failure to secure or maintain favorable sourcing relationships, shortages of sourced goods or disruptions in shipping, could adversely affect our results of operations until alternate sources or facilities can be secured. In addition, any issues, problems relating to equipment, systems failures or difficulties with the Company’s transition to the use of its new consolidated distribution facility in the Netherlands could result in delays of shipments to our customers and additional costs to us. Any of the events noted above could result in difficulty in procuring or producing our products on a cost-effective basis or at all, which could have an adverse effect on our results of operations.
In addition, although we monitor the third-party facilities that produce our products to seek to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines, we do not control these independent manufacturers. Accordingly, vendors may violate labor or other laws, or fail to adhere to our business partner manufacturing guidelines, including by engaging in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our reputation may be damaged, our supply of sourced goods may be interrupted and we may terminate our relationship with such vendors, any of which could have an adverse effect on our business.
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
Net revenues from our ten largest customers represented approximately 31.4%, 31.6% and 29.4% of our worldwide net revenues during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. No one customer accounted for 10% or more of our Fiscal 2010, Fiscal 2009 or Fiscal 2008 net revenues.

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
As of January 1, 2011, approximately 64% of our revenue was derived from sales of products which we design, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.
Certain of our license agreements, including the license agreements with SIL, CKI and Polo Ralph Lauren, Inc require us to make minimum royalty payments, meet certain minimum sales thresholds, subject us to restrictive covenants, require us to provide certain services (such as design services) and may be terminated or not renewed if certain of these conditions are not met. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, disputes or disagreements with our licensors in connection with the provisions of these license agreements could result in our recording additional expenses. The termination or non-renewal of certain of these license agreements could have an adverse effect on our business, results of operations or financial condition.
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
The Calvin Klein brand name is significant to our business. Sales of 74% of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

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
Our foreign operations subject us to risks customarily associated with foreign operations. As of January 1, 2011, we sold our products throughout the world and had warehousing and distribution facilities in sixteen countries. We also source our products from third-party vendors substantially all of which are based in foreign countries. For Fiscal 2010, we had net revenues outside of the U.S. of $1,287.6 million, representing 56.1% of our total net revenues, with the majority of these sales in Europe and Asia. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:
•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in quotas, tariffs, taxes and duties;

•	restrictions on repatriating foreign profits back to the U.S.;

•	foreign laws and regulations;

•	international trade agreements;

•	difficulties in staffing and managing international operations;

•	economic conditions overseas;

•	political or social unrest such as recent turmoil in the Middle East; and

•	disruptions or delays in shipments.
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
Fluctuations in the valuation of our pension plan’s investments and pension benefit obligation can have a negative effect on our financial condition and results of operations.
We maintain, among other plans, a defined benefit pension plan for certain U.S.-based employees, who completed service prior to January 1, 2003. The plan provides for specified payments after retirement. Under our direction, our U.S. pension plan invests in a variety of assets including marketable equity and debt securities, mutual funds and pooled investment accounts and limited partnerships. The value of these pension plan investments may fluctuate due to, among other things, changing economic conditions, interest rates and investment returns, and we cannot predict with certainty the value that any individual asset or investment will have in the future. Decreases in the value of U.S. pension plan investments can have a significant effect on our results of operations in the fourth quarter of each fiscal year because they increase our pension expense and our unfunded pension liability. Moreover, as a result of such decreases, we may be required to make larger cash contributions to the U.S. pension plan in the future, which could limit us from making investments in our business, reduce cash available to fund operations or service our indebtedness, or otherwise be detrimental to our results of operations and financial condition. In addition, a decrease in the discount rate that we use to calculate the pension benefit obligation, as described in Note 7 of Notes to Consolidated Financial Statements - Employee Retirement and Benefit Plans, would increase our pension expense.
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
As of January 1, 2011, we had total debt of approximately $32.2 million. In August 2008, we entered into a revolving credit agreement (the “2008 Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco, entered into a second revolving credit agreement (the “2008 Canadian Credit Agreement” and, together with the 2008 Credit Agreement, the “2008 Credit Agreements”), with lines of credit, initially totaling $300.0 million (see Note 12 of Notes to Consolidated Financial Statements). At January 1, 2011, there were no outstanding loans under the 2008 Credit Agreements, although the balance of outstanding loans may increase from time to time in the future in order to meet our cash flow needs. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, the 2008 Credit Agreements are subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The 2008 Credit Agreements each contain a number of significant restrictions and other covenants, including financial covenants (see Note 12 of Notes to Consolidated Financial Statements). In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.
The restructuring and disposition activities that we engage in may not be successfully implemented and may have an adverse effect on our results of operations or financial condition.
The Company periodically implements restructuring and disposition initiatives including, but not limited to, reductions in workforce, the closure, relocation or consolidation of facilities or the disposition or wind-down of businesses, brands or product lines, in order to streamline its operations and increase its profitability. Restructuring and disposition initiatives may be expensive and time consuming and may not achieve desired goals. In addition, certain restructuring and disposition initiatives, if not successfully implemented, may have an adverse effect on our results of operations or financial condition.
We may be required to recognize impairment charges for our long-lived assets.
At January 1, 2011, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $618 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.
We cannot predict with certainty the outcome of litigation matters and other contingencies and uncertainties.
We may be subject to legal proceedings and other disputes in the future arising out of the conduct of our business, including matters relating to commercial transactions, acquisitions and divestitures, and employment matters. Resolution of these matters can be prolonged and costly, and the ultimate resolutions are uncertain due to the inherent uncertainty in such proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. While we maintain insurance for certain risks, it is not possible to obtain insurance to protect against all our operational risks and liabilities. Accordingly, in certain instances, we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. Certain of these proceedings could also have a negative impact on the Company’s reputation or relations with its employees, customers or other third parties.
Ineffective disclosure controls and procedures or internal controls over financial reporting could impair our ability to provide timely and reliable financial information in the future and have a negative effect on our business and stock price.
Management has concluded that our internal controls were effective as of January 1, 2011 and January 2, 2010. However, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal controls over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal controls and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The Company’s principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016) and a second lease expiring in February 2020. In addition to the Company’s executive offices, the Company leases offices in California and Connecticut pursuant to leases that expire between 2015 and 2020.
As of January 1, 2011, the Company owned or leased six primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased six international, warehousing and distribution facilities in Canada (one), Mexico (one), the Netherlands (two), Italy (one), and Argentina (one). Some of the Company’s warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities. Eleven of the Company’s facilities are leased with terms expiring between 2011 and 2025, except for certain leases which operate on a month-to-month basis. In addition, in connection with the consolidation of its European operations, during Fiscal 2010 the Company entered into a 15-year lease for a distribution center in the Netherlands, which is included in the preceding discussion.
The Company leases sales offices in a number of major cities, including Los Angeles and New York in the U.S.; Rio Piedras, Puerto Rico, Buenas Aires, Argentina, Melbourne, Australia, Brussels, Belgium, Sao Paulo, Brazil, Copenhagen, Denmark, London, England; Madrid, Spain; Toronto, Canada; Paris and Toulouse, France; Dusseldorf, Germany; Shanghai, Guangzhou and Beijing, China; Hong Kong; Seoul, Korea, Singapore; Taipei, Taiwan; Capetown, South Africa; Florence and Milan, Italy; Santiago, Chile; Amersfoort, Netherlands; Mexico City, Mexico, Lima, Peru, and Zurich, Switzerland. The sales office leases expire between 2011 and 2020 and are generally renewable at the Company’s option. As of January 1, 2011, the Company leased 1,357 retail store sites in the U.S., Canada, Mexico, Central and South America, Europe, Australia and Asia. The retail store leases expire between 2011 and 2018 (except for one retail store lease which expires in 2028) and are generally renewable at the Company’s option.
All of the Company’s distribution and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes.

Item 3.	Legal Proceedings.
SEC Inquiry: As disclosed in its Annual Report on Form 10-K for Fiscal 2009, the SEC issued a formal order of investigation in September 2007 in connection with the matters associated with the Company’s restatement of its previously reported financial statements for the fourth quarter of 2005, the fiscal year ended 2005 and the first quarter of 2006. On September 20, 2010, the Company received notice that the SEC had completed its investigation and did not intend to recommend any enforcement action against the Company.
OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”) from Doyle and certain minority shareholders of OP. The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers of OP under certain circumstances. On November 6, 2006, the Company sold the OP business to a third party. On May 23, 2007, Doyle filed a demand against the Company for arbitration before Judicial Arbitration and Mediation Services (“JAMS”) in Orange County, California, alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. On February 7, 2011, the Company and Doyle entered into a settlement agreement and mutual release to the entire action described above. As a result, the entire action was dismissed by JAMS, with prejudice.
Lejaby Claims: As of January 1, 2011, the Company had receivables (comprised of a loan receivable and a receivable for working capital, recorded in Other Assets on the Company’s Consolidated Balance Sheets) totaling $16.9 million from Palmers related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that its receivables from Palmers are valid and collectible and that the Palmers’ lawsuit is without merit. The Company is defending itself vigorously in this matter.
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
The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “WRC”. The table below sets forth the high and low sales prices of the Common Stock as reported on the New York Stock Exchange from January 1, 2009 through February 21, 2011:

	High	Low

2009
First Quarter	$27.60	$15.99
Second Quarter	$36.42	$24.02
Third Quarter	$45.75	$30.17
Fourth Quarter	$44.97	$39.45

2010
First Quarter	$48.63	$37.86
Second Quarter	$52.11	$34.97
Third Quarter	$52.11	$34.59
Fourth Quarter	$58.95	$48.76

2011
First Quarter (through February 18, 2011)	$57.11	$48.21
As of February 18, 2011, there were 17,667 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.
The last reported sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on February 18, 2011 was $54.19 per share. In the event that available credit under the 2008 Credit Agreements (previously referred to as the New Credit Agreements) ($153.1 million at January 1, 2011) is less than 25% of the aggregate borrowing limit under the 2008 Credit Agreements ($56.5 million at January 1, 2011), the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. The Company has not paid any dividends on the Common Stock (See Note 12 of Notes to Consolidated Financial Statements).
Repurchases of Shares
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the ''2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s common stock (“Common Stock”). During Fiscal 2010, the Company repurchased 939,158 shares in the open market for a total cost of $47.4 million (based on an average of $50.45 per share) under the 2010 Share Repurchase Program, leaving a balance of 4,060,842 shares, at January 1, 2011, to be repurchased. During January 2011, after the close of Fiscal 2010, the Company repurchased 560,842 shares of Common Stock under the 2010 Share Repurchase Program for $29.1 million (based on an average of $51.94 per share). All repurchases of shares under the 2010 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of Common Stock. During Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69 million (an average cost of $46.31 per share). At January 1, 2011, the Company had cumulatively purchased 3,000,000 shares of Common Stock in the open market at a total cost of approximately $106.9 million (an average cost of $35.64 per share) under the 2007 Share Repurchase Program. Prior to Fiscal 2010, under the 2007 Share Repurchase Program the Company had repurchased no shares during Fiscal 2009, 943,000 shares during Fiscal 2008 and 566,869 shares during Fiscal 2007.
In addition, an aggregate of 76,148 shares were repurchased during Fiscal 2010 (of which 692 shares were repurchased during the fourth quarter of Fiscal 2010 and are included in the table below), which reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program or the 2007 Share Repurchase Program.

Repurchased shares are held in treasury pending use for general corporate purposes.
The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter of 2010:

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plans

October 3, 2010 – November 6, 2010	221	$55.99	—	4,753,253

November 7, 2010 – November 27, 2010	616,323	$51.01	615,711	4,137,542

November 28, 2010 – January 1, 2011	76,829	$54.76	76,700	4,060,842

Item 6.	Selected Financial Data.
The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2010, Fiscal 2009, Fiscal 2008, Fiscal 2007 and Fiscal 2006. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2008, which had 53 weeks.
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

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in millions, except per share data)

Statement of operations data:
Net revenues	$2,295.8	$2,019.6	$2,062.8	$1,819.6	$1,611.2
Gross profit	1,020.0	864.3	920.8	749.7	629.2
Selling, general and administrative expenses	758.1	638.9	738.2	601.7	500.0
Amortization of intangible assets	11.5	11.0	9.4	13.2	12.3
Pension expense (income)	2.6	20.9	31.6	(8.8)	(2.4)

Operating income	247.8	193.5	141.4	143.7	119.2
Other (income) loss	6.2	1.9	1.9	(7.1)	(2.9)
Interest expense	14.5	23.9	29.5	37.7	38.5
Interest income	(2.8)	(1.2)	(3.1)	(3.8)	(2.9)
Income from continuing operations	147.8	102.2	51.0	86.9	66.5

Loss from discontinued operations, net of taxes	(9.2)	(6.2)	(3.8)	(7.8)	(15.7)

Net income attributable to Warnaco Group common shareholders	138.6	96.0	47.3	79.1	50.8

Net income applicable to Common Stock	138.6	96.0	47.3	79.1	50.8
Dividends on Common Stock	—	—	—	—	—

Per share data:
Income from continuing operations

Basic	$3.26	$2.22	$1.11	$1.90	$1.45
Diluted	3.19	2.19	1.08	1.84	1.42
Loss from discontinued operations, net of taxes
Basic	(0.20)	(0.13)	(0.08)	(0.17)	(0.34)
Diluted	(0.20)	(0.14)	(0.08)	(0.17)	(0.34)

Net income
Basic	3.06	2.09	1.03	1.73	1.11
Diluted	2.99	2.05	1.00	1.67	1.08
Dividends declared	—	—	—	—	—

Shares used in computing earnings per share
Basic	44,701,643	45,433,874	45,351,336	44,908,028	45,719,910
Diluted	45,755,935	46,196,397	46,595,038	46,618,307	46,882,399

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in millions, except per share data)

Other data:
Cash flows from operating activities	$224.2	$264.9	$125.9	$160.4	$86.7
Cash flows from investing activities	(72.6)	(52.6)	(44.3)	(20.8)	(187.1)
Cash flows from financing activities	(283.1)	(40.9)	(120.7)	(121.7)	99.7
Depreciation and amortization	55.4	46.8	46.2	65.3	47.6
Capital expenditures	50.3	42.8	41.0	41.8	30.2

	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
	(Dollars in millions, except per share data)

Balance sheet data:
Working capital	$509.2	$560.2	$474.6	$588.0	$453.9
Total assets	1,653.3	1,659.8	1,496.1	1,606.5	1,681.0
Long-term debt (a)	—	112.8	163.8	310.5	332.5
Stockholders’ equity	972.6	916.1	787.7	772.9	682.9

(a)	Does not include current maturities of long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s Common Stock. Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See “Statement Regarding Forward-Looking Disclosure” and Item 1A. Risk Factors.
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
Overview
The Company designs, sources, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price and other stores, mass merchandisers and, to retail customers, through the Company’s retail stores and the internet.
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it successfully continued to implement during Fiscal 2010, as follows:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. For Fiscal 2010, net revenues of businesses selling Calvin Klein products, the Company’s major brand, increased 14.3% to $1.7 billion and operating income increased 18.1% to $246.6 million from Fiscal 2009. The launch of the Calvin Klein X brand of men’s underwear, Calvin Klein Envy brand of women’s underwear and the expansion of the Company’s Calvin Klein international retail store network during Fiscal 2010 contributed significantly to those increased operating results;

•	Grow the Company’s direct- to- consumer business. Direct-to-consumer (retail) net revenues increased 24.5% to $566.7 million (25% of net revenues) for Fiscal, 2010 compared to $455.2 Fiscal 2009 (23% of net revenues), primarily due to the opening of new retail stores in Europe, Asia and South America, an increase of 5.3% from comparable store sales during Fiscal 2010 compared to Fiscal 2009, the acquisition of retail stores in Italy, Singapore and in the People’s Republic of China during Fiscal 2010 (see below) and the acquisition of eight retail stores in Brazil in the fourth quarter of Fiscal 2009. The increase in net revenues during Fiscal 2010 compared to Fiscal 2009 as a result of those acquisitions in 2009 and 2010 was approximately $29.0 million. During Fiscal 2010, the Company added 115,000 square feet of new retail store space and 85,000 square feet of space in acquired retail stores, ending Fiscal 2010 with a total of approximately 855,000 square feet of retail store space. The additional square footage of retail space related to the addition of 260 Calvin Klein retail stores worldwide (consisting of 67 free-standing stores (including 58 full price and 9 outlet stores), and 193 shop-in-shop/concession stores. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia;

In pursuit of its strategic goal of expanding its direct-to-consumer operations internationally, on October 4, 2010, the Company acquired a distributor’s business of its Calvin Klein brand of products in Italy for total cash consideration of approximately $22.4 million. In addition, on April 29, 2010 and on June 1, 2010, the Company entered into agreements to acquire the businesses of two of its distributors of its Calvin Klein brand of products in Singapore and the People’s Republic of China, respectively, for total cash consideration of $8.6 million. On January 3, 2011, after the close of Fiscal 2010, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1.4 million.

•	Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. The Company believes that there are opportunities for continued growth in Europe, Asia and South America. For Fiscal 2010, net revenues from international operations increased 16.7%, to $1.3 billion (representing 56.1% of the Company’s net revenues) compared to $1.1 billion (representing 54.6% of the Company’s net revenues) for Fiscal 2009, and operating income from international operations increased 34.7% to $189.5 million (76.5% of the Company’s operating income) for Fiscal 2010 compared to $140.7 million (72.7% of the Company’s operating income) for Fiscal 2009.

Overall, the Company’s net revenue increased $276.1 million, or 13.7%, to $2.3 billion for Fiscal 2010 compared to $2.0 billion for Fiscal 2009, reflecting increases of $159.2 million in the Sportswear Group, $110.8 million in the Intimate Apparel Group, and $6.1 million in the Swimwear Group compared to Fiscal 2009. The Company’s operating income increased $54.3 million, or 28.0%, to $247.8 million for Fiscal 2010 compared to $193.5 million for Fiscal 2009, reflecting increases of $27.0 million in the Sportswear Group, $19.8 million in the Intimate Apparel Group, $2.4 million in the Swimwear Group and $5.0 million in corporate allocations compared to Fiscal 2009. Operating income includes restructuring charges of $9.8 million and $12.1 million for Fiscal 2010 and Fiscal 2009, respectively, and pension expense of $2.6 million and $20.9 million for Fiscal 2010 and Fiscal 2009, respectively.
As noted above, more than 50% of the Company’s net revenue was generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean Won, Canadian Dollar, Brazilian Real, Mexican Peso, Chinese Yuan and British Pound. Consequently, both net revenues and operating income were affected by fluctuations in certain foreign currencies: net revenue includes an increase of $19.9 million for Fiscal 2010, while operating income includes an increase of $22.3 million for Fiscal 2010. The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities who purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs.
The Company’s income from continuing operations per diluted share increased for Fiscal 2010 compared to Fiscal 2009. On a GAAP (defined below) basis, income from continuing operations per diluted share increased 46% to $3.19 per diluted share (from $2.19 per diluted share), which includes positive effects of fluctuations in foreign currency exchange rates for Fiscal 2010 of approximately $0.27. On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below), income from continuing operations per diluted share increased 27% to $3.57 per diluted share (from $2.82 per diluted share).
At January 1, 2011, the Company’s balance sheet included cash and cash equivalents of $191.2 million and total debt of $32.2 million. During Fiscal 2010, the Company redeemed from bondholders the remaining $160.9 million aggregate principal amount of its senior notes, which were set to mature on June 15, 2013 and which bore interest at 8 7/8% per annum payable semi-annually on December 15 and June 15 of each year (the “Senior Notes”), for a total consideration of $164.0 million (see Note 12 of Notes to Consolidated Financial Statements).
During Fiscal 2010, the Company completed all remaining share repurchases under its 2007 Share Repurchase Program (see Note 13 of Notes to Consolidated Financial Statements) by repurchasing 1,490,131 shares of Common Stock for a total of $69.0 million (based on an average of $46.31 per share). In May 2010, the Company’s Board of Directors approved the 2010 Share Repurchase Program (as defined above, see Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), which allows the Company to repurchase up to 5.0 million shares of Common Stock. A total of 939,158 shares of Common Stock were repurchased during Fiscal 2010 for a total of $47.4 million (based on an average of $50.45 per share). During January 2011, after the close of Fiscal 2010, the Company repurchased 560,842 shares of Common Stock under the 2010 Share Repurchase Program for $29.1 million (based on an average of $51.94 per share).
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

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$247,811	$193,535	$141,445
Restructuring and other exit costs (a)	9,809	12,126	35,260
Pension (b)	2,550	20,873	31,644
Brazil acquisition adjustment (c)	1,521	—	—
State franchise taxes and other (d)	1,000	1,095	(11)

Operating income, as adjusted (non-GAAP)	$262,691	$227,629	$208,338

Income from continuing operations, as reported (GAAP)	$147,798	$102,225	$51,046
Restructuring and other exit costs, net of income tax (a)	7,273	8,620	31,060
Pension, net of income tax (b)	1,572	12,524	18,986
Brazil acquisition adjustment, net of income tax (c)	1,004	—	—
State franchise taxes and other, net of income tax (d)	630	657	3,191
Costs related to the redemption of debt, net of taxation (e)	2,368	—	—
Taxation (f)	4,877	7,717	20,403

Income from continuing operations, as adjusted (non-GAAP)	$165,522	$131,743	$124,686

Diluted earnings per share from continuing operations, as reported (GAAP)	$3.19	$2.19	$1.08
Restructuring and other exit costs, net of income tax (a)	0.16	0.18	0.65
Pension, net of income tax (b)	0.03	0.27	0.40
Brazil acquisition adjustment, net of income tax (c)	0.02	—	—
State franchise taxes and other, net of income tax (d)	0.01	0.01	0.07
Costs related to the redemption of debt, net of taxation (e)	0.05	—	—
Taxation (f)	0.11	0.17	0.44

Diluted earnings per share from continuing operations, as adjusted (non-GAAP)	$3.57	$2.82	$2.64

a)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations the Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, without the effects of restructuring charges and other exit costs as shown in the table above. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred the restructuring and other exit costs.

b)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, without the effects of pension expense as shown in the table above. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that recognized pension income or incurred pension expense.

c)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations without the effects of an additional charge related to an adjustment to the contingent consideration to be paid for the business acquired in Brazil in 2009 as shown in the table above for Fiscal 2010. The income tax rate used to compute the income tax effect related to this adjustment corresponds to the local statutory tax rate in Brazil.

d)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations:
i)	excluding a charge as shown in the table above for certain franchise taxes recorded during Fiscal 2010 related to the correction of amounts recorded in prior periods. The amount was not material to any prior period. The income tax rates used to compute the income tax effect related to the above-mentioned charge for franchise taxes correspond to the statutory tax rates in the United States; and

ii)	excluding a charge as shown in the table above for Fiscal 2009 and Fiscal 2008, respectively, for amortization expense related to the correction of amounts recorded in prior periods in connection with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. The income tax rates used to compute the income tax effect related to the charge for the above-mentioned amortization expense correspond to the statutory tax rates in the United States.

e)	This adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effect of a charge of $3,747 ($2,368 after tax) as shown in the table above related to the repurchase of a portion of the Company’s Senior Notes during Fiscal 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the United States.

f)	For Fiscal 2010, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of certain tax adjustments related to errors or changes in estimates in prior period tax provisions (approximately $2,300) and adjustments for certain other discrete tax items (approximately $2,600). The adjustment related to prior period errors or estimate changes includes, among other items, a charge of approximately $2,300 recorded during Fiscal 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction. This error was not material to any prior period. The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company’s core business activities.

For Fiscal 2009, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of certain tax adjustments related to changes in estimates or errors in prior period tax provisions (approximately $2,300), adjustments for certain other discrete tax items (approximately $1,700) and an adjustment for the amount recorded to correct for an error in the Company’s 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (approximately $3,600). The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) the effect of changes in tax laws (in 2009) related to the opening balances for deferred tax assets and liabilities; 2) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 3) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 4) other adjustments not considered part of the Company’s core business activities.

For Fiscal 2008, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of a tax charge (approximately $14,600) related to the repatriation to the United States of the net proceeds received in connection with the sale of the Lejaby business and adjustments for certain other discrete tax items (approximately $5,800). The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) the effect of changes in tax laws (in 2008) related to the opening balances for deferred tax assets and liabilities; 2) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 3) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations: and 4) other adjustments not considered part of the Company’s core business activities.
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
Furthermore, the Warnaco Group is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by the Company from translating its foreign revenues into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results. As a supplement to its reported operating results, the Company presents constant currency financial information, which is a non-GAAP financial measure. The Company uses constant currency information to provide a framework to assess how its businesses performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparisons of operating results and better identify trends in the Company’s businesses.
To calculate the increase in segment revenues on a constant currency basis, operating results for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
These constant currency performance measures should be viewed in addition to, and not in isolation from, or as a substitute to, the Company’s operating performance measures calculated in accordance with GAAP. The constant currency information presented in the following table may not be comparable to similarly titled measures reported by other companies.

NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)

	Fiscal 2010
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$1,204,065	$14,671	$1,189,394
Intimate Apparel Group	834,010	3,341	830,669
Swimwear Group	257,676	1,882	255,794

Net revenues	$2,295,751	$19,894	$2,275,857

By Region:
United States	$1,008,167	$—	$1,008,167
Europe	576,644	(23,995)	600,639
Asia	391,264	17,695	373,569
Canada	131,459	10,701	120,758
Mexico, Central and South America	188,217	15,493	172,724

Total	$2,295,751	$19,894	$2,275,857

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
Accounts Receivable The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Estimates of accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly.
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
Long-Lived Assets Intangible assets primarily consist of licenses and trademarks. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years; others have indefinite lives. Warnaco Group, Warnaco Inc. (“Warnaco”), the principal operating subsidiary of Warnaco Group and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”). Long-lived assets (including property, plant and equipment) and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Long-lived assets, including licenses and trademarks, acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values, net of accumulated amortization since the acquisition date. Long-lived assets, including licenses and trademarks, acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized and amortized, where appropriate, through the extension or renewal period of the asset.
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
The Company reviews its long-lived assets for possible impairment in the fourth quarter of each fiscal year or when events or circumstances indicate that the carrying value of the assets may not be recoverable. Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.

In evaluating long-lived assets (finite-lived intangible assets and property, plant and equipment) for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, which is determined based on discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.
The Company conducted an annual evaluation of the long-lived assets of its retail stores for impairment during the fourth quarter of Fiscal 2010. The Company determined that the long-lived assets of 10 retail stores were impaired, based on the valuation methods described above. For retail stores that failed step one based on undiscounted cash flows, the fair value of the store assets was determined by using a factor of 14.5%, which is the Company’s weighted average cost of capital, to discount each store’s cash flows over its respective remaining lease term. The fair values thus determined are categorized as level 3 (significant unobservable inputs) within the fair value hierarchy (see Note 16 of Notes to Consolidated Financial Statements for a description of the levels in the fair value hierarchy). The aggregate carrying amount of $2.2 million of those retail store assets were written down to their aggregate fair value of $0.3 million, resulting in an impairment charge of $1.9 million, which was recorded in selling, general and administrative expense for Fiscal 2010. The portion of that impairment charge related to stores which management expects to close in 2011 was $1.6 million, which was recorded as restructuring and other exit costs within selling, general and administrative expense (see Note 4 of Notes to Consolidated Financial Statements —Restructuring Expense and Other Exit Costs). For Fiscal 2009, the Company recognized an impairment charge of $0.2 million, related to the long-lived assets of two stores in Mexico, which were closed early in 2010. There were no impairment charges for long-lived assets of retail stores in Fiscal 2008.
During the fourth quarter of Fiscal 2010, the Company conducted an annual evaluation of its finite-lived intangible assets for impairment. Recoverability of a finite-lived intangible asset is measured in the same manner as for property, plant and equipment, described above. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were recorded related to the Company’s finite-lived intangible assets.
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
Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.
Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 1, 2011, the Company’s reporting units for purposes of applying the goodwill impairment test are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market multiples or appraised values, as appropriate. During the fourth quarter of Fiscal 2010, the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as the weighted average of both an income approach, based on discounted cash flows using the Company’s weighted average cost of capital of 14.5%, and a market approach, using inputs from a group of peer companies. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) during Fiscal 2010, Fiscal 2009 or Fiscal 2008.

Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. The estimates and assumptions used in the determination of the fair value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were recorded related to the Company’s indefinite-lived intangible assets.
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
Pension Plans The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who completed service prior to January 1, 2003 (the “Pension Plan”). The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poor’s Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 5.8% for Fiscal 2010 reasonably reflects current market conditions and the characteristics of the Pension Plan. An increase or decrease of 1% in the discount rate would result in an increase/decrease of approximately $17 million in pension expense (decrease/increase in pension income) for Fiscal 2010. A 1% increase/decrease in the actual return earned on pension plan assets would result in a decrease/increase of approximately $1.2 million in pension expense (increase/decrease in pension income) for Fiscal 2010.
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
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the U.S. Internal Revenue Code of 1986, as amended and the Pension Protection Act of 2006 (the “PPA”). The Company’s cash contribution to the Pension Plan during Fiscal 2010 was $5.7 million and is expected to be approximately $12.6 million in the fiscal year ending 2011. See Note 7 of Notes to Consolidated Financial Statements.
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
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of its stock price, based upon daily quoted market prices of Common Stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.

•	During Fiscal 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Accordingly, for options granted during Fiscal 2010 and Fiscal 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) (which yielded an expected term of 6 years) to the use of historical data (which yielded an expected life of 4.2 years and 3.72 years for Fiscal 2010 and Fiscal 2009, respectively). Historical data will be used for stock options granted in all future periods. The Company based its Fiscal 2008 estimate of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in SAB 110. A shorter expected term would result in a lower compensation expense.

•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.
Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis (see below for additional factors related to recognition of compensation expense). The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

Beginning in March 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan included 75,750 performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards of the types that had been granted in previous periods. See Note 13 of Notes to Consolidated Financial Statements. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards granted in March 2010. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of Fiscal 2010 to the end of Fiscal 2012 (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.
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
In addition, for all employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during Fiscal 2010 of approximately $8.1 million, from Fiscal 2009, primarily related to the Retirement Eligibility feature described above.
Advertising Costs Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $126.5 million, $100.2 million and $118.8 million, respectively. Cooperative advertising expenses for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $27.9 million, $21.6 million and $24.6 million, respectively.
Acquisitions
See Note 2 of Notes to Consolidated Financial Statements.
Dispositions and Discontinued Operations
See Note 3 of Notes to Consolidated Financial Statements

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for Fiscal 2010, Fiscal 2009 and Fiscal 2008. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented.

		% of Net		% of Net		% of Net
	Fiscal 2010	Revenues	Fiscal 2009	Revenues	Fiscal 2008	Revenues

Net revenues	$2,295,751	100.0%	$2,019,625	100.0%	$2,062,849	100.0%
Cost of goods sold	1,275,788	55.6%	1,155,278	57.2%	1,142,076	55.4%

Gross profit	1,019,963	44.4%	864,347	42.8%	920,773	44.6%
Selling, general and administrative expenses	758,053	33.0%	638,907	31.6%	738,238	35.8%
Amortization of intangible assets	11,549	0.5%	11,032	0.5%	9,446	0.5%
Pension expense	2,550	0.1%	20,873	1.0%	31,644	1.5%

Operating income	247,811	10.8%	193,535	9.6%	141,445	6.9%
Other loss	6,238		1,889		1,926
Interest expense	14,483		23,897		29,519
Interest income	(2,815)		(1,248)		(3,120)

Income from continuing operations before provision for income taxes and noncontrolling interest	229,905		168,997		113,120
Provision for income taxes	82,107		64,272		60,727

Income from continuing operations before noncontrolling interest	147,798		104,725		52,393
Loss from discontinued operations, net of taxes	(9,217)		(6,227)		(3,792)

Net income	138,581		98,498		48,601
Less: Net Income attributable to the noncontrolling interest	—		(2,500)		(1,347)

Net income attributable to Warnaco Group, Inc.	$138,581		$95,998		$47,254

Amounts attributable to Warnaco Group Inc.:
Net income from continuing operations, net of tax	$147,798		$102,225		$51,046
Discontinued operations, net of tax	(9,217)		(6,227)		(3,792)

Net income	$138,581		$95,998		$47,254

Comparison of Fiscal 2010 to Fiscal 2009
Net Revenues
For Fiscal 2010 compared to Fiscal 2009, the amount of net revenues increased from both wholesale and retail channels of distribution. However, as a percentage of total Company net revenues, there was a significant increase in net revenues from retail channels, while there was a decrease in net revenues from wholesale channels from one period to the other. In addition, net revenues increased in all geographies, especially in Asia, Canada and Mexico and Central and South America, and in all Groups (segments), as presented in the following tables:
Net revenues by segment were as follows:

					Constant
			Increase	%	$ %
	Fiscal 2010	Fiscal 2009	(Decrease)	Change	Change

Sportswear Group	$1,204,065	$1,044,892	$159,173	15.2%	13.8%
Intimate Apparel Group	834,010	723,222	110,788	15.3%	14.9%
Swimwear Group	257,676	251,511	6,165	2.5%	1.7%

Net revenues	$2,295,751	$2,019,625	$276,126	13.7%	12.7%

	Fiscal	Fiscal
	2010	2009
United States — wholesale
Department stores and independent retailers	10%	10%
Specialty stores	7%	8%
Chain stores	7%	8%
Mass merchandisers	2%	1%
Membership clubs	6%	7%
Off price and other	11%	10%

Total United States — wholesale	43%	44%
International — wholesale	32%	33%
Retail (a)	25%	23%

Net revenues — consolidated	100%	100%

(a)	for Fiscal 2010 and Fiscal 2009, 97.5% and 97.0%, respectively, of retail net revenues were derived from the Company’s international operations.

	Net Revenues
			Increase /		Constant $
	Fiscal 2010	Fiscal 2009	(Decrease)	% Change	% Change
	(in thousands of dollars)

United States	$1,008,167	$916,691	$91,476	10.0%	10.0%
Europe	576,644	551,595	25,049	4.5%	8.9%
Asia	391,264	322,890	68,374	21.2%	15.7%
Canada	131,459	109,300	22,159	20.3%	10.5%
Mexico, Central and South America	188,217	119,149	69,068	58.0%	45.0%

	$2,295,751	$2,019,625	$276,126	13.7%	12.7%

	Net Revenues
			Increase /
	Fiscal 2010	Fiscal 2009	(Decrease)	% Change
	in thousands of dollars

Wholesale	$1,729,077	$1,564,452	$164,625	10.5%
Retail	566,674	455,173	111,501	24.5%

Total	$2,295,751	$2,019,625	$276,126	13.7%

The effect of fluctuations in foreign currency exchange rates on net revenues was an increase of $19.9 million for Fiscal 2010 compared to Fiscal 2009. See Overview, above.
During Fiscal 2010, the Company’s top five customers accounted for $490.3 million (21.4%) of the Company’s net revenue as compared to $470.9 million (23.3%) for Fiscal 2009. During Fiscal 2010 and Fiscal 2009, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group
Sportswear Group net revenues were as follows:

			Increase	%
	Fiscal 2010	Fiscal 2009	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$684,036	$645,020	$39,016	6.0%
Chaps	208,132	168,083	40,049	23.8%

Sportswear wholesale	892,168	813,103	79,065	9.7%
Sportswear retail	311,897	231,789	80,108	34.6%

Sportswear Group (a) (b)	$1,204,065	$1,044,892	$159,173	15.2%

(a)	Includes net revenues of $131.5 million and $104.4 million related to the Calvin Klein accessories business in Europe, Asia, Canada and Mexico and Central and South America for Fiscal 2010 and Fiscal 2009, respectively.

(b)	In order to conform to the Company’s presentation for Fiscal 2010, approximately $45.9 million of Calvin Klein underwear net revenues for Fiscal 2009, which had previously been included in the Sportswear Group, were reclassified to the Intimate Apparel Group.
Sportswear Group net revenues increased $159.2 million to $1.20  billion for Fiscal 2010 from $1.04 billion for Fiscal 2009. Sportswear Group net revenues from international operations increased $110.9 million and from domestic operations increased $48.3 million. The increase in international net revenues includes a $14.7 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Jeans increased $119.1 million. Wholesale sales increased $39.0 million (including increases of $39.4 million in Mexico, Central and South America, $10.9 million in the U.S., $9.0 million in Asia and $3.6 million in Canada, partially offset by a decrease of $23.9 million in Europe). The increase in worldwide wholesale net revenues was primarily due (in constant currency) to the following:
(i)	an increase in sales in Mexico and Central and South America to department stores, membership clubs (primarily due to the introduction of new styles) and specialty stores, including an increase in new customers and an expansion of locations of existing customers;

(ii)	an increase in the U.S. primarily due to increased sales to the off-price channel, due primarily to additional product offerings, partially offset by a decrease in sales to department stores and clubs;

(iii)	an increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia, partially offset by the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and Singapore to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010, and (b) a decrease in sales to the off-price channel primarily due to lower levels of excess inventory;

(iv)	in Canada, an increase in net revenues from sales to department stores and independent retailers, which was partially offset by a decline in net revenues from sales in the off-price channel; partially offset by

(v)	a decrease in wholesale net revenue in Europe primarily due to decreased sales of Calvin Klein Jeans to department, specialty and independent stores, due in part to the acquisition of the Company’s Italian distributor of Calvin Klein products in the fourth quarter of Fiscal 2010, partially offset by an increase in sales of accessories.
Net revenues from Calvin Klein Jeans retail sales increased $80.1 million (including increases of $37.2 million in Asia, $28.6 million in Europe and $12.8 million in Mexico, Central and South America). The change in retail net revenues was primarily due (in constant currency) to a 6.5% increase in comparable store sales, coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Brazil in the fourth quarter of 2009 and stores acquired in the People’s Republic of China, Singapore and Italy during Fiscal 2010).

Net revenues from Chaps increased $40.0 million. The increase primarily reflects an increase in sales in the U.S. to chain stores, department stores and customers in the off-price channel due to additional product offerings.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

			Increase	%
	Fiscal 2010	Fiscal 2009	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Underwear	$431,706	$373,620	$58,086	15.5%
Core Intimates	164,212	143,006	21,206	14.8%

Intimate Apparel wholesale	595,918	516,626	79,292	15.3%
Calvin Klein Underwear retail	238,092	206,596	31,496	15.2%

Intimate Apparel Group (a)	$834,010	$723,222	$110,788	15.3%

(a)	Includes approximately $45.9 million for Fiscal 2009, related to certain sales of Calvin Klein underwear, previously included in the Sportswear Group, in order to conform to the Fiscal 2010 presentation.
Intimate Apparel Group net revenues increased $110.8 million to $834.0 million for Fiscal 2010 from $723.2 million for Fiscal 2009. Intimate Apparel Group net revenues from international operations increased $68.1 million and from domestic operations increased $42.7 million. The increase in international net revenues includes a $3.3 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Underwear increased $89.6 million. Wholesale sales increased $58.1 million (including increases of $24.7 million in the U.S., $10.8 million in Mexico, Central and South America, $11.6 million in Europe, $5.0 million in Asia and $6.0 million in Canada). The increase in worldwide wholesale net revenue was, primarily due (in constant currency) to the following: (i) increases in all geographies in the department store channel, which benefitted from the launch of the Calvin Klein X men’s product line and the Calvin Klein Envy women’s product line, primarily in Europe and Asia; (ii) an increase in the U.S., which primarily resulted from an increase in sales to the off-price channel due primarily to additional product offerings; (iii) an increase in Mexico, Central and South America, primarily due to increased sales to membership clubs (primarily due to the introduction of new styles) and specialty stores, including an increase in new customers and an expansion of locations of existing customers; (iv) in Asia, an increase primarily due to (a) the expansion of the Company’s distribution networks in the People’s Republic of China and other regions of Asia, partially offset by the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and Singapore to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010 and (b) a decrease in sales to the off-price channel primarily due to lower levels of excess inventory and (v) in Canada, an increase primarily in the department store and membership club channels of distribution.
Net revenues from Calvin Klein Underwear retail sales increased $31.5 million (including increases of $16.9 million in Asia, $8.0 million in Europe, $3.6 million in Mexico and Central and South America, and $2.9 million in Canada). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including the stores acquired in Brazil in the fourth quarter of 2009 and stores acquired in the People’s Republic of China, Singapore and Italy in Fiscal 2010) and to a 4.4% increase in comparable store sales. In addition, the increase reflects the successful launch of the Calvin Klein X men’s product line in all geographies and the Calvin Klein Envy women’s product line, primarily in Europe and Asia, during Fiscal 2010.
Net revenues from Core Intimates increased $21.2 million. The increase primarily reflects an increase in sales in the U.S. to the mass merchandisers channel primarily due to new product launches and a new customer in Fiscal 2010, and increases in sales of Olga and Warner’s brand products across other channels of distribution primarily due to new product launches. Net revenues also increased in Mexico and Central and South America due primarily to increased sales of Warner’s products to department stores and the introduction of new product lines in membership clubs.
Swimwear Group
Swimwear Group net revenues were as follows:

			Increase	%
	Fiscal 2010	Fiscal 2009	(Decrease)	Change
	(in thousands of dollars)
Speedo	$217,499	$215,135	$2,364	1.1%
Calvin Klein	23,492	19,588	3,904	19.9%

Swimwear wholesale	240,991	234,723	6,268	2.7%
Swimwear retail (a)	16,685	16,788	(103)	-0.6%

Swimwear Group	$257,676	$251,511	$6,165	2.5%

(a)	Includes $7.4 million and $7.6 million for Fiscal 2010 and Fiscal 2009, respectively, related to Calvin Klein retail swimwear.

Swimwear Group net revenues increased $6.2 million to $257.7 million for Fiscal 2010 from $251.5 million Fiscal 2009. Swimwear Group net revenues from international operations increased $5.7 million and from domestic operations increased $0.5 million. The increase in international net revenues includes a $1.9 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above. Comparable store sales declined 2.2% for Fiscal 2010 compared to Fiscal 2009 in the Swimwear Group.
Net revenues from Speedo increased $2.4 million, which primarily represented an increase of $3.6 million in sales to membership clubs and sporting goods stores in Canada, partially offset by a decrease in net revenues of $1.9 million in the U.S. primarily due to decreased sales to membership clubs, which was partially offset by increased sales to mass merchandisers, specialty stores and department stores in the U.S.
Net revenues from Calvin Klein swimwear increased $3.8 million, mainly in wholesale sales, primarily due, in the U.S., to improved delivery to department and specialty stores and the introduction of sales to membership clubs in 2010, and, in Europe, to increased sales to department stores and independent retailers. Retail sales were substantially unchanged.
Gross Profit
Gross profit was as follows:

		% of Brand		% of Brand
	Fiscal 2010	Net Revenues	Fiscal 2009	Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$516,080	42.9%	$432,714	41.4%
Intimate Apparel Group (a)	416,700	50.0%	350,457	48.5%
Swimwear Group (b)	87,183	33.8%	81,176	32.3%

Total gross profit	$1,019,963	44.4%	$864,347	42.8%

(a)
reflects the reclassification of approximately $27.8 million of gross profit related to certain sales of Calvin Klein underwear, previously reported in the Sportswear Group, to the Intimate Apparel Group for Fiscal 2009 in order to conform to the Fiscal 2010 presentation.

(b)
Reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

Gross profit was $1.02 billion, or 44.4% of net revenues, for Fiscal 2010 compared to $864.3 million, or 42.8% of net revenues, for Fiscal 2009. The 160 basis point increase in gross margin and the increase in gross profit are primarily reflective of a favorable sales mix due to an increase in retail sales compared to wholesale as a percentage of total sales, increased sales volume and the favorable effects of fluctuations in foreign currency exchange rates. Gross profit for Fiscal 2010 includes an increase of $22.9 million due to the favorable effects of foreign currency fluctuations.
During the fourth quarter of Fiscal 2010, the increase in gross margin due to those factors was partially offset by an increase in costs, including those for raw material, labor and freight, which the Company anticipates will continue in the fiscal year ending 2011. The Company expects to partially mitigate cost increases in 2011 and their effect on gross margins through a combination of sourcing initiatives, price increases, and continuing shifts in its business, favoring international and direct to consumer channels, which carry higher gross margins.
Sportswear Group gross profit increased $83.4 million, and gross margin increased 150 basis points, for Fiscal 2010 compared to Fiscal 2009, reflecting a $79.9 million increase in international operations (primarily due to an increase in sales volume and a favorable sales mix in all geographies, and the favorable effect of fluctuations in exchange rates of foreign currencies), and a $3.5 million increase in the domestic business (primarily reflecting increased sales, partially offset by an increase in freight costs and customer allowances).
Intimate Apparel Group gross profit increased $66.2 million and gross margin increased 150 basis points for Fiscal 2010 compared to Fiscal 2009 reflecting a $53.9 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, increased sales volume and a favorable sales mix), and a $12.3 million increase in the domestic business. The increase in the domestic business primarily reflects increased sales volume and a favorable product mix, partially offset by increases in freight and raw material costs in Fiscal 2010.

Swimwear Group gross profit increased $6.0 million and gross margin increased 150 basis points for Fiscal 2010 compared to Fiscal 2009 reflecting a $5.0 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of certain foreign currencies and a favorable sales mix) and a $1.0 million increase in the domestic business (primarily reflecting a charge in the third quarter of 2009, not repeated in 2010, related to the write-down of inventory associated with the Company’s LZR Racer and other similar racing suits which were banned by FINA during Fiscal 2009, partially offset by a decrease in sales volume and an unfavorable product mix).
Selling, General and Administrative Expenses
Selling, general & administrative (“SG&A”) expenses increased $119.2 million to $758.1 million (33.0% of net revenues) for Fiscal 2010 compared to $638.9 million (31.6% of net revenues) for Fiscal 2009. The increase in SG&A expenses includes:
(i)
an increase of $72.1 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America and duplicative costs associated with consolidation of the distribution centers in Europe, partially offset by decreases due to cost savings resulting from restructuring activities which occurred in Fiscal 2009;

(ii)
an increase of $26.3 million in marketing expenses, including the launch of the Calvin Klein X product line of men’s underwear and the launch of Calvin Klein Envy product line of women’s underwear; and

(iii)
an increase in administrative expenses of $21.6 million, primarily including an increase due to amounts accrued for performance-based employee compensation as well as an increase in stock-based compensation expense primarily as a result in the change in terms of equity awards granted to employees in March 2010 (see Discussion of Critical Accounting Policies —Stock-Based Compensation Expense and Note 13 of Notes to Consolidated Financial Statements) and also including increases in acquisition expenses of $2.4 million (related to the acquisition of certain of the Company’s distributors of Calvin Klein products in Italy, Singapore and the People’s Republic of China) (see Note 2 of Notes to Consolidated Financial Statements) and franchise taxes.

The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for Fiscal 2010 compared to Fiscal, 2009 resulted in a $0.5 million increase in SG&A.
Amortization of Intangible Assets
Amortization of intangible assets was $11.5 million for Fiscal 2010 compared to $11.0 million for Fiscal 2009 (see Note 10 of Notes to Consolidated Financial Statements — Intangible Assets and Goodwill).
Pension Income / Expense
Pension expense was $2.6 million for Fiscal 2010 compared to pension expense of $20.9 million for Fiscal 2009. The decrease in pension expense is primarily related to a higher asset base in Fiscal 2010 due to returns earned on the Plan’s assets during Fiscal 2010, partially offset by interest cost on the Company’s projected benefit obligation resulting from a decrease in the discount/interest rate to 5.8% in Fiscal 2010 from 6.1% in Fiscal 2009. See Note 7 of Notes to Consolidated Financial Statements.
Operating Income
The following table presents operating income by group:

		% of		% of
		Group Net		Group Net
	Fiscal 2010	Revenues	Fiscal 2009	Revenues
	(in thousands of dollars)
Sportswear Group	$150,184	12.5%	$123,175	11.8%
Intimate Apparel Group	138,724	16.6%	118,907	16.4%
Swimwear Group (a)	17,870	6.9%	15,496	6.2%
Unallocated corporate expenses (b)	(58,967)	na	(64,043)	na

Operating income (c)	$247,811	na	$193,535	na

Operating income as a percentage of net revenue	10.8%		9.6%

(a)
reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(b)
the decrease in unallocated corporate expenses for Fiscal 2010 compared to Fiscal 2009 was primarily related to a reduction in pension expense (see Note 7 of Notes to Consolidated Financial Statements) and foreign currency exchange-related losses, partially offset by an increase in amounts accrued for performance-based employee compensation and other employee compensation and benefits and an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note 13 of Notes to Consolidated Financial Statements).

(c)	includes approximately $9.8 million and $12.1 million for Fiscal 2010 and Fiscal 2009, respectively, related to restructuring expenses. See Note 4 of Notes to Consolidated Financial Statements.
The following table presents operating income by region and channel:

			Increase /
	Fiscal 2010	Fiscal 2009	(Decrease)	% Change
	(in thousands of dollars)

By Region:
Domestic	$117,290	$116,913	$377	0.3%
International	189,488	140,665	48,823	34.7%
Unallocated corporate expenses	(58,967)	(64,043)	5,076	-7.9%

Total (a)	$247,811	$193,535	$54,276	28.0%

By Channel:
Wholesale	$248,162	$207,959	$40,203	19.3%
Retail	58,616	49,619	8,997	18.1%
Unallocated corporate expenses	(58,967)	(64,043)	5,076	-7.9%

Total (a)	$247,811	$193,535	$54,276	28.0%

(a)	includes operating income from Calvin Klein businesses of $246.6 million and $208.7 million for Fiscal 2010 and Fiscal 2009, respectively, (an increase of 18.2%).
Operating income for Fiscal 2010 includes an increase of $22.3 million related to the favorable effects of fluctuations in exchange rates of foreign currencies. See Overview, above.
Sportswear Group
Sportswear Group operating income was as follows:

		% of		% of
		Brand Net		Brand Net
	Fiscal 2010 (c)	Revenues	Fiscal 2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$105,848	15.5%	$89,195	13.8%
Chaps	23,817	11.4%	19,180	11.4%

Sportswear wholesale	129,665	14.5%	108,375	13.3%
Sportswear retail	20,519	6.6%	14,800	6.4%

Sportswear Group (a) (b)	$150,184	12.5%	$123,175	11.8%

(a)	includes restructuring charges of $1.8 million for Fiscal 2010 and $3.2 million for Fiscal 2009.

(b)
reflects the reclassification of approximately $1.8 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for Fiscal 2009 in order to conform to the Fiscal 2010 presentation.

(c)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)
Calvin Klein Jeans	$12,534	$12,541
Chaps	8,236	7,248

Sportswear wholesale	20,770	19,789
Sportswear retail	41	440

Sportswear Group	$20,811	$20,229

Sportswear Group operating income increased $27.0 million, or 21.9%, reflecting increases of $16.7 million, $5.7 million and $4.6 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income reflects an $83.4 million increase in gross profit, partially offset by a $56.4 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Mexico and Central and South America due to store openings, increased distribution costs related to increased sales volume and the unfavorable effects of foreign currency fluctuations.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of		% of
		Brand Net		Brand Net
	Fiscal 2010 (c)	Revenues	Fiscal 2009 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$85,870	19.9%	$74,937	20.1%
Core Intimates	17,253	10.5%	11,625	8.1%

Intimate Apparel wholesale	103,123	17.3%	86,562	16.8%
Calvin Klein Underwear retail	35,601	15.0%	32,345	15.7%

Intimate Apparel Group (a) (b)	$138,724	16.6%	$118,907	16.4%

(a)	includes restructuring charges of $3.6 million for Fiscal 2010 and $4.3 million for Fiscal 2009.

(b)
reflects the reclassification of approximately $1.8 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for Fiscal 2009 in order to conform to the Fiscal 2010 presentation.

(c)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)

Calvin Klein Underwear	$9,544	$9,236
Core Intimates	5,904	5,519

Intimate Apparel wholesale	15,448	14,755
Calvin Klein Underwear retail	268	347

Intimate Apparel Group	$15,716	$15,102

Intimate Apparel Group operating income for Fiscal 2010 increased $19.8 million, or 16.7%, reflecting increases of $10.9 million Calvin Klein Underwear wholesale, $3.3 million in Calvin Klein Underwear retail and $5.6 million in Core Intimates. The increase in Intimate Apparel operating income reflects a $66.2 million increase in gross profit, partially offset by a $46.4 million increase in SG&A expenses (including amortization of intangible assets). The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the Calvin Klein X product line of men’s underwear and the launch of the Calvin Klein Envy product line of women’s underwear, an increase related to retail store openings in Europe, Asia, Canada and South America and the unfavorable effect of fluctuations in foreign currency exchange rates.

Swimwear Group
Swimwear Group operating income was as follows:

		% of		% of
		Brand Net		Brand Net
	Fiscal 2010 (d)	Revenues	Fiscal 2009 (d)	Revenues
	(in thousands of dollars)
Speedo	$17,889	8.2%	$16,950	7.9%
Calvin Klein	(2,515)	-10.7%	(3,928)	-20.1%

Swimwear wholesale	15,374	6.4%	13,022	5.5%
Swimwear retail (a)	2,496	15.0%	2,474	14.7%

Swimwear Group (b) (c)	$17,870	6.9%	$15,496	6.2%

(a)	includes $1.3 million and $1.4 million for Fiscal 2010 and Fiscal 2009, respectively, related to Calvin Klein retail swimwear.

(b)
reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2010 which banned the use of these types of suits in competitive swim events.

(c)	includes restructuring charges of $3.6 million for Fiscal 2010 and $3.0 million for Fiscal 2009.

(d)	Includes an allocation of shared services expenses by brand in the following table:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)
Speedo	$9,380	$9,682
Calvin Klein	297	230

Swimwear wholesale	9,677	9,912
Swimwear retail	564	600

Swimwear Group	$10,241	$10,512

Swimwear Group operating income for Fiscal 2010 increased $2.3 million, or 15.3%, reflecting a $0.9 million increase in Speedo wholesale and a $1.4 million increase in Calvin Klein wholesale. Swimwear retail operating income was substantially unchanged. The increase in Swimwear operating income reflects a $6.0 million increase in gross profit, partially offset by a $3.7 million increase in SG&A expenses (including amortization of intangible assets).
Other Loss
Other loss of $6.2 million for Fiscal 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements), a loss of $5.1 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, partially offset by a gain of $2.6 million on foreign currency exchange contracts designed as economic hedges (see Note 17 to Notes to Consolidated Financial Statements). Other loss of $1.9 million for Fiscal 2009 primarily reflects $3.9 million of net losses related to foreign currency exchange contracts designed as economic hedges (see Note 17 to Notes to Consolidated Financial Statements), partially offset by net gains of $2.0 million on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency.
Interest Expense
Interest expense decreased $9.4 million to $14.5 million for Fiscal 2010 from $23.9 million for Fiscal 2009. The decrease primarily relates to the redemption of the full outstanding balance of $160.9 million of the Senior Notes by June 15, 2010, which were repaid prior to their date of maturity in June 2013, a decrease in the outstanding balances related to the CKJEA Notes payable and the 2008 Credit Agreements (previously referred to as the New Credit Agreements), partially offset by an increase in the balance of the Italian Note, which was entered into in Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements). In addition, interest expense increased due to the accretion of the liability for the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 2 of Notes to Consolidated Financial Statements).
Interest Income
Interest income increased $1.6 million to $2.8 million for Fiscal 2010 from $1.2 million for Fiscal 2009. The increase in interest income was due primarily to an increase in the average of the Company’s cash balance during Fiscal 2010.

Income Taxes
The effective tax rates for Fiscal 2010 and Fiscal 2009 were 35.7% and 38.0%, respectively. The decrease in the effective tax rate reflects the effect of a reduction in the level of foreign income subject to taxation in the U.S., a shift in earnings from higher to lower taxing jurisdictions, as well as the net effect of certain discrete items. In addition, the tax provision for Fiscal 2010 includes a tax charge of approximately $2.7 million associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction, while the tax provision for Fiscal 2009 includes a non-cash tax charge of approximately $3.6 million recorded in the U.S. associated with the correction of an error in the 2006 income tax provision related to the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. The abovementioned errors were not material to any prior period.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $9.2 million for Fiscal 2010 compared to a loss of $6.2 million for Fiscal 2009, primarily related to the Company’s Ocean Pacific Apparel, Lejaby and Calvin Klein Collection discontinued businesses. See Note 3 of Notes to Consolidated Financial Statements.
Comparison of Fiscal 2009 to Fiscal 2008
Net Revenues
Net revenues by segment were as follows:

			Increase	%
	Fiscal 2009	Fiscal 2008	(Decrease)	Change	% of Total
	(in thousands of dollars)
Sportswear Group	$1,044,892	$1,051,277	$(6,385)	-0.6%	51.7%
Intimate Apparel Group	723,222	751,539	(28,317)	-3.8%	35.8%
Swimwear Group	251,511	260,033	(8,522)	-3.3%	12.5%

Net revenues	$2,019,625	$2,062,849	$(43,224)	-2.1%

Total Calvin Klein products	$1,484,224	$1,499,915	$(15,691)	-1.0%	73.5%

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
The Company’s products are widely distributed through virtually all channels of distribution and geographies. The following tables summarize the Company’s net revenues by channel of distribution, by geography and by wholesale/retail split for Fiscal 2009 and Fiscal 2008:

	Fiscal 2009	Fiscal 2008
United States — wholesale
Department stores and independent retailers	10%	12%
Specialty stores	8%	8%
Chain stores	8%	8%
Mass merchandisers	1%	1%
Membership clubs	7%	7%
Off price and other	10%	8%

Total United States — wholesale	44%	44%
International — wholesale	33%	35%
Retail / other	23%	21%

Net revenues — consolidated	100%	100%

	Net Revenues
			Increase /
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	in thousands of dollars

United States	$916,691	$942,205	$(25,514)	-2.7%
Europe	551,595	576,320	(24,725)	-4.3%
Asia	322,890	319,052	3,838	1.2%
Canada	109,300	115,448	(6,148)	-5.3%
Mexico, Central and South America	119,149	109,824	9,325	8.5%

	$2,019,625	$2,062,849	$(43,224)	-2.1%

	Net Revenues
			Increase /
	Fiscal 2009	Fiscal 2008	(Decrease)	% Change
	in thousands of dollars

Wholesale	$1,564,452	$1,638,560	$(74,108)	-4.5%
Retail	455,173	424,289	30,884	7.3%

Total	$2,019,625	$2,062,849	$(43,224)	-2.1%

Sportswear Group
Sportswear Group net revenues were as follows:

			Increase	%
	Fiscal 2009	Fiscal 2008	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$645,020	$663,732	$(18,712)	-2.8%
Chaps	168,083	177,288	(9,205)	-5.2%

Sportswear wholesale	813,103	841,020	(27,917)	-3.3%
Sportswear retail	231,789	210,257	21,532	10.2%

Sportswear Group (a), (b)	$1,044,892	$1,051,277	$(6,385)	-0.6%

(a)	Includes net revenues of $104.4 million and $89.3 million related to the Calvin Klein accessories business in Europe and Asia for Fiscal 2009 and Fiscal 2008, respectively.

(b)
In order to conform to the Company’s presentation for Fiscal 2010, approximately $45.9 million and $49.3 million of Calvin Klein underwear net revenues for Fiscal 2009 and Fiscal 2008, respectively, which had previously been included in the Sportswear Group, were reclassified to the Intimate Apparel Group.

Sportswear Group net revenues decreased $6.4 million to $1,044.9 million for Fiscal 2009 from $1,051.3 million for Fiscal 2008, comprised of a decrease of $27.9 million in Sportswear wholesale and an increase of $21.5 million in Sportswear retail. Sportswear Group net revenues include a $48.1 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Sportswear Group net revenues from international operations increased $1.9 million and from domestic operations declined $8.3 million. Sportswear Group net revenues from comparable store sales increased 4.0% for Fiscal 2009.
The decrease in Sportswear wholesale primarily reflects:
Calvin Klein Jeans:
•	a decline in net revenues to department stores and membership clubs in the U.S., Mexico, Canada and Europe, partially offset by:
•	an increase in sales in the U.S. and Europe to the off-price channel;
•
an increase in net revenues in Asia due to increased sales in Korea, primarily due to the sale of off-season merchandise and promotional events and discounts and an increase in the number of distributors in the People’s Republic of China.

Chaps:
•	a decline in the U.S., Mexico and Canada in the department store and membership club channels, partially offset by:
•	an increase in sales in the U.S. to the off-price and chain store channels.
The increase in Sportswear retail primarily reflects:
•	increases in Europe, primarily related to volume increases in comparable outlet stores and the effect of new outlet, full price and concession store openings;
•	an increase in Brazil, due to the addition of sixteen new stores, including the eight stores acquired in the fourth quarter of Fiscal 2009;
•	increases in comparable store sales and new store openings in the People’s Republic of China, Korea and Australia.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

			Increase	%
	Fiscal 2009	Fiscal 2008	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$373,620	$399,853	$(26,233)	-6.6%
Core Intimates	143,006	156,074	(13,068)	-8.4%

Intimate Apparel wholesale	516,626	555,927	(39,301)	-7.1%
Calvin Klein Underwear retail	206,596	195,612	10,984	5.6%

Intimate Apparel Group (a)	$723,222	$751,539	$(28,317)	-3.8%

(a)
Includes approximately $45.9 million and $49.3 million for Fiscal 2009 and Fiscal 2008, respectively, related to certain sales of Calvin Klein underwear, previously included in the Sportswear Group, in order to conform to the presentation for Fiscal 2010.

Intimate Apparel Group net revenues decreased $28.3 million to $723.2 million for Fiscal 2009 from $751.5 million for Fiscal 2008, comprised of a decrease of $39.3 million in Intimate Apparel wholesale and an increase of $11.0 million in Calvin Klein Underwear retail. Intimate Apparel Group net revenues include a $32.0 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Intimate Apparel Group net revenues from international operations declined $15.5 million and from domestic operations declined $12.8 million. Intimate Apparel Group net revenues from comparable store sales increased 2.0% for Fiscal 2009.
The decrease in Intimate Apparel wholesale primarily reflects:
Calvin Klein Underwear:
•	decreases in net revenues in all geographies in the department store channel;
•	a reduction in the off-price channel in the U.S, which the Company attributes to lower excess and obsolete inventory in line with its global initiative to reduce inventory levels, partially offset by:
•	an increase in net revenues in the U.S., Canada and Mexico to membership clubs;

•	an increase in net revenues in Asia related to the expansion of the Company’s distribution network in the People’s Republic of China.

Core Intimates:
•	decreases in net revenues in all geographies in the department store channel, partially offset by:

•	an increase in sales in the U.S. in the off-price channel;
•	a decline in net revenues of Warner’s products, primarily related to the introduction of fewer new styles in 2009 than in 2008 in the chain store channel, partially offset by:
•	an increase in sales of the Olga line, primarily related to strong sales of new styles.
The increase in Calvin Klein retail primarily reflects:
•	the opening of new retail stores and increased net revenues in existing stores in Canada, Hong Kong, the People’s Republic of China, Europe, Mexico, Central and South America, partially offset by:
•	a decrease in the U.S., which reflects a decline in e-commerce sales on the Company’s website and the Soho store.
Swimwear Group
Swimwear Group net revenues were as follows:

			Increase	%
	Fiscal 2009	Fiscal 2008	(Decrease)	Change
	(in thousands of dollars)
Speedo	$215,135	$218,043	$(2,908)	-1.3%
Calvin Klein Swim	19,588	23,570	(3,982)	-16.9%

Swimwear wholesale	234,723	241,613	(6,890)	-2.9%
Swimwear retail (a)	16,788	18,420	(1,632)	-8.9%

Swimwear Group	$251,511	$260,033	$(8,522)	-3.3%

(a)	Includes $7.6 million and $6.9 million for Fiscal 2009 and Fiscal 2008, respectively, related to Calvin Klein retail swimwear.
Swimwear Group net revenues decreased $8.5 million to $251.5 million for Fiscal 2009 from $260.0 million for Fiscal 2008, comprised of a decrease of $6.9 million in Swimwear wholesale and a decrease of $1.6 million in Swimwear retail. Swimwear Group net revenues include a $4.8 million decrease due to the negative effect of fluctuations in foreign currency exchange rates. Swimwear Group net revenues from international operations declined $4.1 million and from domestic operations declined $4.4 million. Swimwear Group net revenues from comparable store sales increased 1.6% for Fiscal 2009.
The decrease in Swimwear wholesale net revenues reflects:
Speedo:
•
a decline in sales in the U.S., reflecting decreased net revenues to specialty and sporting goods stores and discounters, partially offset by increased sales volume to membership clubs and team dealers;

•	a decrease in net revenues in specialty stores in Mexico.
Calvin Klein:
•	a decline in the U.S. and in Europe, due primarily to cancellations of orders related to late deliveries in 2009.
The decrease in Swimwear retail reflects:
•	volume decreases and price decreases at the online Speedo store in the U.S. due to promotional sales, partially offset by:
•	an increase in sales volume of Calvin Klein swimwear at outlet stores in Europe.

Gross Profit
Gross profit was as follows:

		% of		% of
		Segment		Segment
		Net		Net
	Fiscal 2009	Revenues	Fiscal 2008	Revenues
	(in thousands of dollars)
Sportswear Group (a)	$432,714	41.4%	$444,101	42.2%
Intimate Apparel Group (a)	350,457	48.5%	382,392	50.9%
Swimwear Group (b)	81,176	32.3%	94,280	36.3%

Total gross profit (c)	$864,347	42.8%	$920,773	44.6%

(a)
reflects the reclassification of approximately $27.8 million and $34.6 million of gross profit related to certain sales of Calvin Klein underwear, previously reported in the Sportswear Group, to the Intimate Apparel Group for Fiscal 2009 and Fiscal 2008, respectively, in order to conform to the presentation for Fiscal 2010.

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

Gross profit was $864.3 million, or 42.8% of net revenues, for Fiscal 2009 compared to $920.8 million, or 44.6% of net revenues, for Fiscal 2008. The $56.5 million decrease in gross profit was due to decreases in the Sportswear Group ($11.5 million), Intimate Apparel Group ($31.9 million) and the Swimwear Group ($13.1 million). The 180 basis point reduction in gross margin is primarily reflective of an increase in the ratio of customer allowances and discounts to net revenues (which the Company believes is due to an increase in promotional activity in response to recent weakness in the global economy), the write down of inventory in response to FINA’s ruling regarding the LZR Racer and other similar swimsuits, an unfavorable sales mix as the Company experienced an increase in off-price (and other less profitable channels) net revenues as a proportion of total net revenues and the negative effects of fluctuations in foreign currency exchange rates. Gross profit for Fiscal 2009 includes a decrease of $72.4 million due to foreign currency fluctuations. In addition, gross profit for Fiscal 2008 benefitted by an extra week of operations when compared to Fiscal 2009.
Sportswear Group gross profit decreased $11.5 million and gross margin decreased 80 basis points for Fiscal 2009 compared to Fiscal 2008 reflecting an $11.1 million decrease in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix in the wholesale channels in Europe and Asia, and the effect of an extra week of operations during Fiscal 2008, partially offset by increased retail sales worldwide in Fiscal 2009) and a $0.4 million decrease in the domestic business (due primarily to lower net revenues and an unfavorable sales mix, partially offset by lower product costs).
Intimate Apparel Group gross profit decreased $31.9 million and gross margin decreased 240 basis points for Fiscal 2009 compared to Fiscal 2008 reflecting a $30.0 million decline in the international business (primarily related to the negative effect of fluctuations in exchange rates of foreign currencies, an unfavorable sales mix, lower net sales and the effect of an extra week of operations during Fiscal 2008) and a $1.9 million decrease in the domestic business. The decrease in the domestic business primarily reflects decreased net revenues in the Core Intimate and Calvin Klein underwear businesses, an unfavorable sales mix in the Core Intimate business and a restructuring expense increase in those businesses, partially offset by a favorable sales mix and lower freight costs in the Calvin Klein underwear business.
Swimwear Group gross profit decreased $13.1 million and gross margin decreased 400 basis points for Fiscal 2009 compared to Fiscal 2008. The decrease in gross profit and gross margin primarily reflects a $6.2 million decrease in Speedo (primarily related to the inventory write down associated with the LZR Racer and other similar racing swimsuits and declines in net revenues), a $5.7 million decline in Calvin Klein swimwear wholesale gross profit (due primarily to decrease net revenues coupled with an unfavorable sales mix in the U.S., a decrease in net sales in Europe and the unfavorable effect of foreign currency fluctuation in Europe) and a decrease of $1.2 million in Swimwear retail (due primarily to a decline in net revenue in the U.S. SpeedoUSA.com internet site). The decrease in gross margin also reflects the effect of an extra week of operations during Fiscal 2008.

Selling, General and Administrative Expenses
SG&A expenses decreased $99.3 million to $638.9 million (31.6% of net revenues) for Fiscal 2009 compared to $738.2 million (35.8% of net revenues) for Fiscal 2008. The decrease in SG&A expenses primarily reflects the effects of the Company’s cost cutting initiatives (which include, among other things, reductions in its workforce, reductions in discretionary marketing costs, and reductions in professional fees and travel costs), reductions related to the effects of, and losses associated with, fluctuations in foreign currency exchange rates (see below), lower restructuring charges and the effect of an extra week of operations in Fiscal 2008. This was partially offset by an increase of $5.9 million in selling expenses associated with the opening of additional retail stores in Fiscal 2009 The U.S. dollar strengthened during Fiscal 2009 relative to the functional currencies where the Company conducts certain of its operations compared to Fiscal 2008 resulting in a $32.7 million decrease in SG&A. The Company also experienced a $27.2 million reduction in foreign currency exchange losses (primarily associated with U.S. dollar denominated trade liabilities in certain of its foreign subsidiaries) which management believes is attributable to the implementation (during the fourth quarter of 2008) of strategies designed to minimize losses associated with certain exposures the Company has to fluctuations in foreign currency exchange rates. The reduction in restructuring charges (from $35.3 million in Fiscal 2008 to $12.1 million in Fiscal 2009) primarily related to a reduction in the Company’s workforce in response to the downturn in the economy and consolidation of the Company’s European operations, while charges for Fiscal 2008 related primarily to the Collection License Company Charge of $18.5 million, discussed previously, as well as activities to increase productivity and profitability in the Swimwear segment (see Note 4 of Notes to Consolidated Financial Statements).
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
Operating Income
The following table presents operating income by group:

	Fiscal	Fiscal
	2009 (a)	2008 (a)
	(in thousands of dollars)
Sportswear Group	$123,175	$89,362
Intimate Apparel Group	118,907	126,533
Swimwear Group (b)	15,496	11,497
Unallocated corporate expenses (c)	(64,043)	(85,947)

Operating income	$193,535	$141,445

Operating income as a percentage of net revenue	9.6%	6.9%

(a)	Includes approximately $12.1 million and $35.3 million for Fiscal 2009 and Fiscal 2008, respectively, related to restructuring expenses. See Note 4 of Notes to Consolidated Financial Statements.

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

			Increase /	%
	Fiscal 2009	Fiscal 2008	(Decrease)	Change
	(in thousands of dollars)

By Region:
Domestic	$116,913	$92,190	$24,723	26.8%
International	140,665	135,202	5,463	4.0%
Unallocated corporate expenses	(64,043)	(85,947)	21,904	-25.5%

Total	$193,535	$141,445	$52,090	36.8%

By Channel:
Wholesale	$207,959	$181,519	$26,440	14.6%
Retail	49,619	45,873	3,746	8.2%
Unallocated corporate expenses	(64,043)	(85,947)	21,904	-25.5%

Total	$193,535	$141,445	$52,090	36.8%

Total Calvin Klein products	$208,735	$186,773	$21,962	11.8%

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
Sportswear Group
Sportswear Group operating income was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (c)	Revenues	2008 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$89,195	13.8%	$62,020	9.3%
Chaps	19,180	11.4%	17,426	9.8%

Sportswear wholesale	108,375	13.3%	79,446	9.4%
Sportswear retail	14,800	6.4%	9,916	4.7%

Sportswear Group (a) (b)	$123,175	11.8%	$89,362	8.5%

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

(b)
Reflects the reclassification of approximately $1.8 million and $0.4 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for Fiscal 2009 and Fiscal 2008, respectively, in order to conform to the presentation for Fiscal 2010.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2009	Fiscal 2008
Calvin Klein Jeans	$12,541	$12,990
Chaps	7,248	8,465

Sportswear wholesale	19,789	21,455
Sportswear retail	440	369

Sportswear Group	$20,229	$21,824

Sportswear Group operating income increased $33.8 million, or 37.8%, primarily reflecting increases of $27.2 million, $1.8 million and $4.8 million in the Calvin Klein Jeans wholesale, Chaps and Calvin Klein Jeans retail businesses, respectively. The increase in Sportswear operating income primarily reflects an $11.5 million decrease in gross profit and a $45.3 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 4.1 percentage points. The decrease in SG&A expenses primarily reflects a $24.5 million decrease in restructuring charges (see Note 4 of Notes to Consolidated Financial Statements), the effects of foreign currency fluctuations and savings as a result of cost cutting initiatives, partially offset by increases in Europe, Asia and Brazil due to store openings and the benefit of an extra week of operations in 2008.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (c)	Revenues	2008 (c)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$74,937	20.1%	$81,110	20.3%
Core Intimates	11,625	8.1%	14,142	9.1%

Intimate Apparel wholesale	86,562	16.8%	95,252	17.1%
Calvin Klein Underwear retail	32,345	15.7%	31,281	16.0%

Intimate Apparel Group (a) (b)	$118,907	16.4%	$126,533	16.8%

(a)
Includes restructuring charges of $4.3 million for Fiscal 2009, primarily related to the reduction in workforce and $1.3 million for Fiscal 2008, primarily related to contract termination and employee termination costs.

(b)
Reflects the reclassification of approximately $1.8 million and $0.4 million of operating income related to certain sales of Calvin Klein underwear previously reported in the Sportswear Group to the Intimate Apparel Group for Fiscal 2009 and Fiscal 2008, respectively, in order to conform to the presentation for Fiscal 2010.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2009	Fiscal 2008
Calvin Klein Underwear	$9,236	$10,628
Core Intimates	5,519	7,100

Intimate Apparel wholesale	14,755	17,728
Calvin Klein Underwear retail	347	—

Intimate Apparel Group	$15,102	$17,728

Intimate Apparel Group operating income for Fiscal 2009 decreased $7.6 million, or 6.0%, over the prior year reflecting a $6.2 million decrease in Calvin Klein Underwear wholesale, a $1.1 million increase in Calvin Klein Underwear retail and a $2.5 million decrease in Core Intimates. The decrease in Intimate Apparel operating income primarily reflects a $31.9 million decrease in gross profit, partially offset by a $24.3 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 2.0 percentage points. The decrease in SG&A expense primarily reflects the Company’s initiative to reduce costs and the effect of fluctuations in foreign currency exchange rates and the benefit of an extra week in 2008, partially offset by an increase related to retail store openings in Europe and Asia.
Swimwear Group
Swimwear Group operating income (loss) was as follows:

		% of		% of
	Fiscal	Brand Net	Fiscal	Brand Net
	2009 (d)	Revenues	2008 (d)	Revenues
	(in thousands of dollars)
Speedo	$16,950	7.9%	$5,625	2.6%
Calvin Klein Swim	(3,928)	-20.1%	1,196	5.1%

Swimwear wholesale	13,022	5.5%	6,821	2.8%
Swimwear retail (a)	2,474	14.7%	4,676	25.4%

Swimwear Group (b) (c)	$15,496	6.2%	$11,497	4.4%

(a)	Includes $1.4 million and $1.3 million for Fiscal 2009 and Fiscal 2008, respectively, related to Calvin Klein retail swimwear.

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

Swimwear Group operating income for Fiscal 2009 increased $4.0 million, or 34.8%, reflecting an $11.3 million increase in Speedo wholesale, partially offset by a $5.1 million decrease in Calvin Klein wholesale and a decline of $2.2 million in Swimwear retail. Operating income for Fiscal 2009 and Fiscal 2008 includes restructuring expenses of $3.0 million and $3.9 million, respectively, primarily related to the reduction in the Company’s workforce in response to the downturn in the economy as well as the rationalization of the Swimwear Group warehouse and distribution function in California (see Note 4 of Notes to Consolidated Financial Statements). The increase in Swimwear operating income primarily reflects a $13.1 million decrease in gross profit, more than offset by a $17.1 million decrease in SG&A (including amortization of intangible assets) expenses. SG&A expenses as a percentage of net sales decreased 5.7 percentage points. The decrease in SG&A expense primarily relates to the Company’s initiative to reduce costs, marketing expenses related to the Beijing Olympics in 2008 and the benefit of the extra week of operations in Fiscal 2008.
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
Interest Expense
Interest expense decreased $5.6 million to $23.9 million for Fiscal 2009 from $29.5 million for Fiscal 2008. The decrease primarily relates to a decline in interest associated with the Term B Note, which was fully repaid in the third quarter of Fiscal 2008, with the Senior Notes in the U.S., which were partially repaid in the first quarter of Fiscal 2008, to the decrease in the outstanding balance and interest rates related to the CKJEA short term notes payable and the amortization of the premium on the interest rate swaps which were terminated in Fiscal 2009. Those decreases were partially offset by an increase in interest on balances of the 2008 Credit Agreements (previously referred to as the New Credit Agreements), which were entered into in August 2008.
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
Capital Resources and Liquidity
The Company’s principal source of cash is from sales of its merchandise to both wholesale and retail customers. During Fiscal 2010, sales of the Company’s products increased in constant currencies compared to Fiscal 2009. Since more than 50% of those sales arose from the Company’s operations outside the U.S., fluctuations in foreign currencies (see Overview, above) relative to the U.S. Dollar had a significant effect on the Company’s cash inflows, expressed in U.S. Dollars. As a result, the increase in sales in constant currencies was further increased by the favorable effect of fluctuations in foreign currencies, which was reflected in an increase in net revenues of 13.7% during Fiscal 2010 compared to Fiscal 2009 (see Results of Operations — Net Revenues, above).
During the fourth quarter of Fiscal 2010, the Company experienced an increase in costs, including those for raw material, labor and freight, which the Company anticipates will continue in the fiscal year ending 2011. The Company expects to partially mitigate cost increases in 2011 and their effect on gross margins through a combination of sourcing initiatives, price increases, and continuing shifts in its business, favoring international and direct to consumer channels, which carry higher gross margins.
The Company believes that, at January 1, 2011, cash on hand, cash available under the 2008 Credit Agreements (previously referred to as the New Credit Agreements), the CKJEA Notes and other short-term debt (see Note 12 of Notes to Consolidated Financial Statements) and cash to be generated from future operating activities will be sufficient to fund its operations, including contractual obligations (see Note 15 to Notes to Consolidated Financial Statements, above) and capital expenditures (see below) for the next 12 months.
As of January 1, 2011, the Company had working capital (current assets less current liabilities) of $509.2 million. Included in working capital as of January 1, 2011 were (among other items) cash and cash equivalents of $191.2 million and short-term debt of $32.2 million, including, $18.4 million under the CKJEA Notes, $13.4 million under a new short-term loan entered into by one of the Company’s Italian subsidiaries in September 2010 in connection with the Company’s acquisition of the business of one of its distributors in Italy (the “Italian Note”) (see Notes 2 and 12 of Notes to Consolidated Financial Statements) and $0.4 million of other short-term debt.
As of January 1, 2011, under the 2008 Credit Agreement, the Company had no loans and $72.8 million in letters of credit outstanding, leaving approximately $131.1 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and no letters of credit, leaving approximately $22.0 million of availability (see Note 12 of Notes to Consolidated Financial Statements).
The revolving credit facilities under the 2008 Credit Agreements reflect funding commitments by a syndicate of banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that the ability of those banks to make loans during Fiscal 2010 has increased relative to Fiscal 2009. However, the Company continues to monitor the creditworthiness of the syndicated banks.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.1 to 1.0. The Company was in compliance with the covenants of its 2008 Credit Agreements as of January 1, 2011 and January 2, 2010, and of its Senior Notes as of January 2, 2010.
During Fiscal 2010, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including repurchase of Common Stock (see Note 13 of Notes to Consolidated Financial Statements) and redemption of the Senior Notes (see below). During Fiscal 2009, the Company was also able to borrow funds as needed. As of January 1, 2011, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or to raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

On January 5, 2010, the Company redeemed from bondholders $50.0 million aggregate principal amount of the outstanding Senior Notes for a total consideration of $51.5 million and on June 15, 2010, the Company redeemed from bondholders the remaining $110.9 million aggregate principal amount of outstanding Senior Notes for a total consideration of $112.5 million. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S. and borrowings under its 2008 Credit Agreement (see Note 12 of Notes to Consolidated Financial Statements).
The Company’s corporate or family credit ratings and outlooks at January 1, 2011, are summarized below:

Rating	Corporate/Family
Agency	Rating (a)	Outlook

Standard & Poor’s	BBB-	stable

Moody’s	Ba1	stable

(a)
ratings on individual debt instruments can be different from the Company’s corporate or family credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. The Company’s 2008 Credit Agreements are rated Baa2 (an investment-grade rating) by Moody’s.

In August 2010, S&P raised the Company’s corporate credit rating to BBB- (an investment-grade rating) and changed its outlook to “stable”. At the same time, S&P withdrew its BBB rating on the Company’s 2008 Credit Agreements because S&P does not assign ratings on secured credit when a company’s corporate credit rating is investment grade.
The Company’s credit ratings contribute to its ability to access the credit markets. Factors that can affect the Company’s credit ratings include changes in its operating performance, the economic environment, conditions in the apparel industry, the Company’s financial position, and changes in the Company’s business or financial strategy. If a downgrade of the Company’s credit ratings were to occur, it could adversely affect, among other things, the Company’s future borrowing costs and access to capital markets. The current state of the economy creates greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given the Company’s capital structure and its projections for future profitability and cash flow, the Company believes it is well positioned to obtain additional financing, if necessary, to refinance its debt, or, if opportunities present themselves, to make future acquisitions. However, there can be no assurance that such financing, if needed, can be obtained on terms satisfactory to the Company or at such time as a specific need may arise.
During Fiscal 2010, the Company leased approximately 115,000 square feet of new retail store space worldwide, which resulted in capital expenditures of approximately $25.0 million. The Company has targeted an additional 120,000 square feet of new retail space for the fiscal year ending 2011, excluding any amounts from retail stores acquired in business combinations, if any, which the Company expects will result in additional capital expenditures of approximately $33 million. During Fiscal 2010, capital expenditures related to material handling equipment and other leasehold improvements at the Company’s new distribution center in the Netherlands was approximately $12.5 million. The distribution center began operations during May 2010.
During Fiscal 2010, the Company made $4.0 million in cash severance payments to employees for current year job eliminations, including those in connection with consolidation of its European operations. The Company also paid $4.8 million related to other restructuring and exit activities, including contract termination costs. See Note 4 of Notes to Consolidated Financial Statements for additional information on restructuring and other exit activities. In the fiscal year ending 2011, the Company expects to incur between $15 million and $19 million of expenses primarily related to the consolidation and restructuring of certain international operations.
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the consideration also includes three annual contingent payments through March 31, 2012. During Fiscal 2010, the Company made the first such payment, amounting to 6 million Brazilian Real (approximately $3.4 million), based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009. The Company expects to make the second contingent payment of $11.1 million during the first quarter of the fiscal year ending 2011, based upon the operating results of WBR for Fiscal 2010. See Note 2 of Notes to Consolidated Financial Statements.
During Fiscal 2010, the Company acquired the businesses of certain of its distributors of its Calvin Klein Jeans products and Calvin Klein Underwear products in Singapore and the People’s Republic of China for total cash consideration of $8.6 million. In addition, on October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy for cash consideration of approximately $22.4 million. These acquisitions are expected to increase the Company’s operating margins in Europe and Asia. On January 3, 2011, after the close of Fiscal 2010, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of $1.4 million. See Note 2 of Notes to Consolidated Financial Statements.

During Fiscal 2010, the Company completed repurchases under its 2007 Share Repurchase Program by repurchasing the 1,490,131 shares of common stock available for repurchase for a total of $69.0 million (based on an average of $46.31 per share). The Company also repurchased 939,158 shares of common stock under its 2010 Share Repurchase Program (see Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above) for a total of $47.4 million (based on an average of $50.45 per share. During January, 2011, after the close of Fiscal 2010, the Company repurchased 560,842 shares of its common stock under the 2010 Share Repurchase Program for a total of $29.1 million (based on an average of $51.94 per share). In addition, the Company repurchased 76,148 shares of common stock for a total of $3.4 million (based on an average of $44.94 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 13 of Notes to Consolidated Financial Statements and Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above). Repurchased shares are held in treasury pending use for general corporate purposes.
During Fiscal 2010, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany payables denominated in U.S. dollars. During Fiscal 2010 compared to Fiscal 2009, the U.S. Dollar was weaker relative to the foreign currencies noted above, other than the Euro, against which the U.S. Dollar was stronger. The cash flows of those subsidiaries were, therefore, affected by the fluctuations of those foreign currencies relative to the U.S. dollar. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts (see Note 17 of Notes to Consolidated Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At January 1, 2011, the Company’s hedging programs included $79.2 million of future inventory purchases, $21.6 million of future minimum royalty and advertising payments and $51.0 million of intercompany payables and loans denominated in non-functional currencies, primarily the U.S. dollar.
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
The fair value of foreign currency exchange forward contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of these foreign currency exchange contracts is based on exchange-quoted prices which are adjusted by a forward yield curve and, therefore, meets the definition of level 2 in the fair value hierarchy, as defined above.
The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plan. During Fiscal 2010, the Company contributed $5.7 million to the domestic pension plan. Contributions for the fiscal year ending 2011 are expected to be $12.6 million and for the following four years are expected to be in the range of $5.7 million and $9.6 million. Actual later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 7 of Notes to Consolidated Financial Statements for additional information on the Company’s pension plan.

Accounts receivable increased $27.4 million to $318.1 million at January 1, 2011 from $290.7 million at January 2, 2010, due primarily to increased sales volume in December 2010 compared to December 2009. The balance of accounts receivable at January 1, 2011 includes a decrease of $0.6 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real and Mexican peso), at that date compared to January 2, 2010.
Inventories increased $57.1 million to $310.5 million at January 1, 2011 from $253.4 million at January 2, 2010. The inventory increase is consistent with the Company’s growth expectations for the fiscal year ending 2011 and reflects the growth in the Company’s direct to consumer platform from acquired and newly-opened stores, growth in its overall wholesale business, the need for sufficient inventory to provide higher service levels to its customers and certain early purchases intended to partially mitigate the effect of product price increases. The balance of inventories at January 1, 2011 includes a decrease of $2.4 million, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations at that date compared to January 2, 2010.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2010, Fiscal 2009 and Fiscal 2008.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$225,362	$263,881	$153,408
Discontinued operations	(1,205)	1,033	(27,521)
Net cash used in investing activities:
Continuing operations	(72,643)	(52,581)	(44,263)
Discontinued operations	—	—	—
Net cash used in financing activities:
Continuing operations	(283,051)	(40,908)	(120,692)
Discontinued operations	—	—	—
Translation adjustments	2,010	1,702	(5,223)

(Decrease) increase in cash and cash equivalents	$(129,527)	$173,127	$(44,291)

For Fiscal 2010, cash provided by operating activities from continuing operations was $225.4 million compared to $263.9 million in Fiscal 2009 and $153.4 million in Fiscal 2008. The $38.5 million decrease in cash provided from Fiscal 2009 compared to Fiscal 2010 was due to a $64.2 million increase in net income, net of non-cash charges, offset by an increase in outflows related to changes in working capital, as described below. Working capital changes for Fiscal 2010 included cash outflows of $33.1 million related to accounts receivable (due to increased sales in December 2010 compared to December 2009 and the timing of payments), $62.5 million related to inventory (to support the Company’s growth expectations for the fiscal year ending 2011 and for certain early purchases of product) and $22.1 million related to prepaid expenses and other assets (primarily related to prepaid advertising and royalty expenses), partially offset by cash inflows of $55.2 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $20.9 million related to accrued income taxes.
Working capital changes for Fiscal 2009 included cash inflows of $67.5 million related to inventory (due to the Company’s initiative to reduce inventory balances in light of the downturn in the economy), $17.1 million related to accrued income taxes and $9.9 million related to prepaid expenses and other assets ), partially offset by cash outflows of $27.9 million related to accounts receivable (due to increased sales in 2009 and the timing of payments) and $5.1 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory.
The Company experienced a $24.5 million increase in non-cash charges in Fiscal 2010, compared to Fiscal 2009 primarily reflecting increases in foreign exchange losses, depreciation and amortization, compensation expense related to share-based awards and loss on repurchase of the Senior Notes during Fiscal 2010 and loss from discontinued operations, partially offset by decreases in provision for bad debts and inventory write-down (primarily related to the Company’s Swimwear Group).
Cash provided by operating activities increased $110.5 million from Fiscal 2008 to Fiscal 2009, primarily due to a $49.9 million increase in net income, net of non-cash charges, partially offset by an increase in outflows related to changes in working capital. Working capital changes for Fiscal 2008 included cash outflows of $6.5 million related to accounts receivable, $42.4 million related to inventory, $33.8 million related to prepaid expenses and other assets, which were partially offset by cash inflows of $67.2 million related to accounts payable and accrued expenses and $4.9 million related to accrued income taxes (including an accrual during Fiscal 2008 of approximately $14.6 million associated with the repatriation, to the U.S., of the proceeds related to the sale of the Lejaby business, net of adjustments for working capital).

The Company experienced an $11.6 million decrease in non-cash charges in Fiscal 2009 compared to Fiscal 2008 primarily reflecting decreases in foreign exchange losses, provision for trade and other bad debts, inventory write-downs (primarily related to the Company’s Swimwear group), amortization of deferred charges and loss on repurchase of Senior Notes and refinancing of the 2008 Credit Agreements in 2008, partially offset by increases in loss from discontinued operations in 2009 and provision for deferred income tax.
For Fiscal, 2010 net cash used in investing activities from continuing operations was $72.6 million, including $44.4 million attributable to purchases of property, plant and equipment, primarily related to the Company’s new distribution center in the Netherlands and the opening of new retail stores, and $29.9 million related to acquisitions of businesses in Europe and Asia. For Fiscal 2009, cash used in investing activities from continuing operations was $52.6 million, mainly attributable to purchases of property, plant and equipment of $43.4 million, the acquisition of retail stores in Chile and Peru of $2.5 million and acquisitions in Brazil of $7.0 million (see Note 2 to Notes to Consolidated Financial Statements). For Fiscal 2008, cash used in investing activities from continuing operations was $44.3 million, mainly attributable to purchases of property, plant and equipment of $42.3 million and cash used for business acquisitions, net of cash acquired of $2.4 million, mainly related to the acquisition of a business which operates 11 retail stores in the People’s Republic of China and purchase of intangible assets of $26.7 million, mainly related to 2008 CKI Licenses acquired from PVH on January 30, 2008 (see Note 2 of Notes to the Consolidated Financial Statements). Those amounts were partially offset by a net amount of $26.8 million received from the sale of the Lejaby business, which closed on March 10, 2008 (see Note 3 of Notes to the Consolidated Financial Statements).
Net cash used in financing activities for Fiscal 2010 was $283.1 million, which primarily reflects net cash used of $164.0 million related to the repurchase of Senior Notes, $119.8 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program, the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction and a decrease of $13.3 million related to reduced balances of short-term notes payable, partially offset by cash provided of $16.7 million related to the exercise of employee stock options.
Net cash used in financing activities for Fiscal 2009 was $40.9 million, which primarily reflects a decrease of $24.0 million related to short-term notes payable, a decrease of $11.8 million due to repayment of amounts borrowed under the 2008 Credit Agreements, a decrease of $4.0 million related to the dividend paid in connection with the acquisitions in Brazil in Fiscal 2010, a decrease of $5.3 million related to the acquisition of the equity interest in the Brazilian non-controlling interest, which was accounted for as an equity transaction, and a payment of $1.5 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of the minimum employee withholding tax due upon vesting of certain restricted stock awarded by the Company to its employees), partially offset by $4.0 million received from the exercise of employee stock options and an increase of $2.2 million of cash received upon the cancellation of the 2003 and 2004 interest rate swap agreements (see Note 12 to notes to Consolidated Financial Statements).
Net cash used in financing activities in Fiscal 2008 was $120.7 million, which primarily reflects the repayments of the Term B note of $107.3 million (see Note 12 of Notes to Consolidated Financial Statements), repurchase of $46.2 million of Senior Notes, repurchase of treasury stock of $20.5 million (related to the 2007 Share Repurchase Program and surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees) and the payment of deferred financing costs of $3.9 million. Those amounts were partially offset by $12.0 million received under the 2008 Credit Agreements, $28.5 million received from the exercise of employee stock options and $16.6 million related to an increase in short-term notes payable. Net cash used in financing activities in 2007 was $121.7 million, which primarily reflects $61.8 million used for the repayment of the Term B Note and $57.7 million for treasury stock purchases (primarily related to the Company’s stock repurchase programs).
Cash in operating accounts primarily represents cash held in domestic cash collateral accounts, lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Contractual Obligations
The following table summarizes the Company’s contractual commitments as of January 1, 2011:

	Payments Due By Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in thousands)

2008 Credit Agreements (a)	$—	$—	$—	$—	$—	$—	$—
CKJEA and other short term notes payable (b)	32,172	—	—	—	—	—	32,172
Minimum royalties (c)	73,410	69,920	70,124	75,316	77,910	1,806,192	2,172,872
Operating leases (c)	89,098	75,886	60,743	45,887	36,348	92,002	399,964
Interest payments (d)	2,350	2,350	1,567	—	—	—	6,267
Pension plan funding (e)	8,800	6,500	9,600	8,500	5,700	2,000	41,100
Post-retirement plan funding (e)	430	410	390	360	350	1,680	3,620
Employment contracts	5,602	192	352	201	205	24	6,576
Purchase obligations (f)	9,864	—	—	—	—	—	9,864
IT license and maintenance contracts	2,119	1,553	698	600	151	—	5,121
Liabilities for uncertain tax positions	5,195	21,182	4,753	5,080	3,811	6,112	46,133
Other long-term obligations (g)	15,289	13,236	829	161	96	96	29,707

Total	$244,329	$191,229	$149,056	$136,105	$124,571	$1,908,106	$2,753,396

(a)	The 2008 Credit Agreements mature on August 26, 2013. See Note 12 of Notes to Consolidated Financial Statements.

(b)
Includes the CKJEA Notes and the Italian Note. All of the CKJEA Notes were renewed for additional one-year terms during Fiscal 2010. The balance of $13.4 million under the Italian Note at January 1, 2011 will be repaid by the end of the fiscal year ending 2011.

(c)
See Note 15 of Notes to Consolidated Financial Statements. The fiscal year ending 2011 includes $2,506 for operating leases, which represents the maximum amount the Company expects to pay upon early closure of retail stores in Canada. See Note 1 of Notes to Consolidated Financial Statements -Long-Lived Assets.

(d)
Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at January 1, 2011. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.

(e)
Reflects expected minimum contributions to the Company’s U.S. pension plan in accordance with the PPA and to the Company’s post-retirement plan. However, the Company is scheduled to contribute $12,600 in 2011 to prevent certain benefit restrictions .See Capital Resources and Liquidity — Liquidity and Note 7 of Notes to Consolidated Financial Statements.

(f)
Represents contractual commitments for goods or services not received or recorded on the Company’s Consolidated Balance Sheet. Includes, among other items, purchase obligations of approximately $6.0 million, during 2011, pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 4 and Note 15 of Notes to Consolidated Financial Statements.

(g)
Includes contracts with athletes and models and two payments of $11.1 million related to the Brazilian acquisitions in Fiscal 2009, the first of which will be paid by March 31, 2011 and the second of which will be paid by March 31, 2012 (see Note 2 of Notes to Consolidated Financial Statements).

In addition to the above contractual obligations, in the ordinary course of business, the Company has open purchase orders with suppliers of approximately $371.2 million as of January 1, 2011, all of which is payable in the fiscal year ending 2011.
Seasonality
The Company’s Swimwear business is seasonal; approximately 63.5% of the Swimwear Group’s net revenues was generated in the first half of Fiscal 2010. The consolidated operations of the Company are somewhat seasonal. In Fiscal 2010, approximately 48.2% of the Company’s net revenues was generated in the first half of the fiscal year. The working capital requirements of the Swimwear Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements. Sales and earnings from the Company’s other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.
The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2010 and Fiscal 2009.

	For the Three Months Ended				For the Three Months Ended
	April 3,	July 3,	October 2,	January 1,	April 4,	July 4,	October 3,	January 2,
	2010	2010	2010	2011	2009	2009	2009	2010
	(in millions of dollars)
Net revenues	$588.2	$519.3	$596.8	$591.5	$537.8	$455.4	$520.9	$505.5
Operating income	79.5	55.3	67.9	$45.1	64.3	41.0	60.3	$27.9
Cash flow provided by (used in) operating activities	(30.1)	125.1	53.3	75.9	(61.2)	135.3	73.8	117.0

63

Inflation
The Company does not believe that the relatively moderate levels of inflation in the U.S., Canada, Western Europe and Asia have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. However, during the fourth quarter of Fiscal 2010, the Company experienced an increase in costs, including those for raw material, labor and freight, which the Company anticipates will continue in the fiscal year ending 2011. The Company expects to partially mitigate cost increases in 2011 and their effect on gross margins through a combination of sourcing initiatives, price increases, and continuing shifts in its business, favoring international and direct to consumer channels, which carry higher gross margins.
Mexico and Brazil, historically, have been subject to high rates of inflation; however, the effects of inflation on the operation of the Company’s Mexican and Brazilian subsidiaries have been relatively moderate and have not had a material effect on the results of the Company in any of the last three fiscal years.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective during Fiscal 2010 that had or are expected to have a material effect on the Company’s Consolidated Financial Statements.
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
The following factors, among others, including those described in this Annual Report on Form 10-K under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; deterioration in global or regional or other macro–economic conditions that affect the apparel industry, including turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

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
Market Risk
The Company’s pension plan invests in marketable equity and debt securities, mutual funds, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Investments are stated at fair value, except as disclosed below, based upon quoted market prices. Investments in limited partnerships are valued based on estimated fair value by the management of the limited partnerships in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The Company’s pension plan has reduced its investment in limited partnerships from $12.9 million at January 2, 2010 to $9.6 million at January 1, 2011.
During Fiscal 2010, the fair value of the debt and equity securities and other investments held in the pension plan’s investment portfolio increased compared to Fiscal 2009. Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Statement of Operations through pension expense or pension income and in the Company’s Consolidated Balance Sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The total value of the pension plan’s investment portfolio was $127.7 million at January 1, 2011 and $118.3 million at January 2, 2010. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $12.8 million and $11.8 million for Fiscal 2010 and Fiscal 2009, respectively. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first three quarters of Fiscal 2010, estimated pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% decrease/increase in the actual return earned on pension plan assets (a decrease in the return on plan assets from 8% to 7% or an increase in the return on plan assets from 8% to 9%) would result in an increase/decrease of approximately $1.2 million in pension expense (decrease/increase in pension income) for Fiscal 2010. During Fiscal 2010, the return on pension plan assets, net of pension plan expenses, actually increased by approximately 10.5%. However, the Company reduced the discount rate used to determine benefit obligations from 6.1% in Fiscal 2009 to 5.8% in Fiscal 2010, which increased the benefit obligation. As a result, the Company recognized approximately $3.1 million of pension expense in the fourth quarter of Fiscal 2010. Based upon results for Fiscal 2010, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.7 million. See Note 7 of Notes to Consolidated Financial Statements.
Interest Rate Risk
The Company has market risk from exposure to changes in interest rates, at January 1, 2011, on $18.4 million under the CKJEA Notes and $13.4 million under the Italian Note and, at January 2, 2010, on $0.2 million under the 2008 Credit Agreements and $47.7 million under the CKJEA Notes. A hypothetical 10% increase in interest rates for the loans outstanding under the CKJEA Notes, Italian Note and 2008 Credit Agreements would have had a negligible unfavorable effect in Fiscal 2010 and in Fiscal 2009 on the Company’s income from continuing operations before provision for income taxes or cash flows. See Note 12 of Notes to Consolidated Financial Statements.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won, Mexican peso, Brazilian real and Chinese yuan) may adversely affect the Company’s reported earnings and the comparability of period-to-period results of operations. The Company’s foreign exchange risk includes its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian Dollar, Korean Won, Mexican Peso, or British Pound. The foreign currency derivative instruments that the Company uses to partially offset its foreign exchange risk are forward purchase contracts. See Note 17 of Notes to the Consolidated Financial Statements for further details on the derivative instruments and hedged transactions. These exposures have created significant foreign currency fluctuation risk and have had a significant positive impact on the Company’s earnings during Fiscal 2010, compared to Fiscal 2009, due to the weakening of the U.S. dollar against those foreign currencies, except for the Euro, against which the U.S. dollar strengthened. The Company’s European, Asian, Canadian and Mexican and Central and South American operations accounted for approximately 56.1% of the Company’s total net revenues for Fiscal 2010. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $250.6 million for Fiscal 2010. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $25.1 million for Fiscal 2010.
The fair value of foreign currency exchange forward contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
The following table summarizes the effect on earnings for Fiscal 2010 of a hypothetical 10% adverse change in foreign exchange rates on the Company’s foreign currency exchange forward contracts:

				Weighted	Effect of Hypothetical
				Average	10% Adverse Change in Foreign
		Foreign		Contractual	Currency Exchange Rates
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and advertising costs	Euro/USD	21,628	1.2946	(2,234)
Foreign exchange contracts	Purchases of inventory	KRW/USD	18,400	1,175	(1,928)
Foreign exchange contracts	Purchases of inventory	CAD/USD	46,750	1.0300	(4,528)
Foreign exchange contracts	Purchases of inventory	MXN/USD	1,300	13.26	(140)
Foreign exchange contracts	Intercompany purchases of inventory	GBP/Euro	12,791	0.8494	(1,107)
Foreign exchange contracts	Intercompany payables	Euro/USD	51,000	1.3403	(5,088)

					(15,025)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso, GBP = British pound

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.

Item 8.	Financial Statements and Supplementary Data.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, management concluded that, as of January 1, 2011, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of January 1, 2011, and its report thereon is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
New York, New York
We have audited the internal control over financial reporting of The Warnaco Group, Inc. and subsidiaries (the “Company”) as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting on page 66. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2011

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Part III is incorporated by reference from Item 1. Business - Executive Officers of the Registrant and from the Proxy Statement of the Warnaco Group, relating to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2010 year end.

Item 11.	Executive Compensation.
The information required by this Item 11 of Part III is incorporated by reference from the Proxy Statement of the Warnaco Group, relating to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2010 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Part III is incorporated by reference from the Proxy Statement of the Warnaco Group, relating to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2010 year end.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 of Part III is incorporated by reference from the Proxy Statement of the Warnaco Group, relating to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2010 year end.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 of Part III is incorporated by reference from the Proxy Statement of the Warnaco Group, relating to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2010 year end.

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
The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Warnaco Group may be found elsewhere in this Annual Report on Form 10-K and the Warnaco Group’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Website Access to Reports” under Item 1 of Part I.

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
10.1
Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.1 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* #

10.2
Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereof or that becomes a party thereto, in favor of Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.2 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.3
Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.3 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010.* #

10.4
Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (incorporated by reference to Exhibit 10.4 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* #

10.5
U.S. Loan Party Canadian Facility Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of, Bank of America, N.A. as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.5 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.6
Guaranty, dated as of August 26, 2008 by 4278941 Canada Inc., in favor of Bank of America, N.A. as lender (acting through its Canada branch) and as collateral agent, for itself and on behalf of the secured parties (incorporated by reference to Exhibit 10.6 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*

10.7
General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* #

10.8
General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).*

10.9
Securities Pledge Agreement, dated as of August 26, 2008 made by Warnaco of Canada Company to and in favour of Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.9 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.10
Deed of Hypothec, dated as of August 26, 2008, between Warnaco of Canada Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.11
Deed of Hypothec, dated as of August 26, 2008, between 4278941 Canada Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

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

10.17	The Warnaco Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Appendix B to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*

Exhibit No.	Description of Exhibit
10.18	The Warnaco Group, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*
10.19	2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*
10.20	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.22	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.23	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.24	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.25
Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*

10.26
Amended and Restated Employment Agreement, dated as of December 19, 2007, between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 20, 2007).*

10.27
Amended and Restated Letter Agreement, dated as of May 11, 2009, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed May 15, 2009).*

10.28
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.29
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.30
Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.30 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.31
Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.32
Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.32 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.33
Amended and Restated Employment Agreement, dated as of December 31, 2008 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.33 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.34
Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.35
Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.36
License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).* #

10.37
License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.38
Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.39
Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

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

Exhibit No.	Description of Exhibit
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

10.67	Employment Agreement, dated as of December 3, 2008, by and between Warnaco Inc. and Martha J. Olson. †
21.1	Subsidiaries of The Warnaco Group, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2011.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
	Name:	Joseph R. Gromek
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK (Joseph R. Gromek)	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ LAWRENCE R. RUTKOWSKI (Lawrence R. Rutkowski)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ CHARLES R. PERRIN (Charles R. Perrin)	Non-Executive Chairman of the Board of Directors	February 28, 2011

/s/ DAVID A. BELL (David A. Bell)	Director	February 28, 2011

/s/ ROBERT A. BOWMAN (Robert A. Bowman)	Director	February 28, 2011

/s/ RICHARD KARL GOELTZ (Richard Karl Goeltz)	Director	February 28, 2011

/s/ SHEILA A. HOPKINS (Sheila A. Hopkins)	Director	February 28, 2011

/s/ NANCY A. REARDON (Nancy A. Reardon)	Director	February 28, 2011

/s/ DONALD SEELEY (Donald Seeley)	Director	February 28, 2011

/s/ CHERYL NIDO TURPIN (Cheryl Nido Turpin)	Director	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York
We have audited the accompanying Consolidated Balance Sheets of The Warnaco, Group Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2011

THE WARNACO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	January 1, 2011	January 2, 2010

ASSETS

Current assets:
Cash and cash equivalents	$191,227	$320,754
Accounts receivable, less reserves of $95,639 and $89,982 as of January 1, 2011 and January 2, 2010, respectively	318,123	290,737
Inventories	310,504	253,362
Assets of discontinued operations	125	2,172
Prepaid expenses and other current assets	100,389	84,227
Deferred income taxes	58,270	51,605

Total current assets	978,638	1,002,857

Property, plant and equipment, net	129,252	120,491
Other assets:
Licenses, trademarks and other intangible assets, net	373,276	376,831
Deferred financing costs, net	2,540	6,063
Deferred income taxes	11,769	12,957
Other assets	42,519	29,874
Goodwill	115,278	110,721

Total assets	$1,653,272	$1,659,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$32,172	$97,873
Accounts payable	152,714	127,636
Accrued liabilities	227,561	184,438
Liabilities of discontinued operations	18,800	8,018
Accrued income taxes payable	37,957	24,577
Deferred income taxes	262	146

Total current liabilities	469,466	442,688

Long-term debt	—	112,835
Deferred income taxes	74,233	65,219
Other long-term liabilities	136,967	122,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 51,712,674 and 50,617,795 issued as of January 1, 2011 and January 2, 2010, respectively	517	506
Additional paid-in capital	674,508	633,378
Accumulated other comprehensive income	43,048	46,473
Retained earnings	501,394	362,813
Treasury stock, at cost 7,445,166 and 4,939,729 shares as of January 1, 2011 and January 2, 2010, respectively	(246,861)	(127,060)

Total stockholders’ equity	972,606	916,110

Total liabilities and stockholders’ equity	$1,653,272	$1,659,794

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Net revenues	$2,295,751	$2,019,625	$2,062,849
Cost of goods sold	1,275,788	1,155,278	1,142,076

Gross profit	1,019,963	864,347	920,773
Selling, general and administrative expenses	758,053	638,907	738,238
Amortization of intangible assets	11,549	11,032	9,446
Pension expense	2,550	20,873	31,644

Operating income	247,811	193,535	141,445
Other loss	6,238	1,889	1,926
Interest expense	14,483	23,897	29,519
Interest income	(2,815)	(1,248)	(3,120)

Income from continuing operations before provision for income taxes and noncontrolling interest	229,905	168,997	113,120
Provision for income taxes	82,107	64,272	60,727

Income from continuing operations before noncontrolling interest	147,798	104,725	52,393
Loss from discontinued operations, net of taxes	(9,217)	(6,227)	(3,792)

Net income	138,581	98,498	48,601
Less: Net income attributable to the noncontrolling interest	—	(2,500)	(1,347)

Net income attributable to Warnaco Group, Inc.	$138,581	$95,998	$47,254

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$147,798	$102,225	$51,046
Discontinued operations, net of tax	(9,217)	(6,227)	(3,792)

Net income	$138,581	$95,998	$47,254

Basic income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$3.26	$2.22	$1.11
Loss from discontinued operations	(0.20)	(0.13)	(0.08)

Net income	$3.06	$2.09	$1.03

Diluted income per common share attributable to Warnaco Group, Inc. common shareholders (see Note 17):
Income from continuing operations	$3.19	$2.19	$1.08
Loss from discontinued operations	(0.20)	(0.14)	(0.08)

Net income	$2.99	$2.05	$1.00

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	44,701,643	45,433,874	45,351,336

Diluted	45,755,935	46,196,397	46,595,038

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Warnaco Group, Inc.
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Interest	Income (Loss)	Total
Balance at December 29, 2007	$482	$587,099	$69,583	$220,762	$(105,030)	$—	$—	$772,896
Comprehensive (loss):
Net income				47,254		1,347	48,601	48,601
Other comprehensive income, net of tax
Foreign currency translation adjustments			(57,412)			(240)	(57,652)	(57,652)
Change in post retirement plans			764				764	764
Change on cash flow hedges			(328)				(328)	(328)
Other			234				234	234

Other comprehensive (loss)						(240)	(56,982)	(56,982)

Comprehensive (loss)						1,107	$(8,381)	(8,381)

Effect of consolidation of noncontrolling interest						(53)		(53)
Stock issued in connection with stock compensation plans	19	28,477						28,496
Compensation expense in connection with employee stock compensation plans		15,496						15,496
Other		819						819
Purchase of treasury stock related to stock compensation plans					(4,667)			(4,667)
Repurchases of common stock					(15,865)			(15,865)

Balance at January 3, 2009	501	631,891	12,841	268,016	(125,562)	1,054		788,741
Comprehensive income:
Net income				95,998		2,500	98,498	98,498
Other comprehensive income, net of tax
Foreign currency translation adjustments			35,360			213	35,573	35,573
Change in post retirement plans			(1,029)				(1,029)	(1,029)
Change on cash flow hedges			(699)				(699)	(699)
Other			—			16	16	16

Other comprehensive income						229	33,861	33,861

Comprehensive income						2,729	$132,359	132,359

Correction of adjustment to initially adopt accounting for uncertain tax positions				(1,201)				(1,201)
Purchase of 49% of non-controlling interest		(17,645)				235		(17,410)
Dividend paid to non-controlling interest						(4,018)		(4,018)
Stock issued in connection with stock compensation plans	5	4,679						4,684
Compensation expense in connection with employee stock compensation plans		14,453						14,453
Purchase of treasury stock related to stock compensation plans					(1,498)			(1,498)

Balance at January 2, 2010	506	633,378	46,473	362,813	(127,060)	—		916,110
Comprehensive income:
Net income				138,581		—	138,581	138,581
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(2,576)			—	(2,576)	(2,576)
Change in post retirement plans			(41)			—	(41)	(41)
Change in cash flow hedges			(820)			—	(820)	(820)
Other			12			—	12	12

Other comprehensive loss						—	(3,425)	(3,425)

Comprehensive income						—	$135,156	135,156

Tax benefit related to exercise of equity awards		1,069						1,069
Stock issued in connection with stock compensation plans	11	17,475						17,486
Compensation expense in connection with employee stock compensation plans		22,586						22,586
Purchase of treasury stock related to stock compensation plans					(3,415)			(3,415)
Repurchases of common stock					(116,386)			(116,386)

Balance at January 1, 2011	$517	$674,508	$43,048	$501,394	$(246,861)	$—		$972,606

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash flows from operating activities:
Net income	$138,581	$98,498	$48,601
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange loss (gain)	410	(5,477)	1,024
Loss from discontinued operations	9,217	6,227	3,792
Depreciation and amortization	55,365	46,843	46,154
Stock compensation	22,586	14,453	15,189
Amortization of deferred financing costs	1,192	1,683	2,636
Provision for trade and other bad debts	2,845	4,775	6,028
Inventory writedown	11,512	18,623	23,870
Loss on repurchase of Senior Notes	3,747	—	5,329
Provision for deferred income tax	23,190	17,477	12,093
Other	(1,642)	(675)	(552)
Changes in operating assets and liabilities:
Accounts receivable	(33,122)	(27,947)	(6,545)
Inventories	(62,536)	67,470	(42,400)
Prepaid expenses and other assets	(22,052)	9,906	(33,837)
Accounts payable, accrued expenses and other liabilities	55,145	(5,090)	67,151
Accrued income taxes	20,924	17,115	4,875

Net cash provided by operating activities from continuing operations	225,362	263,881	153,408
Net cash provided by (used in) operating activities from discontinued operations	(1,205)	1,033	(27,521)

Net cash provided by operating activities	224,157	264,914	125,887

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	225	373	354
Purchases of property, plant & equipment	(44,357)	(43,443)	(42,314)
Business acquisitions, net of cash acquired	(29,942)	(9,511)	(2,356)
Disposal of businesses	1,431	—	26,780
Purchase of intangible asset	—	—	(26,727)

Net cash (used in) investing activities from continuing operations	(72,643)	(52,581)	(44,263)
Net cash (used in) investing activities from discontinued operations	—	—	—

Net cash (used in) investing activities	(72,643)	(52,581)	(44,263)

See Notes to Consolidated Financial Statements

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash flows from financing activities:
Payment of deferred financing costs	(70)	(515)	(3,934)
Repurchase of Senior Notes due 2013	(164,011)	—	—
Repayments of Senior Notes due 2013	—	—	(46,185)
Repayments of Term B Note	—	—	(107,300)
Premium on cancellation of interest rate swaps	—	2,218	—
Change in short-term notes payable	(13,340)	(23,985)	16,593
Change in revolving credit loans	(189)	(11,805)	12,000
Proceeds from the exercise of employee stock options	16,733	4,034	28,496
Purchase of treasury stock	(119,801)	(1,498)	(20,532)
Payment of dividend to non-controlling interest	—	(4,018)	—
Cost to purchase non-controlling interest in an equity transaction	—	(5,339)	—
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(3,442)	—	—
Tax benefit related to exercise of equity awards	1,069	—	—
Other	—	—	170

Net cash (used in) financing activities from continuing operations	(283,051)	(40,908)	(120,692)
Net cash (used in) financing activities from discontinued operations	—	—	—

Net cash (used in) financing activities	(283,051)	(40,908)	(120,692)

Effect of foreign exchange rate changes on cash and cash equivalents	2,010	1,702	(5,223)

(Decrease) increase in cash and cash equivalents	(129,527)	173,127	(44,291)
Cash and cash equivalents at beginning of period	320,754	147,627	191,918

Cash and cash equivalents at end of period	$191,227	$320,754	$147,627

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
Nature of Operations: The Company designs, sources, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers, off-price stores and the internet. In addition, as of January 1, 2011, the Company operated: (i) 1,360 Calvin Klein retail stores worldwide (consisting of 189 full price free-standing stores, 118 outlet free-standing stores, 1,050 shop-in-shop/concession stores) and (ii) in the U.S., three on-line stores: SpeedoUSA.com, Calvinkleinjeans.com, and CKU.com. As of January 1, 2011, there were also 619 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A. (“WBR”). During the fourth quarter of Fiscal 2009, the Company purchased the remaining 49% of the equity of WBR, increasing its ownership of the equity of WBR to 100% and, accordingly, at January 1, 2011 and January 2, 2010, there were no minority shareholders of WBR (see Note 2 to Notes to Consolidated Financial Statements).
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 3, 2010 to January 1, 2011 (“Fiscal 2010”) and January 4, 2009 to January 2, 2010 (“Fiscal 2009”) each contained fifty-two weeks of operations. The period December 30, 2007 to January 3, 2009 (“Fiscal 2008”) contained fifty-three weeks of operations.
All inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications: Amounts related to certain sales of Calvin Klein underwear in regions managed by the Sportswear Group, previously included in net revenues and operating income of the Sportswear Group, have been reclassified to the Intimate Apparel Group for Fiscal 2009 and Fiscal 2008 to conform to the presentation for Fiscal 2010. See Note 5 of Notes to Consolidated Financial Statements.
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
Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, receivables and derivative financial instruments. The Company invests its excess cash in demand deposits and investments in short-term marketable securities that are classified as cash equivalents. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. The Company holds no collateral for these financial instruments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, no one customer represented more than 10% of net revenues. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company’s top five customers accounted for $490,343 (21.4%), $470,861 (23.3%) and $465,818 (22.6%), respectively, of the Company’s net revenues.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Estimates of accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly.
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
Long-Lived Assets: Intangible assets primarily consist of licenses and trademarks. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years; others have indefinite lives. Long-lived assets (including property, plant and equipment) and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets, net of accumulated depreciation and amortization and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Long-lived assets, including licenses and trademarks, acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values, net of accumulated amortization since the acquisition date. Long-lived assets, including licenses and trademarks, acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized and amortized, where appropriate, through the extension or renewal period of the asset.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
The Company reviews its long-lived assets for possible impairment in the fourth quarter of each fiscal year or when events or circumstances indicate that the carrying value of the assets may not be recoverable. Such events may include (a) a significant adverse change in legal factors or the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit, or a significant part of a reporting unit, will be sold or disposed of; (f) the determination of a lack of recoverability of a significant “asset group” within a reporting unit; (g) reporting a goodwill impairment loss by a subsidiary that is a component of a reporting unit; and (h) a significant decrease in the Company’s stock price.
In evaluating long-lived assets (finite-lived intangible assets and property, plant and equipment) for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, which is determined based on discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.
The Company conducted an annual evaluation of the long-lived assets of its retail stores for impairment during the fourth quarter of Fiscal 2010. The Company determined that the long-lived assets of 10 retail stores were impaired, based on the valuation methods described above. For retail stores that failed step one based on undiscounted cash flows, the fair value of the store assets was determined by using a factor of 14.5%, which is the Company’s weighted average cost of capital, to discount each store’s cash flows over its respective remaining lease term. The fair values thus determined are categorized as level 3 (significant unobservable inputs) within the fair value hierarchy (see Note 16 of Notes to Consolidated Financial Statements for a description of the levels in the fair value hierarchy). The aggregate carrying amount of $2,182 of those retail store assets were written down to their aggregate fair value of $249, resulting in an impairment charge of $1,933, which was recorded in selling, general and administrative expense for Fiscal 2010. The portion of that impairment charge related to stores which management expects to close in 2011 was $1,621, which was recorded as restructuring expense and other exit costs, within selling, general and administrative expense. For Fiscal 2009, the Company recognized an impairment charge of $160, related to the long-lived assets of two stores in Mexico, which were closed early in 2010. There were no impairment charges for long-lived assets of retail stores in Fiscal 2008.
During the fourth quarter of Fiscal 2010, the Company conducted an annual evaluation of its finite-lived intangible assets for impairment. Recoverability of a finite-lived intangible asset is measured in the same manner as for property, plan and equipment, described above. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were recorded related to the Company’s finite-lived intangible assets.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of January 1, 2011, the Company’s reporting units for purposes of applying the goodwill impairment test are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units), Calvin Klein Underwear, Calvin Klein Jeans, Chaps® and Swimwear. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market multiples or appraised values, as appropriate. During the fourth quarter of Fiscal 2010, the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as the weighted average of both an income approach, based on discounted cash flows using the Company’s weighted average cost of capital of 14.5%, and a market approach, using inputs from a group of peer companies. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount).
Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. The estimates and assumptions used in the determination of the fair value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were recorded related to the Company’s indefinite-lived intangible assets.
Property, Plant and Equipment: Property, plant and equipment as of January 1, 2011 and January 2, 2010 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	40 years
Building Improvements (including leasehold improvements)	4–15 years
Machinery and equipment	2–10 years
Furniture and fixtures (including store fixtures)	1–10 years
Computer hardware	3–5 years
Computer software	3–7 years
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
(Currencies in thousands, excluding share and per share amounts)
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
The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poors Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The discount rate that is developed considers the unique characteristics of the Pension Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 5.80% for Fiscal 2010 reasonably reflects current market conditions and the characteristics of the Pension Plan.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and the U.S. Internal Revenue Code of 1986, as amended. The Company’s cash contribution to the Pension Plan for Fiscal 2010 was $5,682 and is expected to be approximately $12,600 in the fiscal year ending 2011. See Note 7 of Notes to Consolidated Financial Statements.
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
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of its own stock price, based upon daily quoted market prices of the Company’s common stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.
•	During Fiscal 2009, the Company had accumulated sufficient historical data regarding stock option exercises and forfeitures to be able to rely on that data for the calculation of expected option life. Accordingly, for options granted during Fiscal 2010 and Fiscal 2009, the Company revised its method of calculating expected option life from the simplified method as described in the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) (which yielded an expected term of six years) to the use of historical data (which yielded an expected life of 4.2 years and 3.72 years for Fiscal 2010 and Fiscal 2009, respectively). Historical data will be used for stock options granted in all future periods. The Company based its Fiscal 2008 estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options in accordance with the simplified method as detailed in SAB 110. A shorter expected term would result in a lower compensation expense.
•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.
Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis (see below for additional factors related to recognition of compensation expense). The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.
Beginning in March 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan (defined below) included 75,750 performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards of the types that had been granted in previous periods. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards granted in March 2010. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of Fiscal 2010 to the end of Fiscal 2012 (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
For all employee stock-based compensation awards issued beginning in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during Fiscal 2010 of approximately $8,100, from Fiscal 2009, primarily related to the Retirement Eligibility feature described above.
Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $126,465, $100,188 and $118,814, respectively. Cooperative advertising expenses for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $27,936, $21,583 and $24,646, respectively.
Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $61,190, $52,260 and $56,393, respectively.
Leases: The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the life of the lease beginning on the date the Company takes possession of the property. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term is used to determine whether a lease is operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within other long-term liabilities. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and classified as other long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense, net.
Derivative Financial Instruments: The Company is exposed to foreign exchange risk primarily related to fluctuations in foreign exchange rates between the U.S. Dollar and the Euro, Canadian Dollar, Korean Won, Mexican Peso, Brazilian real, Chinese Yuan and British Pound. The Company’s foreign exchange risk includes U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables by subsidiaries whose functional currencies are the Euro, Canadian Dollar, Korean Won, Mexican Peso or British Pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts and zero-cost collar option contracts, to offset its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.
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
Gains and losses on economic hedges that are forward contracts are recorded in Other loss (income) in the Consolidated Statements of Operations. Gains and losses on zero cost collars that are used to hedge changes in intercompany loans and payables are included in Other loss (income) or selling, general and administrative expense, respectively, on the Consolidated Statements of Operations.
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
Changes in the fair values of foreign exchange contracts that are designated as cash flow hedges, to the extent that they are effective, are deferred and recorded as a component of other comprehensive income until the underlying transaction being hedged is settled, at which time the deferred gains or losses are recorded in cost of goods sold in the Statements of Operations. The ineffective portion of a cash flow hedge, if any, is recognized in Other loss (income) in the current period. Commissions and fees related to foreign currency exchange contracts, if any, are expensed as incurred. Cash flows from the Company’s derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
Prior to July 2009, the Company also utilized interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12 of Notes to Consolidated Financial Statements. A number of international financial institutions are counterparties to the Company’s outstanding foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
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
Subsequent Events: The Company has evaluated events and transactions occurring after January 1, 2011 for potential recognition or disclosure in the Consolidated Financial Statements. See Note 2 of Notes to Consolidated Financial Statements — Acquisitions, Note 3 of Notes to Consolidated Financial Statements — Dispositions and Discontinued Operations, Note 13 of Notes to Consolidated Financial Statements — Stockholders’ Equity —Share Repurchase Programs and Note 19 of Notes to Consolidated Financial Statements — Legal Matters.
Recent Accounting Pronouncements:
There were no new accounting pronouncements issued or effective during Fiscal 2010 that had or are expected to have a material impact on the Company’s Consolidated Financial Statements.
Note 2—Acquisitions
2011
Acquisition of Business in Asia
On January 3, 2011, after the close of Fiscal 2010, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1,420. The acquisition was accounted for as a business combination and its results will be consolidated into the Company’s operations and financial statements from its acquisition date. The Taiwan acquisition was deemed not to be material for accounting purposes from a financial reporting perspective.
2010
Acquisition of Businesses in Europe and Asia
On October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy, for which total cash consideration was approximately €16,200 ($22,400). On April 29, 2010 and June 1, 2010, the Company acquired the businesses of distributors of its Calvin Klein Jeans and Calvin Klein Underwear products in Singapore and the People’s Republic of China, respectively, for total cash consideration of $8,600. The acquisitions in Italy, Singapore and the People’s Republic of China were accounted for as business combinations and their results were consolidated into the Company’s operations and financial statements from their respective acquisition dates.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The abovementioned acquisitions were deemed not to be material for accounting purposes from a financial disclosure perspective, either individually or in the aggregate.
2009
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of 2009, the Company finalized agreements, effective October 1, 2009, to acquire the remaining 49% of the equity (the “Equity Purchase”) in its Brazilian subsidiary WBR Industria e Comercio de Vestuario S.A. (“WBR”) from the minority shareholders (the “Sellers”). As a result, the Company’s interest in the outstanding equity of WBR increased to 100%. Concurrent with the Equity Purchase, the Company finalized agreements, effective October 1, 2009, to acquire the business of eight retail stores in Brazil that sell Calvin Klein products (including jeans wear and underwear) (the “Asset Purchase”) from the Sellers. The consummation of the Equity Purchase and the Asset Purchase continues the Company’s strategy of expansion of its operations in South America, as part of its strategic goal of international expansion of its direct to consumer business.
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
In addition to the initial cash payment, the Company is required to make three additional payments, each of which is contingent upon the achievement of a threshold of profitability of WBR (including the eight retail stores), within a defined range, for the fourth quarter of Fiscal 2009 and each of fiscal years 2010 and 2011, respectively. The contingent consideration is payable on March 31, 2010, 2011 and 2012. On the date of acquisition, the Company recorded a liability of 35,000 Brazilian Real ($20,000), which amount represented its estimate, at that time, of the present value of the future contingent payments (totaling 40,000 Brazilian Real) it would be required to pay. During Fiscal 2010, the Company increased, by approximately 3,000 Brazilian Real, (approximately $1,700), its estimate of the total of three additional future annual payments, which are contingent on the operating activity of the subsidiary through December 31, 2011, from the initial estimate of 40,000 Brazilian Real to 43,000 Brazilian Real (approximately $24,000). The Company is recognizing the difference between the present value of the future contingent payments and the nominal value of future contingent payments as interest expense in its Consolidated Statements of Operations during the period over which the contingent payments are made. The Company recorded an expense of 2,669 Brazilian Real (approximately $1,500), representing the present value of the increase to its initial estimate of the contingent consideration, as an adjustment to earnings in its Consolidated Statement of Operations (part of selling, general and administrative expenses (“SG&A”)) and an increase to Other long-term liabilities in its Consolidated Balance Sheet in Fiscal 2010. Based upon the operating results achieved by WBR during the fourth quarter of Fiscal 2009, a payment of 6,000 Brazilian Real ($3,500) was paid by March 31, 2010. The Company will make the second contingent payment of 18,500 Brazilian Real (approximately $11,100), based on the operating results of WBR for Fiscal 2010, by March 31, 2011 and expects that the third contingent payment will be 18,500 Brazilian Real (approximately $11,100), based on the anticipated operating results of WBR for the fiscal year ending 2011, which will be paid by March 31, 2012.
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
During Fiscal 2010, the Company completed the accounting for the Equity Purchase and the Asset Purchase, including the acquisition of certain store assets, which had been recorded as intangible assets of $3,592 on the date of acquisition. During Fiscal 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Balance Sheet), which will be amortized as rent expense over the expected term of the respective leases. The Company did not adjust prior period balance sheets to give effect to the change in classification as it considers the adjustment to be immaterial. See Note 10 of Notes to Consolidated Financial Statements for details of intangible assets and goodwill resulting from these acquisitions.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table describes the effect of changes in the Company’s ownership interest in WBR on the Company’s equity:

	Fiscal 2009	Fiscal 2008

Net income attributable to Warnaco Group, Inc.	$95,998	$47,254

Transfer to the noncontrolling interest
Decrease in Warnaco Group Inc.’s paid in capital for purchase of 49% equity interest in WBR (a)	(17,645)	—

Net transfers to noncontrolling interest	(17,645)	—

Change from net income attributable to Warnaco Group, Inc. and transfer to noncontrolling interest	$78,353	$47,254

(a)	includes $451 of transaction costs related to the acquisition of WBR.
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
(Currencies in thousands, excluding share and per share amounts)
Note 3—Dispositions and Discontinued Operations
Calvin Klein Golf and Calvin Klein Collection businesses: During the third quarter of Fiscal 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified as available for sale, its Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the third quarter of Fiscal 2009, the Company wrote off the carrying value of the Golf license of $792. In addition, the Company reclassified, as discontinued operations, net revenues of $155 and expenses of $353 for Fiscal 2009 in connection with the shut down of the Golf business. The Company’s Collection business had operated as a distributor of Calvin Klein Collection merchandise at retail locations in Korea both before and subsequent to the transfer of the Collection License Company to PVH. During Fiscal 2010 and Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $1,754 and $2,305 and expenses of $2,372 and $3,062, respectively, in connection with the shut down of the Collection business. The Collection business was sold to a third party during Fiscal 2010.
Designer Swimwear brands (except for Calvin Klein): During Fiscal 2007, the Company disposed of its OP women’s and junior swimwear, Catalina, Anne Cole and Cole of California businesses. As a result, the OP women’s and junior’s, Catalina, Anne Cole and Cole of California business units have been classified as discontinued operations as of January 1, 2011 and January 2, 2010. The Company had operated the OP women’s and junior swimwear business under a license it was granted in connection with the Company’s sale of its OP business including the associated trademarks and goodwill in 2006. During February 2011, the Company and Doyle & Bossiere Fund I LLC (“Doyle”) reached a settlement agreement and mutual release related to the OP Action (defined below) (see Note 19 of Notes to Consolidated Financial Statements — Legal Matters). As a result, as part of the finalization of its financial statements for Fiscal 2010, the Company recorded a pre-tax charge of $8,000 in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010 (bringing the Company’s total accrual in relation to the OP Action to $15,000 as of January 1, 2011). On February 16, 2011, the Company paid this amount ($15,000) in full and final settlement of the action in accordance with the terms of the settlement agreement and mutual release.
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
Lejaby Sale: On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (''Palmers’’) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. Pursuant to the transition services agreement (“TSA”) with Palmers, the Company operated the Canadian portion of the Lejaby business through December 31, 2008, the term of the TSA. As a result, the Lejaby business (including the Company’s Canadian Lejaby division) has been classified as a discontinued operation for financial reporting purposes. During March 2008, the Company recorded a gain (as part of “Loss from discontinued operations, net of taxes”) of $3,392 related to the sale of Lejaby. In addition, during Fiscal 2008, the Company repatriated, in the form of a dividend to the U.S., the net proceeds received in connection with the Lejaby sale. The repatriation of the proceeds from the Lejaby sale, net of adjustments for working capital, resulted in an income tax charge of approximately $14,587 which was recorded as part of “Provision for income taxes” in the Company’s Consolidated Statements of Operations. During Fiscal 2009, the Company recorded a charge of $3,423 related to the correction of an error in amounts recorded in prior periods relating to the Lejaby sale. See Note 6 of Notes to Consolidated Financial Statements. During January 2011, the Company received notification from Palmers of a French tax liability of the Company’s previously-owned Lejaby business associated with a pre-sale tax period. As a result, as part of the finalization of its financial statements for Fiscal 2010, the Company recorded a pre-tax charge of approximately $3,000 in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010. See also Note 19 of Notes to Consolidated Financial Statements regarding a dispute between the Company and Palmers related to the sale of the Lejaby business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Summarized operating results for the discontinued operations are as follows:

	Fiscal 2010	Fiscal 2009		Fiscal 2008

Net revenues	$1,355	$3,083		$44,780

Loss before income tax provision (benefit)	$(12,814)	$(6,079	)(a)	$(8,636)
Income tax provision (benefit)	(3,597)	148		(4,844)

Loss from discontinued operations	$(9,217)	$(6,227)		$(3,792)

(a)	includes a charge of $3,423 related to the correction of an error in amounts recorded in prior periods. See Note 6 of Notes to Consolidated Financial Statements.
The assets and liabilities of the discontinued operations at January 1, 2011 and January 2, 2010 are presented in the Consolidated Balance Sheets as follows:

	January 1, 2011 (a)	January 2, 2010 (a)

Accounts receivable, net	$18	$366
Inventories	—	1,684
Prepaid expenses and other current assets	107	122

Assets of discontinued operations	$125	$2,172

Accounts payable	$32	$104
Accrued liabilities	18,768	7,902
Other	—	12

Liabilities of discontinued operations	$18,800	$8,018

(a)	Includes assets and liabilities related to the businesses that were discontinued in 2009, 2008 and 2007.
Note 4—Restructuring Expense and Other Exit Costs
During Fiscal 2010, the Company incurred restructuring charges and other exit costs of $9,809, primarily related to (i) costs associated with workforce reductions, including current year job eliminations and the remainder of the Company’s effort, which began in Fiscal 2008, to align its cost structure to match economic conditions ($2,279); (ii) the rationalization and consolidation of the Company’s European operations, which had begun in Fiscal 2007 ($1,757); (iii) impairment charges related to retail stores that will be closed in the fiscal year ending 2011 ($1,621) and (iv) lease contract termination costs in connection with retail store and warehouse closings ($4,120) and (v) other exit costs ($32).
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
During Fiscal 2008, the Company incurred restructuring charges of $35,260, primarily related to (i) the Collection License Company Charge ($18,535); (ii) activities associated with management’s initiatives to increase productivity and profitability in the Swimwear Group ($3,944); (iii) the rationalization and consolidation of the Company’s European operations ($1,621); (iv) a workforce reduction initiative implemented in the fourth quarter of Fiscal 2008 ($1,360) and (v) other costs, including contract termination costs, impairment of fixed assets and legal/other costs associated with various other exit activities ($9,800).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Each of the restructuring activities is described below:
The rationalization and consolidation of the Company’s European operations: During Fiscal 2007, the Company initiated actions to consolidate its European operations. Actions taken to date include the consolidation of warehouse and distribution facilities from several sites in Europe to a single site in the Netherlands, consolidation of certain sales functions across Europe as well as the consolidation of certain administrative and support functions across Europe into one shared service center located in the Netherlands. The charges are primarily associated with employee termination costs (related to 20 employees, 14 employees and 9 employees, in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively) and moving, consulting and professional fees related to this initiative.
Workforce reduction: Following the economic downturn in the fourth quarter of 2008, as a result of the turmoil in world financial markets and the expected decline in the demand for the Company’s products, the Company reduced its workforce in the United States during the fourth quarter of 2008 by 44 employees at a cost of approximately $1,400 in order to align its cost structure to match current economic conditions. A further reduction in force was implemented during the Fiscal 2009 (232 employees in both the Company’s domestic and foreign operations) at a cost of approximately $7,110. During Fiscal 2010, the final charges related to this initiative were made as well as charges related to certain current year job eliminations and an initiative to consolidate certain front and back office operations in Mexico, Central and South America, at a cost of $2,279.
Charges related to store closings: During Fiscal 2010, the Company recorded non-cash impairment charges totaling $1,621 related to retail stores that will be closed in 2011 (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets for a description of the impairment testing of retail stores).
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
As relates to the sale of the Mexican manufacturing facilities, on October 1, 2007, the Company entered into an agreement with a local business partner (the “Local Buyer”) whereby the Company transferred the facilities to the Local Buyer. The Company also entered into a production agreement with the Local Buyer for certain stretch swimwear and other products (at market prices) through June 30, 2011. As of January 1, 2011, total commitments under the production agreement are approximately $6,000 through June 30, 2011.
Restructuring charges have been recorded in the Consolidated Statements of Operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008, as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Cost of goods sold	$300	$1,764	$1,878
Selling, general and administrative expenses	9,509	10,362	33,382

	$9,809	$12,126	$35,260

Cash portion of restructuring items	$8,883	$11,921	$33,471
Non-cash portion of restructuring items	$926	$205	$1,789

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Changes in liabilities related to restructuring are summarized below:

Balance at December 29, 2007	$4,718
Charges for Fiscal 2008	33,471
Cash reductions for Fiscal 2008	(32,777)
Non-cash changes and foreign currency effects	513

Balance at January 3, 2009	5,925
Charges for Fiscal 2009	11,921
Cash reductions for Fiscal 2009	(14,402)
Non-cash changes and foreign currency effects	128

Balance at January 2, 2010	3,572
Charges for Fiscal 2010	8,883
Cash reductions for Fiscal 2010	(8,822)
Non-cash changes and foreign currency effects	(51)

Balance at January 1, 2011 (a)	$3,582

(a)	Includes approximately $1,216 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $2,366 recorded in other long term liabilities which amounts are expected to be settled over the next three years.
Note 5—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s chief operating decision maker reviews the Company’s business. The amounts of net revenues and operating income previously reported for the Sportswear Group for Fiscal 2009 and Fiscal 2008 had included certain sales of Calvin Klein products in the Intimate Apparel Group and the Swimwear Group. Such amounts have been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups to conform to the presentation for Fiscal 2010.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of January 1, 2011, the Sportswear Group operated 599 Calvin Klein retail stores worldwide (consisting of 103 full price free-standing stores, 53 outlet free-standing stores, 442 shop-in-shop/concession stores and, in the U.S., one on-line internet store). As of January 1, 2011, there were also 393 retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Calvin Klein, Warner’s®,Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of January 1, 2011, the Intimate Apparel Group operated: (i) 760 Calvin Klein retail stores worldwide (consisting of 86 full price free-standing stores, 65 outlet free-standing stores, in the U.S., one on-line store and 608 shop-in-shop/concession stores). As of January 1, 2011, there were also 226 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store in the U.S.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Information by business group, excluding discontinued operations, is set forth below:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Group Total	Corporate / Other	Total

Fiscal 2010
Net revenues	$1,204,065	$834,010	$257,676	$2,295,751	$—	$2,295,751
Operating income (loss)	150,184	138,724	17,870	306,778	(58,967)	247,811
Depreciation and amortization	32,647	17,543	2,152	52,342	3,023	55,365
Restructuring expense	1,818	3,596	3,582	8,996	813	9,809
Capital expenditures	33,640	12,789	564	46,993	3,270	50,263

Fiscal 2009
Net revenues (c)	$1,044,892	$723,222	$251,511	$2,019,625	$—	$2,019,625
Operating income (loss) (b) (c)	123,175	118,907	15,496	257,578	(64,043)	193,535
Depreciation and amortization	28,973	12,600	2,200	43,773	3,070	46,843
Restructuring expense	3,242	4,314	3,019	10,575	1,551	12,126
Capital expenditures	15,912	22,112	616	38,640	4,116	42,756

Fiscal 2008
Net revenues (d)	$1,051,277	$751,539	$260,033	$2,062,849	$—	$2,062,849
Operating income (loss) (d)	89,362	126,533	11,497	227,392	(85,947)	141,445
Depreciation and amortization (a)	30,142	11,696	2,441	44,279	1,875	46,154
Restructuring expense	27,820	1,267	3,944	33,031	2,229	35,260
Capital expenditures	13,296	20,192	959	34,447	6,584	41,031

Balance Sheet
Total Assets:
Fiscal 2010	$995,475	$381,371	$154,831	$1,531,677	$121,595	$1,653,272
Fiscal 2009	875,304	390,610	144,198	1,410,112	249,682	1,659,794
Property, Plant and Equipment:
Fiscal 2010	$63,555	$28,522	$3,023	$95,100	$34,152	$129,252
Fiscal 2009	30,909	45,882	3,555	80,346	40,145	120,491

(a)	In connection with its estimate of depreciation expense, the Company recorded an additional depreciation charge of $1,084 during Fiscal 2008, which amount related to the correction of amounts recorded in prior periods. The amount was not material to any prior period.

(b)	Reflects a charge of $3,552 recorded during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of the Federation Internationale de Natation’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(c)	For Fiscal 2009, $46,273 of net revenues related to certain sales of Calvin Klein products in regions managed by the Sportswear Group, which included $45,907 of Intimate Apparel and $366 of Swimwear, have been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups to conform to the presentation for Fiscal 2010. Additionally, operating income of $1,775, which included $1,837 of Intimate Apparel and $(62) of Swimwear, has been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups, respectively.

(d)	For Fiscal 2008, $49,320 of net revenues related to certain sales of Calvin Klein products in regions managed by the Sportswear Group, which included $49,287 of Intimate Apparel and $33 of Swimwear, have been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups to conform to the presentation for Fiscal 2010. Additionally, operating income of $420, which included $401 of Intimate Apparel and $19 of Swimwear, has been reclassified from the Sportswear Group to the Intimate Apparel and Swimwear Groups, respectively.
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Unallocated corporate expenses (a)	$53,470	$36,371	$44,295
Foreign exchange losses (gains)	(1,206)	2,627	6,108
Pension expense	2,867	20,424	31,440
Restructuring expense	813	1,551	2,229
Depreciation and amortization of corporate assets	3,023	3,070	1,875

Corporate/other expenses	$58,967	$64,043	$85,947

(a)	the increase in unallocated corporate expenses for Fiscal 2010 compared to Fiscal 2009 was primarily related to: (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits ($10,100), (ii) an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards ($4,500) (see Note 13 of Notes to Consolidated Financial Statements); (iii) an increase in professional fees ($1,500) and (iv) a charge for franchise taxes of $1,000, related to the correction of amounts recorded in prior periods (the amount was not material to any prior period).
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest for Fiscal 2010, Fiscal 2009 and Fiscal 2008, is as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Operating income by operating groups	$306,778	$257,578	$227,392
Corporate/other expenses	(58,967)	(64,043)	(85,947)

Operating income	247,811	193,535	141,445
Other loss	6,238	1,889	1,926
Interest expense	14,483	23,897	29,519
Interest income	(2,815)	(1,248)	(3,120)

Income from continuing operations before provision for income taxes and noncontrolling interest	$229,905	$168,997	$113,120

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2010%		Fiscal 2009%		Fiscal 2008%

Net revenues:
United States	$1,008,167	44.0%	$916,691	45.4%	$942,205	45.7%
Europe	576,644	25.1%	551,595	27.3%	576,320	27.9%
Asia	391,264	17.0%	322,890	16.0%	319,052	15.5%
Mexico, Central and South America	188,217	8.2%	119,149	5.9%	109,824	5.3%
Canada	131,459	5.7%	109,300	5.4%	115,448	5.6%

	$2,295,751	100.0%	$2,019,625	100.0%	$2,062,849	100.0%

	January 1, 2011		January 2, 2010

Property, plant and equipment, net:
United States	$43,738	33.8%	$49,874	41.4%
Europe	52,339	40.5%	40,635	33.7%
All other	33,175	25.7%	29,982	24.9%

	$129,252	100.0%	$120,491	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 6-Income Taxes
The following presents the domestic and foreign components of income from continuing operations before provision for income taxes and non-controlling interest:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Income from continuing operations before provision for income taxes and non-controlling interest:
Domestic	$70,997	$53,405	$6,675
Foreign	158,908	115,592	106,445

Total	$229,905	$168,997	$113,120

The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2010		Fiscal 2009	Fiscal 2008
Current:
Federal	$393		$2,784	$120
State and local	8,385		13,348	3,163
Foreign	50,139		30,663	45,351

Total current tax provision	58,917		46,795	48,634

Deferred:
Federal	22,680		21,241	26,614 (c)
State and local	2,699		(7,585)	(5,335)
Foreign	(2,583)		(671)	(11,207)
Valuation allowance increase	394		4,492	2,021

Total deferred tax provision	23,190		17,477	12,093

Provision for income taxes	$82,107	(a)	$64,272 (b)	$60,727

(a)	Includes a tax charge of approximately $2,700 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction.

(b)	Includes a charge of approximately $3,600 in order to correct an error in prior period income tax provisions related to the recapture of cancellation of indebtedness income, which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

(c)	Includes, among other items, approximately $14,600 related to the repatriation to the U.S. of net proceeds received in connection with the sale of the Lejaby business.
The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2010		Fiscal 2009	Fiscal 2008
Income from continuing operations before provision for income taxes and non-controlling interest:	$229,905		$168,997	$113,120

Income tax expense computed at U.S. statutory rate	80,467		59,149	39,592
State income taxes, net of federal benefit	8,193	(a)	3,647	(1,438)
Foreign taxes less than the U.S. statutory rate	(8,386)		(10,465)	(3,112)
Foreign income taxed in the US	508		2,428	19,370 (b)
Increase in valuation allowance	394		4,492	2,021
Cancellation of indebtedness recapture	—		3,606	—
Other, net	931		1,415	4,294

Provision for income taxes	$82,107		$64,272	$60,727

(a)	Includes a tax charge of approximately $2,700 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction.

(b)	Includes, among other items, approximately $14,600 related to the repatriation to the U.S. of net proceeds received in connection with the sale of the Lejaby business.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The components of deferred tax assets and liabilities as of January 1, 2011 and January 2, 2010 were as follows:

	January 1, 2011	January 3, 2010
Deferred tax assets:
Inventory	$7,010	$5,014
Pension and post-retirement benefits	11,170	15,343
Advertising credits	—	13,373
Stock-based compensation	13,536	10,402
Reserves and accruals	47,225	41,110
Net operating losses	12,516	15,426
Other	18,672	13,969

	110,129	114,637
Valuation allowance	(18,513)	(17,455)

Subtotal	91,616	97,182

Gross deferred tax liabilities:
Depreciation and amortization	96,072	97,984

Subtotal	96,072	97,984

Deferred tax liability — net	$(4,456)	$(802)

Realization of Deferred Tax Assets
Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all available positive and negative evidence and records a valuation allowance for those deferred tax assets for which management does not anticipate future realization. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income requires significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 1, 2011, the Company determined that it is more likely than not that it will realize a benefit from its domestic, federal and certain state deferred tax assets based on the criteria described above.
Domestically, the valuation allowance was approximately $6,700 and $8,200 as of January 1, 2011 and January 2, 2010, respectively, relating to certain of the Company’s state tax loss carryforwards, state tax credits, and deductible temporary differences. The decrease in the valuation allowance relates primarily to the utilization of tax loss carryforwards during Fiscal 2010 and deductible temporary differences, as well as the expiration of certain U.S. federal foreign tax credit carryforwards. Internationally, the valuation allowance was approximately $11,800 and $9,300 as of January 1, 2011 and January 2, 2010, respectively. The increase in the valuation allowance relates primarily to additional tax loss carryforwards generated during Fiscal 2010 and deductible temporary differences.
Attribute Reduction and Limitations
In connection with the Company’s emergence from bankruptcy on the Effective Date, certain of its domestic subsidiaries realized cancellation of debt (“COD”) income during the period from January 5, 2003 to February 4, 2003. Under U.S. tax law, a company that realized COD income while in bankruptcy is entitled to exclude such income from its U.S. Federal taxable income. A company that excludes COD income is then required to reduce certain tax attributes in an amount equal to the excluded COD income. The tax attributes impacted by these rules included net operating loss carry-forwards, tax credit carry-forwards and tax bases in certain assets.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
There are two alternative interpretations on how the attribute reduction rule should be applied to reduce tax attributes of a U.S. affiliated group of companies. Under one approach, the attribute reduction would be applied on a consolidated return basis and eliminate all of the Company’s U.S. consolidated net operating loss (“NOL”) carryovers generated prior to the fiscal year ended 2004 and reduce certain of its other U.S. tax attributes. Alternatively, the attribute reduction would be applied on a separate company basis and reduce the attributes of each respective entity based on the COD income excluded in that entity. The Company has applied the attribute reduction rules on a separate company basis which resulted in the retention of U.S. net operating loss carryforwards of approximately $231,000 upon the Company’s emergence from bankruptcy on the Effective Date. There can be no assurance that the Company’s position with respect to the separate company attribute reduction approach discussed above will be sustained upon audit by the Internal Revenue Service.
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
(Uncertainty in Income Taxes)
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
At January 1, 2011, the Company had U.S. NOL carryforwards of approximately $121,000 (including approximately $85,000 that is subject to Section 382, as described above) expiring in periods beginning in 2021 through 2027. Included in the $121,000 above, is approximately $77,000 of NOL carryforwards related to stock-based compensation in excess of that recognized for financial reporting purposes, the tax benefit of which will be recorded as a direct addition to paid-in-capital when the utilization results in a reduction of current taxes payable. NOL carryforwards are also subject to the Section 382 limitation in many state jurisdictions. The Company had state and local NOL carryforwards of approximately $168,000 expiring in periods beginning in 2011 through 2030. The Company had foreign NOL carryforwards of approximately $41,000 of which $5,000 expire between the years 2011 and 2020 and $36,000 have an indefinite life.
At January 1, 2011, the Company had alternative minimum tax credit carryforwards of $2,300 which have an indefinite carryforward period. The Company has foreign tax credit carryforwards of $216 which have an indefinite carryforward period. The Company also had state tax credit carryforwards of $2,500 of which $600 expire beginning in 2010 through 2013, $1,600 expires beginning in 2011 through 2027, and $300 have an indefinite life.
Permanent Reinvestment of Foreign Earnings
As of January 1, 2011, the total amount of undistributed earnings of foreign subsidiaries was approximately $406,000. The Company’s intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no domestic deferred income tax provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Accounting for Uncertainty in Income Taxes
At January 1, 2011 the Company had gross tax-effected unrecognized tax benefits of $86,556, all of which if recognized, would impact the effective tax rate.
Tax Years Subject to Examination — The Company and its subsidiaries conduct business globally, and as a result file income tax returns in the United States, including various U.S. state and local jurisdictions, as well as in foreign jurisdictions. The Company’s income tax returns are routinely examined by the U.S. and international tax authorities including key jurisdictions such as Canada, the People’s Republic of China, the Netherlands, Italy, Hong Kong, Korea, Mexico and Brazil. In the U.S. we are no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2000. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 1999. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.
Classification of Interest and Penalties — The Company recognizes penalties and interest accrued on uncertain tax positions in income tax expense. As of January 1, 2011 and January 2, 2010, total accrued interest and penalties were approximately $11,400 and $7,000 respectively and were recorded in both the current and non-current taxes payable. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recognized interest and penalties for uncertain tax positions of approximately $4,400, $2,500 and $3,000, respectively.
Tabular Reconciliation of Unrecognized Tax Benefit — The following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal 2010		Fiscal 2009	Fiscal 2008

Balance as of the beginning of the fiscal year	$88,171		$85,968	$81,705

Increases:

Tax Positions Taken — Current Year	4,711		8,210	9,037
Tax Positions Taken — Prior Year	6,590	(a)	6,495	10,575

Decreases:
Tax Positions Taken — Current Year	—		—	—
Tax Positions Taken — Prior Year	(10,409)	(b)	(10,578)	(13,211)
Settlements During Year	(1,676)		(1,909)	(2,138)
Lapse of Statute of Limitations	(831)		(15)	—

Balance at the end of the fiscal year	$86,556		$88,171	$85,968

(a)	Included in Fiscal 2010 is an adjustment of approximately $3,500 related to uncertain tax positions which were excluded from the tabular rollforward presentation for uncertain tax positions in prior periods. The amounts were appropriately included in the “Other long-term liabilities” line item in the Company’s Consolidated Balance Sheet for all periods presented.

(b)	Included in Fiscal 2010 is an adjustment of approximately $7,000 related to cumulative accrued interest and penalties which were historically included in the tabular rollforward for uncertain tax positions. The amounts were appropriately included the Company’s Consolidated Balance Sheets for all periods presented.
These items described above effect the tabular presentation for uncertain tax position disclosure only. The Company has determined that they are not material to any previously issued financial statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Anticipated Changes within Twelve Months — It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may change within a range of a $4,300 increase to a net decrease of $900. The reasons for such change includes but is not limited to tax positions expected to be taken during fiscal year 2011, the reevaluation of current uncertain tax positions arising from developments, and finalization of tax examinations, or from the closure of statutes.
Note 7—Employee Benefit and Retirement Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). The Company also sponsors defined benefit plans for certain of its United Kingdom and other European employees (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.
The Company is required to recognize the funded status of a benefit plan in its Consolidated Balance Sheets. For each of the pension plans, this is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Postretirement Plans (primarily retiree health care plans), this is equal to the accumulated benefit obligation since these plans are unfunded.
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
The following tables include the Pension Plan for Fiscal 2010 and Fiscal 2009. The Foreign Plans were not considered to be material for any period presented.
A reconciliation of the balance of Pension Plan benefit obligations follows:

	Pension Plans		Postretirement Plans
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
Change in projected benefit obligations:
Benefit obligation at beginning of period	$155,333	$127,617	$4,574	$3,118
Service cost	—	—	86	78
Interest cost	9,241	9,988	258	290
Actuarial loss (a)	8,869	28,733	91	1,441
Benefits paid	(11,547)	(11,005)	(440)	(353)

Benefit obligation at end of period	$161,896	$155,333	$4,569	$4,574

(a)	The Pension Plan’s actuarial loss in Fiscal 2010 is due primarily to the loss related to the change in the discount rate ($5,000) and other actuarial losses ($3,900) during Fiscal 2010. The Pension Plan’s actuarial loss in Fiscal 2009 is due primarily to the loss related to the change in the discount rate ($26,800) and other actuarial losses ($1,900) during Fiscal 2009. The Postretirement Plans’ actuarial loss in Fiscal 2010 is primarily related to the change in the discount rate ($100) and other actuarial gains ($10).The Postretirement Plans’ actuarial loss in Fiscal 2009 is primarily related to the change in the discount rate ($800) and other actuarial losses ($641).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A reconciliation of the change in the fair value of Pension Plan assets is as follows:

	Pension Plans		Postretirement Plans
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
Fair value of plan assets at beginning of period	$118,334	$100,587	$—	$—
Actual return on plan assets	15,225	18,226	—	—
Employer’s contributions	5,682	10,526	440	353
Benefits paid	(11,547)	(11,005)	(440)	(353)

Fair value of plan assets at end of period	$127,694	$118,334	$—	$—

Unfunded status	$(34,202)	$(36,999)	$(4,569)	$(4,574)
Unrecognized net actuarial (gain)	—	—	(61)	(263)

Net amount recognized / Retirement obligations (a)	$(34,202)	$(36,999)	$(4,630)	$(4,837)

(a)	The net amount recognized for the Pension Plan as of January 1, 2011 is included in the Company’s Consolidated Balance Sheets in accrued pension obligations, within Accrued liabilities and Other long-term liabilities.
The components of net periodic cost are as follows:

	Pension Plans			Postretirement Plans
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2010	Fiscal 2009	Fiscal 2008

Service cost	$—	$—	$—	$86	$78	$71
Interest cost	9,241	9,987	9,498	258	290	267
Expected return on plan assets	(9,270)	(7,867)	(10,942)	—	—	—
(Gain) loss on plan assets in excess of expected return	(5,974)	(9,164)	46,111	—	—	—
Net actuarial (gain) loss (a)	8,869	28,733	(13,227)	(166)	(166)	(166)
Amortization of loss	—	—	—	56	2	28

Net cost (b)	$2,866	$21,689	$31,440	$234	$204	$200

(a)	The Pension Plan’s actuarial loss in Fiscal 2010 is due primarily to the loss related to the change in the discount rate ($5,000) and other actuarial losses ($3,900) during Fiscal 2010. The Pension Plan’s actuarial loss in Fiscal 2009 is due primarily to the loss related to the change in the discount rate ($26,800) and other actuarial losses ($1,900) during Fiscal 2009. The Pension Plan’s actuarial gain in Fiscal 2008 is due primarily to the gain related to the change in the discount rate ($16,200), partially offset by other actuarial losses ($3,000) during Fiscal 2008.

(b)	The Pension Plan’s net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of ($316), ($816) and $204 in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as a component of net benefit (income) cost in the fiscal year ending 2011:

	Pension	Postretirement
	Plans	Plans
Initial net asset (obligation)	$—	$—
Prior service cost	—	(166)
Net loss	—	69

Total estimated amortization from Accumulated
Other Comprehensive Income for fiscal 2011	$—	$(97)

The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 16% of overall Pension Plan assets at January 1, 2011. The target allocations for Pension Plan assets are 43% equity securities, 35% fixed income securities and 22% to all other types of investments. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage backed securities, U.S. government bonds and U.S. Treasuries. Other types of investments include investments in limited partnerships that follow several different strategies. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company’s targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Investments in equity and fixed income securities are stated at fair value based upon quoted market prices, if available (see Valuation Techniques, below). The Pension Plan also invests in limited partnerships, the amounts for which have no quoted market price and represent estimated fair value. The Pension Plan’s investments in limited partnerships (approximately $9,631 at January 1, 2011 and $12,925 at January 2, 2010) are valued based on estimated fair value by the management of the limited partnerships as reported to the Trustee in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The Pension Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements.
The Pension Plan classifies its investments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
Level 1, which refers to securities valued using quoted prices from active markets for identical assets;
Level 2, which refers to securities valued using quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data; and
Level 3, which refers to securities valued based on significant unobservable inputs.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Valuation Techniques
Corporate stocks and mutual funds: Securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. If they are traded on the over-the-counter market, their fair value is determined by adjusting observable prices by using models, and the fair value meets the definition of Level 2 in the fair value hierarchy;
Corporate bonds and municipal bonds: The fair value of corporate and municipal bonds is estimated using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer. Corporate and municipal bonds are categorized in Level 1 or Level 2 of the fair value hierarchy depending on the inputs and market activity levels for specific securities;
U.S. government securities: U.S. government securities are normally valued using a model that incorporates market observable data such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government securities are categorized in Level 1 or Level 2 of the fair value hierarchy depending on the inputs and market activity levels for specific securities;
U.S. government agencies: U.S. government agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Agency issued debt securities are generally valued in a manner similar to U.S. government securities. Mortgage pass-throughs include mortgage passthrough certificates, which are generally valued using dealer quotations. Depending on market activity levels and whether quotations or other data are used, these securities are typically categorized in Level 1 or Level 2 of the fair value hierarchy;

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Mortgage-backed securities: The fair value of mortgage-backed securities is estimated based on models that consider the estimated cash flows of each tranche of the entity, establishes a benchmark yield, and develops an estimated tranche specific spread to the benchmark yield based on the unique attributes of the tranche. To the extent the inputs are observable and timely, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as level 3;
Cash equivalents: Cash equivalents are money market funds, which are categorized as Level 1, if the fair value is based on quoted market prices in an active market; and
Limited partnerships: see above.
The fair values of the Company’s Pension Plan assets at January 1, 2011, by asset category, are as follows (see above for a description of the various levels):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$11,882	$11,882
Equity securities:
Capital equipment	13,587	9,856	$3,731
Consumer goods	9,895	9,109	786
Energy	7,637	7,468	169
Finance	7,479	6,841	638
Gold Mines	1,704	1,704
Materials	2,804	2,190	614
Real Estate	9,024	9,024
Services	9,858	9,273	585
Miscellaneous	13,326	13,326
Fixed income securities:
U.S. government bonds	9,922		9,922
Corporate bonds (a)	14,424		14,424
Mortgage-backed securities	9,566		9,566
Other types of investments:
Limited partnerships (b)	9,631			$9,631
Other	479	479

	$131,218	$81,152	$40,435	$9,631

(a)	this category represents investment grade bonds of U.S. issuers from diverse industries.

(b)	this category represents limited partnerships that invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers.
The difference between the fair values of Pension Plan assets of $131,218 and Plan net assets of $127,694 is due to receivables and payables within the Pension Plan’s investment funds.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The fair values of the Company’s Pension Plan assets at January 2, 2010, by asset category, are as follows:

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
The difference between the fair values of Pension Plan assets of $121,061 and Plan net assets of $118,334 is due to receivables and payables within the Pension Plan’s investment funds.
A reconciliation of the balance of fair value measurements for Pension Plan assets using significant unobservable inputs (Level 3) from January 3, 2009 to January 1, 2011, is as follows:

Limited
Partnerships

Beginning balance — January 3, 2009	$14,334
Actual return on Plan assets:
Relating to assets still held at the reporting date	1,579
Relating to assets sold during the period	—
Purchases, sales and settlements	(2,988)
Transfers in and/or out of Level 3	—

Balance — January 2, 2010	12,925
Actual return on Plan assets:
Relating to assets still held at the reporting date	(2,851)
Relating to assets sold during the period	—
Purchases, sales and settlements	(443)
Transfers in and/or out of Level 3	—

Ending balance — January 1, 2011	$9,631

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company made contributions totaling $5,682 during Fiscal 2010, $10,526, during Fiscal 2009 and $8,133 during Fiscal 2008. The Company expects to contribute approximately $12,600 to the Pension Plan in the fiscal year ending 2011. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.
Future benefit payments are expected to be:

	Pension	Postretirement
	Plans	Plans
2011	11,300	430
2012	11,300	410
2013	11,300	390
2014	11,400	360
2015	11,400	350
2016-2020	57,300	1,680
The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Discount rate used for determining projected benefit obligation	5.80%	6.10%	8.00%
Discount rate used for determining net benefit (income) cost	6.10%	8.00%	6.75%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	N/A	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	N/A	N/A
The Company’s discount rate used for determining projected benefit obligation for both the Pension Plan and Postretirement Plans was 5.80% for Fiscal 2010, 6.10% for Fiscal 2009, 8.0% for Fiscal 2008. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated “Aa” or higher by Moody’s Investor Services or Standard & Poors) corporate bond yields and the duration of obligations for participants in the Pension Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company believes that a 2010 discount rate of 5.80% for the Pension Plan properly reflects the characteristics of the Company’s plan, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to Pension Plan assets and reflects the Company’s expectation of the long-term rate of return on the Pension Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.
The Company’s estimated long-term rate of return on Pension Plan assets (used to determine estimated pension expense for interim periods) is based upon the actual net returns realized by the Pension Plan’s assets for the last three years (approximately 8.0% net of Pension Plan expenses) and the return expected to be earned in the future based upon the historical rates of return earned by the S&P 500 Index (65%) and the Barclays Capital Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of Pension Plan assets. The rate of compensation increase is not applicable for the Pension Plan because Pension Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is its fiscal year-end.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The fair value of the Pension Plan’s assets, as noted above, was approximately $127,694 at January 1, 2011, compared to approximately $118,334 at January 2, 2010. The fair value of the Pension Plan’s assets reflects an $11,441 increase from their assumed value of approximately $116,253, net of benefits paid of $11,548, at January 1, 2011, based on an assumed rate of return of 8% per annum. In addition, the Company decreased the discount rate used to determine the benefit obligation from 6.10% in Fiscal 2009 to 5.80% in Fiscal 2010, which increased the benefit obligation. The Company recorded pension expense the fourth quarter of Fiscal 2010 of approximately $3,100 based upon the increase in the benefit obligation, which more than offset the increase in the fair value of the Pension Plan assets. The Company’s pension income/expense is also affected by Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors.
For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	January 1, 2011	January 2, 2010

Health care cost trend rate assumed next year:
Pre-65	7.8%	7.8%
Post-65	7.8%	7.8%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year trend rate reaches the ultimate rate	2027	2027
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost components	$43	$(35)
Effect on health care component of the accumulated post-retirement benefit obligation	$503	$(417)
The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $12.25 (including $4.90 of maximum profit sharing contribution), $12.25 (including $4.90 of maximum profit sharing contribution) and $11.50 (including $4.60 of maximum profit sharing contribution) Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Employees fully vest in the Company contribution once they have attained four years of service. Company contributions to the defined contribution plan, in the aggregate, were $3,869 (including $1,768 of profit sharing contribution for Fiscal 2009 made in Fiscal 2010, $4,121 (including $1,875 of profit sharing contribution for Fiscal 2008 made in Fiscal 2009) and $4,106 (including $1,822 of profit sharing contribution for Fiscal 2007 made in Fiscal 2008), respectively.
On April 25, 2005, the Company adopted a deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a “rabbi” trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of January 1, 2011 and January 2, 2010, the Company had a liability with respect to the Deferred Compensation Plan of $4,220 and $2,838, respectively, for employee contributions and investment activity to date, which is recorded in other long-term liabilities.
On January 31, 2007, the Company adopted a non-employee director’s deferred compensation plan (the “Directors Deferred Compensation Plan”) for the benefit of non-employee directors. The Directors Deferred Compensation Plan allows participating directors to make pre-tax deferrals of their annual retainer and committee meeting fees, whether payable in the form of cash or unrestricted shares of the Company’s common stock. A bookkeeping account is established for each participant and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating non-employee director. As of January 1, 2011 and January 2, 2010, the Company had a liability with respect to the Directors Deferred Compensation Plan of $1,015 and $703, respectively, for director contributions and investment activity to date, which is recorded in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 8—Inventories

	January 1, 2011	January 2, 2010

Finished goods	$310,504	$251,540
Raw materials	—	1,822

	$310,504	$253,362

See Note 17 of Notes to Consolidated Financial Statements for information related to derivative financial instruments used by the Company to mitigate foreign currency risk related to purchases of inventory.
Note 9—Property, Plant and Equipment

	January 1, 2011	January 2, 2010

Land and land improvements	$440	$440
Building, building improvements and leasehold improvements	103,231	89,899
Furniture and fixtures	86,722	70,147
Machinery and equipment	27,490	14,332
Computer hardware and software	117,686	113,305
Construction in progress	4,247	6,339

	$339,816	$294,462
Less: Accumulated depreciation and amortization	(210,564)	(173,971)

Property, plant and equipment, net	$129,252	$120,491

Depreciation and amortization expense related to property, plant and equipment was $43,816, $35,811 and $36,708 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
During Fiscal 2010, the Company recorded an impairment charge of $1,933 related to certain of its retail stores (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets), which amount is included in the depreciation expense for Fiscal 2010 above.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 10—Intangible Assets and Goodwill
The following tables set forth intangible assets at January 1, 2011 and January 2, 2010 and the activity in the intangible asset accounts during Fiscal 2010 and Fiscal 2009:

	January 1, 2011			January 2, 2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$327,394	$54,907	$272,487	$330,389	$46,268	$284,121
Other	34,258	11,297	22,961	20,427	8,387	12,040

	361,652	66,204	295,448	350,816	54,655	296,161

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	56,719	—	56,719
Licenses in perpetuity	23,113	—	23,113	23,951	—	23,951

	77,828	—	77,828	80,670	—	80,670

Intangible Assets	$439,480	$66,204	$373,276	$431,486	$54,655	$376,831

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 3, 2009	$19,366	$8,909	$244,906	$9,475	$282,656
Amortization expense	—	—	(9,374)	(1,658)	(11,032)
Recapture of tax basis (a)	37,353	15,042	33,054	—	85,449
Write off of Calvin Klein Golf license (b)	—	—	(792)	—	(792)
Acquisitions (c)	—	—	846	3,592	4,438
Translation adjustments	—	—	15,481	631	16,112

Balance at January 2, 2010	56,719	23,951	284,121	12,040	376,831
Amortization expense	—	—	(8,639)	(2,910)	(11,549)
Translation adjustments	—	—	(1,147)	(1,189)	(2,336)
Recapture of tax basis (d)	(2,004)	(838)	(1,848)	(420)	(5,110)
Acquisitions (e)	—	—	—	15,096	15,096
Other	—	—	—	344	344

Balance at January 1, 2011	$54,715	$23,113	$272,487	$22,961	$373,276

(a)	Relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003. See Note 6 to Notes to Consolidated Financial Statements.

(b)	Represents amount reclassified to assets of discontinued operations and subsequently written off to Income (loss) from discontinued operations, net of taxes. See Note 3 to Notes to Consolidated Financial Statements.

(c)	Relates to the acquisition of eight retail stores in Brazil during the fourth quarter of Fiscal 2009, including an indefinite lived intangible asset of $3,592 and an intangible asset arising from favorability of acquired leases of $846, with a weighted average amortization period of 2.8 years. See Note 2 to Notes to Consolidated Financial Statements.

(d)	Relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

(e)	During Fiscal 2010, the Company completed the accounting for the acquisition of certain store assets in Brazil (see Note 2 of Notes to Consolidated Financial Statements), which had been recorded as intangible assets of $3,592 on the date of acquisition during the fourth quarter of Fiscal 2009. During Fiscal 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Balance Sheet). In addition, during Fiscal 2010, the Company recorded reacquired rights of $360 related to its acquisition of businesses in the People’s Republic of China and amortized that intangible asset to selling, general and administrative expense during Fiscal 2010. The Company also recorded reacquired rights of $18,328, which is being amortized over an eight year period, in connection with the acquisition of its Italian distributor in Fiscal 2010 (see Note 2 of Notes to Consolidated Financial Statements).
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2011	$11,847
2012	11,669
2013	11,577
2014	10,201
2015	10,179

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2010 and Fiscal 2009:

	Sportswear	Intimate Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at January 3, 2009	$99,118	$376	$642	$100,136
Adjustment:
Translation adjustments	4,889	66	—	4,955
Other (a)	4,626	1,004	—	5,630

Goodwill balance at January 2, 2010	108,633	1,446	642	110,721
Adjustment:
Translation adjustments	(3,182)	57	—	(3,125)
Other (b)	7,565	117	—	7,682

Goodwill balance at January 1, 2011	$113,016	$1,620	$642	$115,278

(a)	Relates to (i) the acquisition of businesses in Chile, and Peru ($698 in Intimate Apparel) and Brazil ($1,083 in Sportswear and $306 in Intimate Apparel), allocated based upon the relative operating income generated from sales of Calvin Klein Jeans and Calvin Klein Underwear by the eight acquired retail stores during the fourth quarter of Fiscal 2009 and (ii) an adjustment of $3,543 related to the recapture of certain reserves in the Company’s CKJEA businesses that were in existence on the date of acquisition of the CKJEA business. None of the goodwill is deductible for income tax purposes. (see Notes 2 and 6 of Notes to Consolidated Financial Statements).

(b)	Relates to the acquisition of businesses in the People’s Republic of China during Fiscal 2010 ($683 in Sportswear Group and $117 in Intimate Apparel Group) and in Italy ($6,882 in the Sportswear Group) (see Note 2 of Notes to Consolidated Financial Statements).
During the fourth quarter of Fiscal 2010, the Company conducted its annual test to determine if the carrying value of its goodwill or intangible assets, consisting primarily of licenses and trademarks for its Calvin Klein products, was impaired. See Note 1 of Notes to Consolidated Financial Statements — Significant Accounting Policies- Long-lived Assets and Goodwill and Other Intangible Assets. The Company did not identify any reporting units that failed or are at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) for any period presented. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were recorded related to the Company’s goodwill or intangible assets.
Note 11—Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of January 1, 2011 and January 2, 2010 are summarized below:

	January 1,	January 2,
	2011	2010

Foreign currency translation adjustments	$45,982	$48,558
Actuarial (losses) related to post retirement medical plans, net of tax of $1,232 and $607 as of January 1, 2011 and January 2, 2010, respectively	(1,099)	(1,058)
Loss on cash flow hedges, net of taxes of $871 and $387 as of January 1, 2011 and January 2, 2010, respectively	(1,847)	(1,027)
Other	12	—

Total accumulated other comprehensive income	$43,048	$46,473

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 12—Debt
Debt was as follows:

	January 1, 2011	January 2, 2010

Short-term debt:
CKJEA notes payable and other	$18,802	$47,684
2008 Credit Agreements	—	189
Italian note	13,370	—
8 7/8% Senior Notes due 2013 (a)	—	50,000

	32,172	97,873

Long-term debt:
8 7/8% Senior Notes due 2013	—	110,890
Debt premium on 2003 and 2004 swaps	—	1,945

	—	112,835

Total Debt	$32,172	$210,708

(a)	reflects the portion of the Senior Notes (defined below) that was redeemed from bondholders on January 5, 2010 (see below).
Financing Agreements
Senior Notes
On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of its outstanding Senior Notes for a total consideration of $51,479 and on June 15, 2010, the Company redeemed from bondholders the remaining $110,890 aggregate principal amount of its outstanding Senior Notes for a total consideration of $112,530. In connection with the redemptions, the Company recognized a loss, in the Other loss (income) line item in the Company’s Consolidated Statement of Operations, of approximately $3,747 for Fiscal 2010, which included $3,119 of premium expense, the write-off of approximately $2,411 of deferred financing costs, partially offset by $1,783 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement (both defined below). The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S and borrowings under its 2008 Credit Agreement (defined below).
On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount at par value of Senior Notes, which notes were set to mature on June 15, 2013 and which bore interest at 8 7/8% per annum payable semi-annually on December 15 and June 15 of each year (the “Senior Notes”). No principal payments prior to the maturity date were required. On June 2, 2006, the Company purchased $5,000 aggregate principal amount of the outstanding $210,000 Senior Notes for total consideration of $5,200 in the open market. During March 2008, the Company purchased $44,110 aggregate principal amount of the outstanding Senior Notes for a total consideration of $46,185 in the open market. In connection with the purchase, the Company recognized a loss of approximately $3,160, which included the write-off of approximately $1,085 of deferred financing costs. The loss on the repurchase was included in the other loss (income) line item in the Company’s Consolidated Statement of Operations for Fiscal 2008.
The Senior Notes were unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes were effectively subordinate in right of payment to existing and future secured debt (including the 2008 Credit Agreements) and to the obligations (including trade accounts payable) of the subsidiaries that were not guarantors of the Senior Notes. The guarantees of each guarantor were effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the 2008 Credit Agreements) to the extent of the value of the assets securing that debt.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements on September 18, 2003 (the “2003 Swap Agreement”) and November 5, 2004 (the “2004 Swap Agreement”) with respect to the Senior Notes for a total notional amount of $75 million. In June 2009, the 2004 Swap Agreement was called by the issuer and the Company received a debt premium of $740. On July 15, 2009, the 2003 Swap Agreement was called by the issuer and the Company received a debt premium of $1,479. Both debt premiums were amortized as reductions to interest expense through June 15, 2013 (the date on which the Senior Notes mature), subject to acceleration for redemption of the Senior Notes. During Fiscal 2009, $273 of the debt premium was amortized. The 2003 Swap Agreement and the 2004 Swap Agreement provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. As a result of the amortization of the debt premiums, the weighted average effective interest rate of the Senior Notes was 8.53% as of January 2, 2010. As of January 1, 2011 and January 2, 2010, the Company had no outstanding interest rate swap agreements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
2008 Credit Agreements (previously referred to as New Credit Agreements)
On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “2008 Credit Agreement”) and Warnaco of Canada Company (“Warnaco Canada”), an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “2008 Canadian Credit Agreement” and, together with the 2008 Credit Agreement, the “2008 Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit (the “Lenders and Issuers”).
The 2008 Credit Agreements replaced the Company’s Amended and Restated Credit Agreement (see below), including the Term B Note. Borrowings under the 2008 Credit Agreements were used to repay the outstanding balance under the Term B Note. In addition, the 2008 Credit Agreements are used to issue standby and commercial letters of credit, to finance ongoing working capital and capital expenditure needs and for other general corporate purposes.
The 2008 Credit Agreement provides for a five-year asset-based revolving credit facility under which up to $270,000 initially will be available. In addition, during the term of the 2008 Credit Agreement, Warnaco may make up to three requests for additional credit commitments in an aggregate amount not to exceed $200,000. The 2008 Canadian Credit Agreement provides for a five-year asset-based revolving credit facility in an aggregate amount up to U.S. $30,000. The 2008 Credit Agreements mature on August 26, 2013.
At January 1, 2011, the 2008 Credit Agreement has interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a Base Rate plus 0.50%, or (ii) 1.80%, based on LIBOR plus 1.50%, in each case, on a per annum basis. The interest rate payable on outstanding borrowings is subject to adjustments based on changes in the Company’s financial leverage ratio. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.71%, based on the BA Rate (defined below) plus 1.50%, in each case, on a per annum basis and subject to adjustments based on changes in the Company’s financial leverage ratio. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.1 to 1.0.
The covenants under the 2008 Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the 2008 Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the 2008 Credit Agreements) for the last four quarters was at least 1.1 to 1.0 and certain other requirements are met.
The 2008 Credit Agreements contain events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change of control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the Company’s business. Upon an event of default, the Lenders and Issuers will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments and declare any then outstanding loans due and payable immediately.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The obligations of Warnaco under the 2008 Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the 2008 Canadian Credit Agreement are guaranteed by the Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the 2008 Credit Agreements and the guarantees thereof, the Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the 2008 Canadian Credit Agreement and the guarantee thereof by a Warnaco Canadian subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the 2008 Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in subsidiaries, as well as liens on intellectual property rights.
On August 26, 2008, the Company used $90,000 of the proceeds from the 2008 Credit Agreements and $16,000 of its existing cash and cash equivalents to repay $106,000 in loans outstanding under the Term B Note of the Amended and Restated Credit Agreement in full (see below). The Amended and Restated Credit Agreement was terminated along with all related guarantees, mortgages, liens and security interests. As of January 1, 2011, the Company had no loans and approximately $72,779 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $131,134 of availability under the 2008 Credit Agreement. As of January 1, 2011, there were no loans and no letters of credit outstanding under the 2008 Canadian Credit Agreement and available credit was approximately $22,015.
In connection with the termination of the Amended and Restated Credit Agreement during Fiscal 2008, the Company wrote-off approximately $2,100 of deferred financing costs, which had been recorded as Other Assets on the Consolidated Balance Sheet. The write-off of deferred financing costs is included in interest expense in the Consolidated Statement of Operations. In addition, approximately $200 of deferred financing costs related to the Amended and Restated Credit Agreement was not written-off and will be amortized over the term of the 2008 Credit Agreements. The Company recorded approximately $4,200 of deferred financing costs in connection with the 2008 Credit Agreements, which will be amortized using the straight-line method through August 26, 2013.
Revolving Credit Facility; Amended and Restated Credit Agreement and Foreign Revolving Credit Facility
On August 26, 2008, the Company terminated the Amended and Restated Credit Agreement, including the Term B Note, which had been entered into in January 2006, in connection with the closing of the 2008 Credit Agreements (see above). In addition, during the third quarter of Fiscal 2008, the Company terminated the Foreign Revolving Credit Facility under which no amounts were outstanding. All guarantees, mortgages, liens and security interests related to both of those agreements were terminated at that time.
Euro-Denominated CKJEA Notes Payable and Other
In connection with the CKJEA Acquisition, the Company assumed certain short-term notes payable (the “CKJEA Notes”) with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The total CKJEA Notes payable was $18,445 at January 1, 2011 and $47,684 at January 2, 2010. The weighted average effective interest rate for the outstanding CKJEA Notes payable was 4.29% as of January 1, 2011 and 2.18% as of January 2, 2010. All of the CKJEA Notes payable are short-term and were renewed during Fiscal 2009 for additional terms of no more than 12 months. At January 1, 2011, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with a total outstanding balance of $357, recorded in Short-term debt in the Company’s Consolidated Balance Sheet, which were secured by an equal amount of WBR’s trade accounts receivable.
On September 30, 2010, one of the Company’s Italian subsidiaries entered into a Euro 10.0 million loan (the “Italian Note”). The Italian Note has a term of 18 months, through March 12, 2012, and bears interest of Euro LIBOR plus 2.75%. Repayments are due monthly beginning in January 2011. At January 1, 2011, the principal balance of the Italian Note was Euro 10.0 million ($13,370), with an annual interest rate of 3.64%. The Company has the intent and ability to repay the Italian Note within one year and, accordingly, has classified the Italian Note as short-term debt.
Debt Covenants
The Company was in compliance with the covenants of its 2008 Credit Agreements as of January 1, 2011 and January 2, 2010, and of its Senior Notes as of January 2, 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 13—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at January 1, 2011 or January 2, 2010.
Share Repurchase Program
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During Fiscal 2010, the Company repurchased 939,158 shares in the open market for a total cost of $47,382 (based on an average of $50.45 per share) under the 2010 Share Repurchase Program, leaving a balance of 4,060,842 shares to be repurchased. During January 2011, after the close of Fiscal 2010, the Company repurchased 560,842 shares of its common stock under the 2010 Share Repurchase Program for $29,133 (based on an average of $51.94 per share). All repurchases of shares under the new program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of the Company’s common stock. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. During Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69,004 (an average cost of $46.31 per share). At January 1, 2011, the Company had cumulatively purchased 3,000,000 shares of common stock in the open market at a total cost of approximately $106,916 (an average cost of $35.64 per share) under the 2007 Share Repurchase Program. During Fiscal 2009, the Company did not purchase any shares. During Fiscal 2008, the Company purchased 943,000 shares of common stock in the open market at a total cost of approximately $15,865 (an average cost of $16.82 per share). During Fiscal 2007, the Company purchased 566,869 shares of common stock in the open market at a total cost of approximately $22,047 (an average cost of $38.89 per share).
Repurchased shares are held in treasury pending use for general corporate purposes.
2005 Stock Incentive Plan
The Warnaco Group, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), as amended, permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. During Fiscal 2009, the 2005 Stock Incentive Plan was amended to increase the aggregate number of shares that may be issued to 7,150,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 2,725,000. Those numbers of shares are subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 7,150,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years. Stock options, that are granted beginning in 2005, vest annually with respect to 1/3 of the award on each anniversary of the grant date provided that the grantee is employed by the Company on such date. Restricted stock awards, that were granted between 2005 and 2008, vest annually with respect to 1/3 of the award on each anniversary of the grant date, and restricted stock awards, that are granted from 2009, vest on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date (see below regarding vesting of equity awards under the Retirement Eligibility feature instituted beginning in Fiscal 2010). At January 1, 2011, under the 2005 Stock Incentive Plan, there were 2,329,854 shares available for future grants, of which 1,115,645 shares were available for future grants of restricted stock awards.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
2003 Stock Incentive Plan
The Compensation Committee of the Company’s Board of Directors is responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and determines, subject to its provisions, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to 1/4 of the award, six months after the grant date and, with respect to an additional 1/4 of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At January 1, 2011, under the 2003 Stock Incentive Plan, there were 80,496 shares available for future grants of either stock options or restricted stock awards.
The fair values of stock options granted in Fiscal 2010, Fiscal 2009 and Fiscal 2008 were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Weighted average risk free rate of return (a)	1.72%	1.84%	3.19%
Dividend yield	—	—	—
Expected volatility of the market price of the Company’s common stock	56.8%	59.3%	36.1%
Expected option life (years)	4.2	3.72	6.0

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.
A summary of stock-based compensation expense is as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Stock-based compensation expense before income taxes:
Stock options	$8,330	$5,721	$5,585
Restricted stock grants	14,256	8,732	9,911

Total (a)	22,586	14,453	15,496

Income tax benefit:
Stock options	2,966	2,048	1,949
Restricted stock grants	4,650	3,126	1,556

Total	7,616	5,174	3,505

Stock-based compensation expense after income taxes:
Stock options	5,364	3,673	3,636
Restricted stock grants	9,606	5,606	8,355

Total	$14,970	$9,279	$11,991

(a)	The primary reason for the increase in stock-based compensation expense for Fiscal 2010, compared to Fiscal 2009, related to the incorporation of a “Retirement Eligibility” feature that was applied to all the equity awards issued in March 2010. For employee stock-based compensation awards issued in March 2010 (and for similar types of future awards), the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the award’s vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
As of January 1, 2011, there was $24,190 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 23 months. The tax benefit realized from exercise of stock options was not material for any period presented. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.
A summary of stock option award activity under the Company’s stock incentive plans as of January 1, 2011 and changes during Fiscal 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Outstanding as of January 2, 2010	2,462,346	$26.79
Granted	442,496	43.42
Exercised	(885,905)	18.89
Forfeited / Expired	(92,680)	37.33

Outstanding as of January 1, 2011	1,926,257	$33.73	7.3	41,107

Options Exercisable as of January 1, 2011	1,000,075	$29.99	6.1	25,078

A summary of the activity for unvested restricted share/unit awards as of January 1, 2011 and changes during Fiscal 2010 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 2, 2010	751,108	$32.78
Granted	347,984	44.40
Vested (a)	(202,941)	34.42
Forfeited	(48,487)	36.74

Unvested as of January 1, 2011	847,664	$36.93

(a)	does not include an additional 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement Eligible employees, for which the requisite service period has been completed on the grant date but the restrictions will not lapse until the end of the three-year vesting period.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company records stock-based compensation expense related to the Performance Awards ratably over the requisite service period based on the greater of the estimated expense calculated under the performance condition or the grant date fair value calculated under the market condition. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Under the performance condition, the estimated expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($2,432) is based upon a Monte Carlo simulation model, which encompasses TSR’s during the Measurement Period, including both the period from the beginning of Fiscal 2010 to March 3, 2010 (the grant date), for which actual TSR’s are calculated, and for the period from the grant date to the end of Fiscal 2012, a total of 2.83 years (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
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
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period included the following assumptions:

Weighted average risk free rate of return	1.25%
Dividend yield	—
Expected volatility — Company (a)	65.0%
Expected volatility — Peer Companies	39.8% – 114.1%
Remaining measurement period	2.83 years

(a)	Company expected volatility is based on a remaining measurement period of 2.83 years.
The Company recorded compensation expense for the Performance Awards during Fiscal 2010 based on the performance condition.
Performance share activity for Fiscal 2010 was as follows:

Weighted
Average
	Performance	Grant Date
	Shares	Fair Value
Unvested as of January 2, 2010	—	$—
Granted	75,750	43.28
Vested (a)	—	—
Forfeited	—	—

Unvested as of January 1, 2011	75,750	$43.28

(a)	does not include 34,300 Performance Awards granted to Retirement Eligible employees, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 are as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Weighted-average grant date fair value of options granted	$20.06	$12.37	$20.21
Intrinsic value of options exercised	31.15	26.77	28.35
Total fair value of restricted shares/units vested	44.87	20.24	37.15
The following represents the reconciliation of the number of shares of common stock and treasury stock issued and outstanding as of January 1, 2011 and January 2, 2010:

	January 1, 2011	January 2, 2010
Common Stock:
Balance at beginning of year	50,617,795	50,122,614
Shares issued upon exercise of stock options	885,905	265,867
Shares issued upon vesting of restricted stock grants	202,941	221,272
Shares issued to directors / other	6,033	8,042

Balance at end of year	51,712,674	50,617,795

Treasury Stock:
Balance at beginning of year	4,939,729	4,865,401
Purchases of Common Stock (a)	2,505,437	74,328

Balance at end of year	7,445,166	4,939,729

(a)	Represents 2,429,289 and zero shares for Fiscal 2010 and Fiscal 2009, respectively, purchased under the Company’s share repurchase programs and 76,148 and 74,328 shares for Fiscal 2010 and Fiscal 2009, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.
For additional disclosures related to stock-based compensation, see Note 1 of the Notes to Consolidated Financial Statements — Stock-Based Compensation.
Note 14—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group, Inc. common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 598,047 shares, 567,917 shares and 592,559 shares for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group, Inc. common shareholders and restricted stock outstanding for each period presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$147,798	$102,225	$51,046
Less: allocation to participating securities	(1,951)	(1,262)	(658)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$145,847	$100,963	$50,388

Loss from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(9,217)	$(6,227)	$(3,792)
Less: allocation to participating securities	122	77	49

Loss from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(9,095)	$(6,150)	$(3,743)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$138,581	$95,998	$47,254
Less: allocation to participating securities	(1,829)	(1,185)	(609)

Net income attributable to Warnaco Group, Inc. common shareholders	$136,752	$94,813	$46,645

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	44,701,643	45,433,874	45,351,336

Income per common share from continuing operations	$3.26	$2.22	$1.11
Loss per common share from discontinued operations	(0.20)	(0.13)	(0.08)

Net income per common share	$3.06	$2.09	$1.03

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	44,701,643	45,433,874	45,351,336
Effect of dilutive securities:
Stock options and restricted stock units	1,054,292	762,523	1,243,702

Weighted average number of shares and share equivalents used in computing income per common share	45,755,935	46,196,397	46,595,038

Income per common share from continuing operations	$3.19	$2.19	$1.08
Loss per common share from discontinued operations	(0.20)	(0.14)	(0.08)

Net income per common share	$2.99	$2.05	$1.00

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	363,750	436,034	441,700

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price for each period presented are anti-dilutive and, therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 15—Lease and Other Commitments
The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2028. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. See Note 1 of Notes to Consolidated Financial Statements — Leases for more information on the Company’s operating leases. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of January 1, 2011:

	Rental payments
Year	Real Estate	Equipment

2011	$78,508	$10,590
2012	67,550	8,336
2013	56,361	4,382
2014	44,053	1,834
2015	36,147	201
2016 and thereafter	92,002	—
Rent expense included in the Consolidated Statements of Operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $89,026, $73,173 and $61,314, respectively.
Contractual obligations for operating leases as of January 1, 2011 include approximately $31,400 related to a 15 year lease contract for a new distribution center in the Netherlands (the “DC”) that was entered into by one of the Company’s Netherlands subsidiaries in Fiscal 2010. In the event of default by the Netherlands subsidiary in making rental payments under the lease, the Warnaco Group has issued a guarantee to the lessor for those payments. The Warnaco Group has also issued guarantees of the indebtedness of other of its subsidiaries from time to time in the ordinary course of business.
Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of January 1, 2011:

Minimum
Year	Royalty (a)

2011	$73,410
2012	69,920
2013	70,124
2014	75,316
2015	77,910
2016 and thereafter	1,806,192

(a)	Includes all minimum royalty obligations. Some of the Company’s license agreements have no expiration date or extend to 2044 or 2046. License agreements with no expiration date are assumed to end in 2044 for purposes of this table. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company’s license agreements also require the Company to pay a specified percentage of net revenue (ranging from 1-6%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).
The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $5,602, $192, $352, $201, $205, and $24 in the fiscal years ending 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements. See Note 4 of Notes to Consolidated Financial Statements.
As of January 1, 2011, the Company had purchase obligations of $11,983, $1,553, $698, $600 and $151 for the fiscal years ending 2011, 2012, 2013, 2014 and 2015, respectively. Amounts due include, among other items, purchase obligations of approximately $6,000 in the fiscal year ending 2011 pursuant to a production agreement with the buyer of the Company’s manufacturing facilities in Mexico. See Note 4 of Notes to Consolidated Financial Statements. In addition, amounts relate to payments for software maintenance fees, software licensing fees and advertising.
At January 1, 2011, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $371,204, all of which is payable in 2011.
As of January 1, 2011, the Company has entered into foreign currency exchange forward contracts to mitigate its foreign exchange risk. See Notes 1 and 17 of Notes to Consolidated Financial Statements for further information on these contracts.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
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
The fair value of goodwill and intangible assets was determined based on the Company’s best estimates of future cash flows (see Note 1 to Consolidated Financial Statements — Long-lived Assets and Goodwill and Other Intangible Assets).
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and January 2, 2010:

	January 1, 2011			January 2, 2010
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$834	$—	$—	$79	$—

Liabilities
Foreign currency exchange contracts	$—	$3,282	$—	$—	$3,400	$—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table represents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of January 1, 2011 and January 2, 2010 (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets for a description of the testing of retail store assets for impairment):

	January 1, 2011					January 2, 2010
					Total					Total
	Fair				Gains	Fair				Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets
Long-lived assets, retail stores	$249	—	—	$249	$(1,933)	—	—	—	—	$(160)

					$(1,933)					$(160)

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
Short-term Debt: The carrying amount of the 2008 Credit Agreements, CKJEA Notes and other short term debt is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.
Senior Notes: The Senior Notes (as defined above) were scheduled to mature on June 15, 2013 and bore interest at 8 7/8% payable semi-annually beginning December 15, 2003. However, at January 1, 2011, all of the Senior Notes had been redeemed from bondholders. At January 2, 2010, the fair value of the total amount of the Senior Notes was based on the redemption price of the portion of the Senior Notes that was redeemed on January 5, 2010, including the related debt premium on the Swap Agreements (see Note 12 of Notes to Consolidated Financial Statements).
Foreign Currency Exchange Forward Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts.
The carrying amounts and fair value of the Company’s financial instruments are as follows:

		January 1, 2011		January 2, 2010
	Balance Sheet	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$318,123	$318,123	$290,737	$290,737
Open foreign currency exchange contracts	Prepaid expenses and other current assets	834	834	79	79

Liabilities:
Accounts payable	Accounts payable	$152,714	$152,714	$127,636	$127,636
Short-term debt	Short-term debt	32,172	32,172	47,873	47,873
Senior Notes, current portion	Short-term debt	—	—	50,000	51,479
Open foreign currency exchange contracts	Accrued liabilities	3,282	3,282	3,400	3,400
Senior Notes (including debt premium on swaps)	Long-term debt	—	—	112,835	116,115
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A number of international financial institutions are counterparties to the Company’s outstanding foreign exchange forward contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.
During Fiscal 2010, the Company’s Mexican subsidiary entered into foreign exchange forward contracts which were designed to satisfy receipt of the first 50% of U.S. dollar denominated inventory over an 18-month period. In addition, during Fiscal 2010 and Fiscal 2009, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period or payment of 100% of the minimum royalty and advertising expenses. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Other Comprehensive Income and recognized in Cost of Goods Sold in the Statement of Operations during the periods in which the underlying transactions occur.
During Fiscal 2010 and Fiscal, 2009, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or SG&A expense in the Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange contracts, including, zero-cost collars, that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over an 18-month period; (ii) 50% of intercompany purchases by a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables.
The following table summarizes the Company’s derivative instruments as of January 1, 2011 and January 2, 2010:

	Asset Derivatives				Liability Derivatives
			Fair Value			Fair Value
		Balance Sheet	January 1,	January 2,	Balance Sheet	January 1,	January 2,
	Type (a)	Location	2011	2010	Location	2011	2010

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	$—	Accrued liabilities	$2,290	$1,119

Total derivatives designated as hedging instruments under FASB ASC 815-20			$—	$—		$2,290	$1,119

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$834	$79	Accrued liabilities	$992	$2,281

Total derivatives not designated as hedging instruments under FASB ASC 815-20			$834	$79		$992	$2,281

Total derivatives			$834	$79		$3,282	$3,400

(a)	CF = cash flow hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table summarizes the effect of the Company’s derivative instruments on the Statement of Operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

									Location of
									Gain (Loss)
					Location of Gain				Recognized in
					(Loss) Reclassified				Income on
		Amount of Gain (Loss) Recognized in			from Accumulated	Amount of Gain (Loss) Reclassified			Derivative	Amount of Gain (Loss) Recognized
Derivatives in FASB ASC 815-20	Nature of Hedged	OCI on Derivatives			OCI into Income	from Accumulated OCI into Income			(Ineffective	in Income on Derivative
Cash Flow Hedging Relationships	Transaction	(Effective Portion)			(Effective Portion)	(Effective Portion)			Portion) (c)	(Ineffective Portion)
		Fiscal	Fiscal	Fiscal		Fiscal	Fiscal	Fiscal		Fiscal	Fiscal	Fiscal
		2010	2009	2008		2010	2009	2008		2010	2009	2008
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$746	$(450)	$330	cost of goods sold	$793	$(314)	$394	other loss/income	$(3)	$(1)	$—
Foreign exchange contracts	Purchases of inventory (b)	(2,517)	(1,868)	(264)	cost of goods sold	(1,260)	(918)	—	other loss/income	(45)	(23)	—

Total		$(1,771)	$(2,318)	$66		$(467)	$(1,232)	$394		$(48)	$(24)	$—

(a)	At January 1, 2011, the amount hedged was $10,378; contracts expire December 2011. At January 2, 2010, the amount hedged was $9,213; contracts expire September 2010. At January 3, 2009, the amount hedged was $8,866; contracts expire September 2009.

(b)	At January 1, 2011, the amount hedged was $66,450; contracts expire March 2012. At January 2, 2010, the amount hedged was $26,760; contracts expire April 2011. At January 3, 2009, the amount hedged was $5,340; contracts expire October 2009.

(c)	No amounts were excluded from effectiveness testing.

									Location of Gain
Derivatives not designated as									(Loss) Recognized
hedging instruments under FASB	Nature of Hedged								in Income on	Amount of Gain (Loss) Recognized in
ASC 815-20	Transaction	Instrument	Amount Hedged			Maturity Date			Derivative	Income on Derivative
			Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal	Fiscal
			2010	2009	2008	2010	2009	2008		2010	2009	2008
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$—	$6,032	$34,373		August 2010	December 2009	other loss/income	$(142)	$(2,865)	$1,711
Foreign exchange contracts (e)	Intercompany purchases of inventory	Forward contracts	12,635	11,395	3,487	April 2012	December 2010	August 2009	other loss/income	(232)	(387)	467
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	11,250	10,000	10,000	January 2012	October 2010	October 2009	other loss/income	185	(505)	63
Foreign exchange contracts	Intercompany payables	Forward contracts	—	12,000	8,400		January 2010	April 2010	other loss/income	—	8	(318)
Foreign exchange contracts	Intercompany loans	Forward contracts	20,000	—	—	November 2011			other loss/income	1,007	—	—
Foreign exchange contracts	Intercompany loans	Zero-cost collars	—	1,500	12,700		June 2010	November 2009	other loss/income	—	258	60
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	26,000	25,000		June 2010	May 2009	other loss/income	1,511	1,420	(1,591)
Foreign exchange contracts	Intercompany payables	Forward contracts	31,000	—	—	November 2011			selling, general and administrative	534	—	—
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	14,500	25,000		May 2010	September 2009	selling, general and administrative	(232)	2,688	(3,100)

Total										$2,631	617	(2,708)

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of Euro-denominated intercompany purchases by a subsidiary whose functional currency is the British pound.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A reconciliation of the balance of Accumulated Other Comprehensive Income during Fiscal 2010, Fiscal 2009 and Fiscal 2008 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance December 29, 2007	$—
Derivative gains recognized	66
Amount amortized to earnings	(394)

Balance January 3, 2009	(328)
Derivative losses recognized	(2,342)
Amount amortized to earnings	1,256

Balance before tax effect	(1,414)
Tax effect	387

Balance January 2, 2010, net of tax	(1,027)
Derivative losses recognized	(1,771)
Losses amortized to earnings	467

Balance before tax effect	(2,331)
Tax effect	484

Balance January 1, 2011, net of tax	$(1,847)

During the twelve months following January 1, 2011, the net amount of losses that were reported in Other Comprehensive Income at that date that are estimated to be amortized into earnings is $2,260. During Fiscal 2010, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during Fiscal 2010 as a result of the discontinuance of those cash flow hedges.
Note 18—Cash Flow Information
The following table sets forth supplemental cash flow information for Fiscal 2010, Fiscal 2009, and Fiscal 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Cash paid (received) during the period for:
Interest expense	$13,739	$22,792	$28,114
Interest income	(979)	(1,964)	(2,535)
Income taxes, net of refunds received	36,924	29,680	43,331
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	7,007	3,020	3,707
Note 19—Legal Matters
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
OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”) from Doyle & Bossiere Fund I, LLC (“Doyle”) and certain minority shareholders of OP. The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers of OP under certain circumstances. On November 6, 2006, the Company sold the OP business to a third party. On May 23, 2007, Doyle filed a demand against the Company for arbitration before Judicial Arbitration and Mediation Services (“JAMS”) in Orange County, California, alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006. On February 7, 2011, the Company and Doyle entered into a settlement agreement and mutual release to the entire action described above. As a result, the entire action was dismissed by JAMS, with prejudice.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Lejaby Claims: As of January 1, 2011, the Company had receivables (comprised of a loan receivable and a receivable for working capital, recorded in Other Assets on the Company’s Consolidated Balance Sheets) totaling $16,863 from Palmers Textil AG (“Palmers”) related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that its receivables from Palmers are valid and collectible and that the Palmers’ lawsuit is without merit. The Company is defending itself vigorously in this matter.
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
Note 20 — Quarterly Results of Operations (Unaudited)
The following tables contain selected financial data for each quarter of Fiscal 2010 and Fiscal 2009. Certain amounts have been adjusted from those originally reported in Form 10Q for the respective periods in Fiscal 2009 to give effect to the Company’s discontinued operations. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2010 and Fiscal 2009. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (a)	Quarter (a)

Net revenues	$588,164	$519,334	$596,761	$591,492
Gross profit	267,118	229,742	269,025	254,078
Income from continuing operations before non-controlling interest	48,312	30,027	41,440	28,019
Income (Loss) from discontinued operations, net of taxes	(337)	(93)	57	(8,844)
Net income	47,975	29,934	41,497	19,175

Basic income per common share:
Income from continuing operations	$1.05	$0.67	$0.92	$0.62
Loss from discontinued operations	(0.01)	(0.01)	—	(0.18)

Net income	$1.04	$0.66	$0.92	$0.44

Diluted income per common share:
Income from continuing operations	$1.03	$0.65	$0.90	$0.61
Loss from discontinued operations	(0.01)	—	—	(0.19)

Net income	$1.02	$0.65	$0.90	$0.42

(a)	During the third and fourth quarters of Fiscal 2010, the Company recorded charges of $1,700 and $1,000, respectively, in its provision for income taxes associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction. In addition, during the third and fourth quarters of Fiscal 2010, the Company recorded a charge of $1,269 and a gain of $269, respectively, related to the correction of amounts recorded in prior periods for franchise taxes. During the fourth quarter of Fiscal 2010, the Company also recorded a charge of $8,000 related to its settlement of the OP Action (see Note 3 of Notes to Consolidated Financial Statements — Dispositions and Discontinued Operations).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter (a)	Quarter	Quarter (a)

Net revenues	$537,843	$455,432	$520,905	$505,445
Gross profit	225,285	189,000	228,822	221,240
Income from continuing operations before non-controlling interest	38,850	19,554	32,548	13,773
Loss from discontinued operations, net of taxes	(1,021)	(882)	(1,562)	(2,762)
Net income	37,571	17,760	29,656	11,011

Basic income per common share:
Income from continuing operations	$0.84	$0.41	$0.68	$0.29
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.05)

Net income	$0.82	$0.39	$0.64	$0.24

Diluted income per common share:
Income from continuing operations	$0.84	$0.40	$0.66	$0.29
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.06)

Net income	$0.81	$0.38	$0.63	$0.23

(a)	During the second quarter of Fiscal 2009, the Company recorded a tax charge in continuing operations of approximately $2,500, and a charge of approximately $400 in discontinued operations, to correct prior periods associated with income taxes. During the fourth quarter of Fiscal 2009, the Company recorded a tax charge in continuing operations of approximately $1,100, and a charge of approximately $3,000 in discontinued operations, to correct prior periods associated with income taxes. See Note 6 of Notes to Consolidated Financial Statements.

SCHEDULE II
THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

		Additions
		Charges to
	Balance at	Cost and					Balance at
	Beginning of	Expenses	Other Additions /				End of
Description	Period	(1)	Reclassification		Deductions		Period

Fiscal 2008
Receivable allowances	$86,703	$215,135	$(1,963	)(4)	$(212,500	)(2)	$87,375

Tax valuation allowance	$11,850	$2,021	$1,159	(3)	$—		$15,030

Fiscal 2009
Receivable allowances	$87,375	$242,755	$—	(4)	$(240,148)	(2)	$89,982

Tax valuation allowance	$15,030	$3,552	$(1,127	)(3)	$—		$17,455

Fiscal 2010
Receivable allowances	$89,982	$197,388	$—	(4)	$(191,731	)(2)	$95,639

Tax valuation allowance	$17,455	$394	$664	(3)			$18,513

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to:

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