Form 10-Q
period 2011-04-02
WARNACO GROUP INC /DE/
filed 2011-05-06
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 28, 2011 is as follows: 43,996,683.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	April 2, 2011	January 1, 2011	April 3, 2010

ASSETS

Current assets:
Cash and cash equivalents	$174,095	$191,227	$157,454
Accounts receivable, net of reserves of $87,648, $95,639 and $79,003 as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively	396,035	318,123	379,971
Inventories	364,320	310,504	267,205
Assets of discontinued operations	108	125	2,013
Prepaid expenses and other current assets (including deferred income taxes of $62,362, $58,270, and $52,998 as of April 2, 2011, January 1, 2011, and April 3, 2010, respectively)	161,115	158,659	148,129

Total current assets	1,095,673	978,638	954,772

Property, plant and equipment, net	132,829	129,252	122,329
Other assets:
Licenses, trademarks and other intangible assets, net	380,708	373,276	373,800
Goodwill	120,880	115,278	108,417
Other assets (including deferred income taxes of $14,792, $11,769, and $15,051 as of April 2, 2011, January 1, 2011, and April 3, 2010, respectively)	61,480	56,828	49,826

Total assets	$1,791,570	$1,653,272	$1,609,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of Senior Notes	$146,423	$32,172	$162,011
Accounts payable	164,721	152,714	134,447
Accrued liabilities	193,675	227,561	170,392
Liabilities of discontinued operations	3,660	18,800	8,297
Accrued income taxes payable (including deferred income taxes of $1,105, $262 and $1,101 as of April 2, 2011, January 1, 2011, and April 3, 2010, respectively)	31,975	38,219	33,659

Total current liabilities	540,454	469,466	508,806

Other long-term liabilities (including deferred income taxes of $79,694, $74,233, and $67,361 as of April 2, 2011, January 1, 2011, and April 3, 2010, respectively)	221,890	211,200	201,336
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 52,038,223, 51,712,674 and 50,903,208 issued as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively	520	517	509
Additional paid-in capital	691,670	674,508	645,275
Accumulated other comprehensive income	69,618	43,048	41,708
Retained earnings	545,425	501,394	410,788
Treasury stock, at cost 8,041,540, 7,445,166 and 6,501,793 shares as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively	(278,007)	(246,861)	(199,278)

Total stockholders’ equity	1,029,226	972,606	899,002

Total liabilities and stockholders’ equity	$1,791,570	$1,653,272	$1,609,144

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net revenues	$662,161	$588,164
Cost of goods sold	367,023	321,046

Gross profit	295,138	267,118
Selling, general and administrative expenses	222,637	184,973
Amortization of intangible assets	3,159	2,668
Pension income	(312)	(21)

Operating income	69,654	79,498
Other loss (income)	(644)	1,820
Interest expense	2,696	4,978
Interest income	(746)	(1,006)

Income from continuing operations before provision for income taxes	68,348	73,706
Provision for income taxes	23,816	25,394

Income from continuing operations	44,532	48,312
(Loss) from discontinued operations, net of taxes	(501)	(337)

Net income	$44,031	$47,975

Basic income per common share (see Note 17):
Income from continuing operations	$1.00	$1.05
(Loss) from discontinued operations	(0.01)	(0.01)

Net income	$0.99	$1.04

Diluted income per common share (see Note 17):
Income from continuing operations	$0.98	$1.03
(Loss) from discontinued operations	(0.01)	(0.01)

Net income	$0.97	$1.02

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	43,891,868	45,418,865

Diluted	44,790,731	46,417,053

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Income	Total

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$916,110
Comprehensive income:
Net income				47,975		47,975	47,975
Other comprehensive income, net of tax:
Foreign currency translation adjustments			(4,810)			(4,810)	(4,810)
Loss on cash flow hedges			41			41	41
Other			4			4	4

Other comprehensive income						(4,765)	(4,765)

Comprehensive income						$43,210	43,210

Stock issued in connection with stock compensation plans	3	2,370					2,373
Compensation expense in connection with employee stock compensation plans		9,527					9,527
Purchase of treasury stock related to stock compensation plans					(3,214)		(3,214)
Repurchases of common stock					(69,004)		(69,004)

Balance at April 3, 2010	$509	$645,275	$41,708	$410,788	$(199,278)		$899,002

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Income	Total

Balance at January 1, 2011	$517	$674,508	$43,048	$501,394	$(246,861)	$—	$972,606
Comprehensive income:
Net income				44,031		44,031	44,031
Other comprehensive income, net of tax:
Foreign currency translation adjustments			28,254			28,254	28,254
Loss on cash flow hedges			(1,683)			(1,683)	(1,683)
Other			(1)			(1)	(1)

Other comprehensive income						26,570	26,570

Comprehensive income						$70,601	70,601

Stock issued in connection with stock compensation plans	3	5,815					5,818
Compensation expense in connection with employee stock compensation plans		11,347					11,347
Purchase of treasury stock related to stock compensation plans					(1,996)		(1,996)
Repurchases of common stock					(29,150)		(29,150)

Balance at April 2, 2011	$520	$691,670	$69,618	$545,425	$(278,007)		$1,029,226

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$44,031	$47,975
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign exchange (gain) loss	(3,400)	1,328
Loss from discontinued operations	501	337
Depreciation and amortization	14,447	11,954
Stock compensation	11,347	9,527
Provision for trade and other bad debts	1,377	266
Inventory writedown	3,157	2,438
Loss on repurchase of Senior Notes	—	1,692
Other	(39)	(525)
Changes in operating assets and liabilities:
Accounts receivable	(70,428)	(92,373)
Inventories	(46,574)	(18,187)
Prepaid expenses and other assets	3,296	(13,956)
Accounts payable, accrued expenses and other liabilities	(28,409)	2,643
Accrued income taxes	3,197	16,614

Net cash (used in) operating activities from continuing operations	(67,497)	(30,267)
Net cash provided by (used in) operating activities from discontinued operations	(16,284)	146

Net cash (used in) operating activities	(83,781)	(30,121)

Cash flows from investing activities:
Proceeds on disposal of assets	56	29
Purchases of property, plant & equipment	(12,258)	(9,596)
Business acquisitions, net of cash acquired	(1,083)	—

Net cash (used in) investing activities from continuing operations	(13,285)	(9,567)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(13,285)	(9,567)

Cash flows from financing activities:
Repurchase of Senior Notes due 2013	—	(51,479)
Change in short-term notes payable	15,340	4,180
Change in revolving credit facility	96,707	(189)
Proceeds from the exercise of employee stock options	5,818	2,373
Purchase of treasury stock	(31,146)	(72,218)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(11,467)	(3,442)

Net cash provided by (used in) financing activities from continuing operations	75,252	(120,775)
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	75,252	(120,775)

Effect of foreign exchange rate changes on cash and cash equivalents	4,682	(2,837)

(Decrease) in cash and cash equivalents	(17,132)	(163,300)
Cash and cash equivalents at beginning of period	191,227	320,754

Cash and cash equivalents at end of period	$174,095	$157,454

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
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
The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2010 (defined below). The year-end Consolidated Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from January 2, 2011 to April 2, 2011 (the “Three Months Ended April 2, 2011”) and the period from January 3, 2010 to April 3, 2010 (the “Three Months Ended April 3, 2010”) each contained thirteen weeks of operations.
Reclassifications: Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three Months Ended April 3, 2010 have been reclassified to Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. See Note 6 of Notes to Consolidated Condensed Financial Statements.
Recent Accounting Pronouncement
In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 3—Acquisitions
Acquisition of Business in Taiwan
On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1,450. The acquisition was accounted for as a business combination and its results were consolidated into the Company’s operations and financial statements from the acquisition date.
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of the fiscal year ended January 2, 2010 (“Fiscal 2009”), the Company acquired the remaining non-controlling interest in a Brazilian subsidiary (“WBR”) and eight retail stores in Brazil, collectively, the “Brazilian Acquisition.” As part of the consideration for the Brazilian Acquisition, the Company is required to make three payments through March 31, 2012, which are contingent on the level of operating income achieved, as specified in the acquisition agreement, of WBR during that period. Based upon the operating results achieved by WBR during the fourth quarter of Fiscal 2009, a payment of 6,000 Brazilian Real ($3,400) was paid on or prior to March 31, 2010. The Company made the second contingent payment of 18,500 Brazilian Real (approximately $11,470), based on the operating results of WBR for Fiscal 2010, on March 31, 2011. The Company expects that the third contingent payment will be 18,500 Brazilian Real (approximately $11,470), based on the anticipated operating results of WBR for Fiscal 2011, which will be paid by March 31, 2012.
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2010, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net revenues	$—	$611

(Loss) before income tax (benefit)	$(776)	$(528)
Income tax (benefit)	(275)	(191)

(Loss) from discontinued operations	$(501)	$(337)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	April 2, 2011	January 1, 2011	April 3, 2010

Accounts receivable, net	$—	$18	$319
Inventories	—	—	1,582
Prepaid expenses and other current assets	108	107	112

Assets of discontinued operations	$108	$125	$2,013

Accounts payable	$15	$32	$202
Accrued liabilities	3,645	18,768	8,083
Other	—	—	12

Liabilities of discontinued operations	$3,660	$18,800	$8,297

During February 2011, the Company and Doyle & Bossiere Fund I LLC reached a settlement agreement and mutual release related to the OP Action (see Note 18 of Notes to Consolidated Condensed Financial Statements — Legal Matters). On February 16, 2011, the Company paid $15,000 in full and final settlement of the OP Action in accordance with the terms of the settlement agreement and mutual release.
Note 5—Restructuring Expenses and Other Exit Costs
During the Three Months Ended April 2, 2011, the Company incurred restructuring charges and other exit costs of $6,489 primarily related to (i) the rationalization and consolidation of the Company’s international operations ($3,065); (ii) job eliminations in the U.S. ($1,167); (iii) lease contract termination costs in connection with retail store, office and warehouse closures ($2,224) and (iv) other exit costs ($33).
During the Three Months Ended April 3, 2010, the Company incurred restructuring charges and other exit costs of $959 primarily related to (i) the continuation of the workforce reduction, which commenced during the fourth quarter of the fiscal year ended January 3, 2009 (“Fiscal 2008”) ($962); (ii) the ongoing rationalization and consolidation of the Company’s European operations ($291) and (iii) other exit activities, including contract termination costs, legal and other costs ($114). The charges described in (i) to (iii) were partially offset by the reversal of accruals of expense, totaling $408, that were no longer needed upon conclusion of the related restructuring events.
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three Months Ended April 2, 2011 and Three Months Ended April 3, 2010, as follows:

	April 2, 2011	April 3, 2010
Cost of goods sold	$667	$91
Selling, general and administrative expenses	5,822	868

	$6,489	$959

Cash portion of restructuring items	$6,463	$959
Non-cash portion of restructuring items	26	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Changes in liabilities related to restructuring expenses and other exit costs for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010 are summarized below:

Balance at January 2, 2010	$3,572
Charges for the Three Months Ended April 3, 2010	959
Cash reductions for the Three Months Ended April 3, 2010	(2,309)
Non-cash changes and foreign currency effects	(51)

Balance at April 3, 2010	$2,171

Balance at January 1, 2011	$3,582
Charges for the Three Months Ended April 2, 2011	6,463
Cash reductions for the Three Months Ended April 2, 2011	(1,665)
Non-cash changes and foreign currency effects	88

Balance at April 2, 2011 (a)	$8,468

(a)	The balance at April 2, 2011 includes approximately $4,520 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $3,948 recorded in other long term liabilities which amounts are expected to be settled over the next two years.
Note 6—Business Segments and Geographic Information
Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews the Company’s business.
Effective January 2, 2011, in conjunction with an evaluation of the Company’s overall group reporting and to reflect the manner in which the CODM currently evaluates the business, the Company revised its methodology for allocating certain corporate expenses (incurred in the U.S.) to the operating units in each of its business groups. The change in methodology resulted in an increase in the portion of corporate overhead allocated to the business groups for management reporting purposes as well as a change in the manner in which the corporate overhead is allocated between the domestic and international business units. Accordingly, the operating income (loss) for each group and Corporate/Other for the Three Months Ended April 3, 2010 has been revised to conform to the current period presentation. The revision of the operating income (loss) for each group and Corporate/Other did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements Cash Flows for any period presented in this Form 10-Q.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of April 2, 2011, the Sportswear Group operated 512 Calvin Klein retail stores worldwide (consisting of 108 full price free-standing stores, 54 outlet free standing stores, 349 shop-in-shop/concession stores and, in the U.S., one on-line store). As of April 2, 2011, there were also 372 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of April 2, 2011, the Intimate Apparel Group operated: 931 Calvin Klein retail stores worldwide (consisting of 91 full-price free-standing stores, 65 outlet free-standing stores and 774 shop-in-shop/concession stores and, in the U.S., one on-line store). As of April 2, 2011, there were also 198 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. The Swimwear Group operates one on-line store in the U.S.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Information by business group is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended April 2, 2011
Net revenues	$339,471	$220,994	$101,696	$662,161	$—	$662,161
Operating income (loss)	38,600	30,537	14,068	83,205	(13,551)	69,654
Depreciation and amortization	9,080	4,439	617	14,136	311	14,447
Restructuring expense	1,650	1,443	3,078	6,170	318	6,489
Capital expenditures	4,891	6,131	56	11,078	304	11,382

Three Months Ended April 3, 2010
Net revenues	$306,346	$193,942	$87,876	$588,164	$—	$588,164
Operating income (loss) (a)	49,246	32,756	11,961	93,963	(14,465)	79,498
Depreciation and amortization	7,463	3,514	556	11,533	421	11,954
Restructuring expense (gain)	(107)	(47)	269	115	844	959
Capital expenditures	3,357	8,353	383	12,093	305	12,398

Balance Sheet
Total Assets:
April 2, 2011	$1,072,131	$410,607	$190,672	$1,673,410	$118,160	$1,791,570
January 1, 2011	995,475	381,371	154,831	1,531,677	121,595	1,653,272
April 3, 2010	932,253	374,591	173,523	1,480,367	128,777	1,609,144
Property, Plant and Equipment:
April 2, 2011	$64,446	$33,380	$2,739	$100,565	$32,264	$132,829
January 1, 2011	63,555	28,522	3,023	95,100	34,152	129,252
April 3, 2010	34,834	45,578	3,739	84,151	38,178	122,329

(a)	reflects the allocation of $2,482 of corporate expenses to the Sportswear Group ($1,696), the Intimate Apparel Group ($862) and the Swimwear Group ($(76)), respectively, during the Three Months Ended April 3, 2010 to conform to the presentation for the Three Months Ended April 2, 2011.
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and allocations of corporate expenses but before corporate/other expenses.
The table below summarizes Corporate/Other expenses for each period presented:

	Three Months Ended
	April 2, 2011	April 3, 2010

Unallocated corporate expenses (a)	$12,119	$14,254
Foreign exchange losses (gains)	1,115	(1,033)
Pension income	(312)	(21)
Restructuring expense	318	844
Depreciation and amortization of corporate assets	311	421

Corporate/other expenses	$13,551	$14,465

(a)	the decrease in unallocated corporate expenses is related primarily to (i) a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits, partially offset by an increase in stock-based compensation expense.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010

Operating income by operating groups	$83,205	$93,963
Corporate/other expenses	(13,551)	(14,465)

Operating income	69,654	79,498
Other (income) loss	(644)	1,820
Interest expense	2,696	4,978
Interest income	(746)	(1,006)

Income from continuing operations before provision for income taxes	$68,348	$73,706

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	April 2, 2011%		April 3, 2010%
Net revenues:
United States	$285,143	43.1%	$270,750	46.0%
Europe	168,469	25.5%	157,302	26.8%
Asia	126,776	19.1%	97,073	16.5%
Mexico, Central and South America	51,718	7.8%	37,543	6.4%
Canada	30,055	4.5%	25,496	4.3%

	$662,161	100.0%	$588,164	100.0%

Note 7—Income Taxes
The effective tax rates for the Three Months Ended April 2, 2011 and April 3, 2010 were 34.8% and 34.5% respectively. The higher effective tax rate for the Three Months Ended April 2, 2011 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, as well as increased interest and penalties associated with uncertain tax positions in certain of the Company’s foreign subsidiaries recorded during the Three Months Ended April 2, 2011.
As of April 2, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may increase between $2,300 and $4,200 associated with tax positions expected to be taken during the next 12 months, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 8—Employee Benefit and Retirement Plans
Defined Benefit Pension Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). Participants in the Pension Plan have not earned any additional pension benefits after December 31, 2002. The Company also sponsors defined benefit plans for certain former employees of its United Kingdom and other European entities (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented in this Form 10-Q. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to certain retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.
Each quarter the Company recognizes interest cost of the Pension Plan’s projected benefit obligation offset by the expected return on Pension Plan assets. The Company records pension expense (income) as the effect of actual gains and losses exceeding the expected return on Pension Plan assets (including changes in actuarial assumptions) less changes in the Pension Plan’s projected benefit obligation (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense (income) on a separate line of its Statements of Operations in each period.
During the Three Months Ended April 2, 2011, the Company made contributions of $3,850 to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $8,800 in total for Fiscal 2011.
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Service cost	$—	$—	$62	$33
Interest cost	2,334	2,358	70	91
Expected return on plan assets	(2,703)	(2,418)	—	—
Amortization of actuarial (gain)	—	—	(25)	(26)

Net benefit (income) cost (a)	$(369)	$(60)	$107	$98

(a)	net benefit (income) cost does not include costs related to the Foreign Plans of $57 and $39 for the Three Months Ended April 2, 2011 and April 3, 2010, respectively.
Deferred Compensation Plans
The Company’s liability for employee contributions and investment activity was $4,828, $4,220, $3,781 as of April 2, 2011, January 1, 2011 April 3, 2010, respectively. This liability is included in other long-term liabilities. The Company’s liability for director contributions and investment activity was $1,132, $1,015 and $796 as of April 2, 2011, January 1, 2011 April 3, 2010, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010

Net income	$44,031	$47,975
Other comprehensive income, net of tax:
Foreign currency translation adjustments	28,254	(4,810)
Change in fair value of cash flow hedges	(1,683)	41
Other	(1)	4

Total Comprehensive income	$70,601	$43,210

The components of accumulated other comprehensive income as of April 2, 2011, January 1, 2011 and April 3, 2010 are summarized below:

	April 2,	January 1,	April 3,
	2011	2011	2010

Foreign currency translation adjustments (a)	$74,236	$45,982	$43,748
Actuarial losses, net related to post retirement medical plans, net of tax of $1,232, $1,232 and $607, as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively	(1,099)	(1,099)	(1,058)
Loss on cash flow hedges, net of taxes of $1,340, $871 and $482 as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively	(3,530)	(1,847)	(986)
Other	11	12	4

Total accumulated other comprehensive income	$69,618	$43,048	$41,708

(a)	Foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that more than 65% of the Company’s assets are based outside of the U.S. The increase of $30,488 in foreign currency translation adjustments at April 2, 2011 compared to April 3, 2010 reflects the increase in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won, Brazilian Real and Mexican Peso) relative to the U.S. dollar.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Valuation Techniques
The fair value of foreign currency exchange contracts, including forward contracts and zero cost collars, was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement dates and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward or spot exchange rate, as applicable. The fair value of these foreign currency exchange contracts is based on quoted prices that include the effects of U.S. and foreign interest rate yield curves and, therefore, meets the definition of Level 2 fair value, as defined above.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of April 2, 2011, January 1, 2011 and April 3, 2010:

	April 2, 2011			January 1, 2011			April 3, 2010
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$376	$—	$—	$834	$—	$—	$1,921	$—

Liabilities
Foreign currency exchange contracts	$—	$7,133	$—	$—	$3,282	$—	$—	$2,827	$—
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s CKJEA Notes and other short-term notes and amounts outstanding under the 2008 Credit Agreements (each as defined below) are also reported at carrying value.
Note 11— Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at April 2, 2011, January 1, 2011 and April 3, 2010 are as follows:

		April 2, 2011		January 1, 2011		April 3, 2010
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$396,035	$396,035	$318,123	$318,123	$379,971	$379,971
Open foreign currency exchange contracts	Prepaid expenses and other current assets	376	376	834	834	1,921	1,921

Liabilities:
Accounts payable	Accounts payable	$164,721	$164,721	$152,714	$152,714	$134,447	$134,447
Short-term debt	Short-term debt	146,423	146,423	32,172	32,172	49,877	49,877
Senior Notes, current portion (including debt premium on swaps)	Short-term debt	—	—	—	—	112,134	113,774
Open foreign currency exchange contracts	Accrued liabilities	7,133	7,133	3,282	3,282	2,827	2,827
See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Derivative Financial Instruments
During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed either to satisfy up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. In addition, during the Three Months Ended April 2, 2011, one of the Company’s Mexican subsidiaries entered into foreign exchange forward contracts, which were designed to satisfy receipt of up to the first 50% of U.S. dollar denominated inventory over a maximum 18-month period. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Other Comprehensive Income and recognized in Cost of Goods Sold in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.
During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts and zero cost collars that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary or (iii) U.S. dollar denominated intercompany loans and payables.
The following table summarizes the Company’s derivative instruments as of April 2, 2011, January 1, 2011 and April 3, 2010:

	Asset Derivatives					Liability Derivatives
			April 2,	January 1,	April 3,		April 2,	January 1,	April 3,
		Balance Sheet	2011	2011	2010	Balance Sheet	2011	2011	2010
	Type (a)	Location	Fair Value	Fair Value	Fair Value	Location	Fair Value	Fair Value	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	$—	$394	Accrued liabilities	$4,191	$2,290	$1,498

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$376	$834	$1,527	Accrued liabilities	$2,942	$992	$1,329

Total derivatives			$376	$834	$1,921		$7,133	$3,282	$2,827

(a)	CF = cash flow hedge

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010:

Location of
				Gain (Loss)			Location of
		Amount of Gain (Loss)		Reclassified			Gain (Loss)	Amount of Gain (Loss)
		Recognized in OCI on		from	Amount of Gain (Loss) Reclassified		Recognized	Recognized in Income on
		Derivatives		Accumulated	from Accumulated OCI into Income		in Income	Derivative
		(Effective Portion)		OCI into	(Effective Portion)		on	(Ineffective Portion)
Derivatives in FASB ASC		Three Months	Three Months	Income	Three Months	Three Months	Derivative	Three Months	Three Months
815-20 Cash Flow Hedging	Nature of Hedged	Ended	Ended	(Effective	Ended	Ended	(Ineffective	Ended	Ended
Relationships	Transaction	April 2, 2011	April 3, 2010	Portion)	April 2, 2011	April 3, 2010	Portion) (c)	April 2, 2011	April 3, 2010

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(700)	$638	cost of goods sold	$(337)	$59	other loss/income	$(22)	$17
Foreign exchange contracts	Purchases of inventory (b)	(2,538)	(1,139)	cost of goods sold	(749)	(506)	other loss/income	(58)	(32)

Total		$(3,238)	$(501)		$(1,086)	$(447)		$(80)	$(15)

(a)	At April 2, 2011, the amount of minimum royalty costs hedged was $13,366; contracts expire through March 2012. At April 3, 2010, the amount of minimum royalty costs hedged was $9,823; contracts expire through December 2010.

(b)	At April 2, 2011, the amount of inventory purchases hedged was $66,800; contracts expire through August 2012. At April 3, 2010, the amount of inventory purchases hedged was $37,000; contracts expire through August 2011.

(c)	No amounts were excluded from effectiveness testing.

							Location of	Amount of Gain (Loss)
			Amount Hedged		Maturity Date		Gain (Loss)	Recognized in Income on Derivative
Derivatives not designated as			Three Months	Three Months	Three Months	Three Months	Recognized	Three Months	Three Months
hedging instruments under	Nature of Hedged		Ended	Ended	Ended	Ended	in Income on	Ended	Ended
FASB ASC 815-20	Transaction	Instrument	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	Derivative	April 2, 2011	April 3, 2010
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$—	$2,699		August 2010	other loss/income	$—	$(201)
Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	10,152	10,015	April 2012	December 2010	other loss/income	268	82
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	7,500	January 2012	October 2010	other loss/income	(671)	518
Foreign exchange contracts	Intercompany loans	Forward contracts	20,000	5,800	November 2011	March 2010	other loss/income	(1,156)	(94)
Foreign exchange contracts	Intercompany payables	Forward contracts	26,000	28,000	November 2011	January 2011	other loss/income	(1,798)	1,096
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	12,000		April 2010 - June 2010	other loss/income	—	1,128
Foreign exchange contracts	Intercompany payables	Forward contracts	—	4,000		April 2010	selling, general and administrative	—	(107)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	4,000		May 2010	selling, general and administrative	—	(277)

Total								$(3,357)	$2,145

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of British Pounds-denominated intercompany sales by a subsidiary whose functional currency is the Euro.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 2, 2010	$(1,414)
Derivative losses recognized	(516)
Losses amortized to earnings	462

Balance before tax effect	(1,468)
Tax effect	482

Balance April 3, 2010, net of tax	$(986)

Balance January 1, 2011	$(2,331)
Derivative losses recognized	(3,238)
Losses amortized to earnings	1,086

Balance before tax effect	(4,483)
Tax effect	953

Balance April 2, 2011, net of tax	$(3,530)

During the twelve months following April 2, 2011, the net amount of losses that are recorded in Other Comprehensive Income at April 2, 2011 that are estimated to be amortized into earnings is $4,271. During the Three Months Ended April 2, 2011, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during the Three Months Ended April 2, 2011 as a result of the discontinuance of those cash flow hedges.
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	April 2, 2011	January 1, 2011	April 3, 2010

Finished goods	$362,924	$310,504	$266,761
Raw materials	1,396	—	444

	$364,320	$310,504	$267,205

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. At April 2, 2011, January 1, 2011 and April 3, 2010, the amount of such deposits was $5,660, $8,841 and $6,772, respectively.
See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of April 2, 2011, January 2, 2010 and April 3, 2010 and the activity in the intangible asset accounts for the Three Months Ended April 2, 2011:

	April 2, 2011			January 1, 2011			April 3, 2010
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$336,652	$57,213	$279,439	$327,394	$54,907	$272,487	$329,653	$48,453	$281,200
Other	35,591	12,150	23,441	34,258	11,297	22,961	20,800	8,870	11,930

	372,243	69,363	302,880	361,652	66,204	295,448	350,453	57,323	293,130

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	54,715	—	54,715	56,719	—	56,719
Licenses in perpetuity	23,113	—	23,113	23,113	—	23,113	23,951	—	23,951

	77,828	—	77,828	77,828	—	77,828	80,670	—	80,670

Intangible Assets	$450,071	$69,363	$380,708	$439,480	$66,204	$373,276	$431,123	$57,323	$373,800

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 1, 2011	$54,715	$23,113	$272,487	$22,961	$373,276
Amortization expense	—	—	(2,306)	(853)	(3,159)
Translation adjustments	—	—	9,258	1,333	10,591

Balance at April 2, 2011	$54,715	$23,113	$279,439	$23,441	$380,708

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2012	$12,042
2013	11,944
2014	10,549
2015	10,527
2016	10,257
The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 2, 2011:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total

Goodwill balance at January 1, 2011	$113,016	$1,620	$642	$115,278
Adjustment:
Translation adjustments	5,572	30	—	$5,602

Goodwill balance at April 2, 2011	$118,588	$1,650	$642	$120,880

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 14—Debt
Debt was as follows:

Short-term debt:	April 2, 2011	January 1, 2011	April 3, 2010

CKJEA notes payable and Other	$38,309	$18,802	$49,877
2008 Credit Agreements	96,707	—	—
Italian Note	11,407	13,370	—
8 7/8% Senior Notes due 2013 (a)	—	—	110,890
Debt premium on 2003 and 2004 swaps	—	—	1,244

Total Debt	$146,423	$32,172	$162,011

(a)	reflects the portion of the Senior Notes that were redeemed from bondholders on June 15, 2010 (see Senior Notes below).
2008 Credit Agreements
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
At April 2, 2011, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.80%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.71%, based on the BA Rate, in each case, on a per annum basis. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
As of April 2, 2011, the Company had $96,707 in loans and approximately $38,706 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $111,213 of availability. As of April 2, 2011, there were no loans and $1,923 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $26,744. As of April 2, 2011, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreements.
CKJEA Notes and Other Short-Term Debt
Certain of the Company’s European businesses hold short-term notes payable (the “CKJEA Notes”). The total CKJEA notes payable of $29,236 at April 2, 2011, $18,445 at January 1, 2011 and $47,125 at April 3, 2010 consists of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 2.24% as of April 2, 2011, 4.29% as of January 1, 2011 and 1.86% as of April 3, 2010. All of the CKJEA notes payable are short-term and were renewed during the Three Months Ended April 2, 2011 for additional terms of no more than 12 months.
In addition, at April 2, 2011, January 1, 2011 and April 3, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $9,073, $357 and $2,752, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable. On March 31, 2011, WBR used a portion of its lines of credit to make the contingent payment of $11,470 to the Sellers in the Brazilian Acquisition (see Note 3 of Notes to Consolidated Condensed Financial Statements), which primarily accounts for the increase in the balance of WBR’s short-term debt at April 2, 2011.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Italian Notes
On September 30, 2010, one of the Company’s Italian subsidiaries entered into a €10,000 loan (the “Italian Note”). The Italian Note has a term of 18 months, through March 12, 2012, and bears interest of Euro LIBOR plus 2.75%. Repayments are due monthly beginning in January 2011. At April 2, 2011 and January 1, 2011, the principal balance of the Italian Note was €8,020 ($11,407) and €10,000 ($13,370), respectively, with an annual interest rate of 3.72% and 3.64%, respectively. At April 2, 2011 and January 1, 2011, the Company had the intent and ability to repay the Italian Note within one year and, accordingly, has classified the Italian Note as short-term debt.
Senior Notes
On May 7, 2010, the Company notified the bondholders of the Senior Notes that it would redeem from them the remaining $110,890 aggregate principal amount of its outstanding 8 7/8% Senior Notes due 2013 (“Senior Notes”) for a total consideration of $112,530. In connection with the redemption, which occurred on June 15, 2010, the Company recognized a loss, in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations for the second fiscal quarter of 2010, of approximately $2,078, which included $1,640 of premium expense, the write-off of approximately $1,682 of deferred financing costs and $1,244 of unamortized gain from the previously terminated swap agreements (See Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010).
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at April 2, 2011, January 1, 2011 and April 3, 2010.
Share Repurchase Programs
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Three Months Ended April 2, 2011, the Company repurchased 560,842 shares of its common stock under the 2010 Share Repurchase Program for $29,150 (based on an average of $51.97 per share), leaving a balance of 3,500,000 shares to be repurchased.
In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program’’) for the repurchase of up to 3,000,000 shares of the Company’s common stock. During the Three Months Ended April 3, 2010, the Company repurchased the remaining 1,490,131 shares of its common stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69,004 (an average cost of $46.31 per share).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Stock Incentive Plans
During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, 342,600 and 358,300 stock options were granted, respectively. The fair values of stock options granted during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010 were estimated at the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended
	April 2, 2011	April 3, 2010

Weighted average risk free rate of return (a)	1.66%	1.84%
Dividend yield	—	—
Expected volatility of the market price of the Company’s common stock	57.7%	57.3%
Expected option life (years)	4.1	4.2

(a)	based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.
A summary of stock-based compensation expense is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010

Stock-based compensation expense before income taxes:
Stock options	$3,821	$3,259
Restricted stock grants	7,526	6,268

Total	11,347	9,527

Income tax benefit:
Stock options	1,366	1,174
Restricted stock grants	2,263	1,805

Total	3,629	2,979

Stock-based compensation expense after income taxes:
Stock options	2,455	2,085
Restricted stock grants	5,263	4,463

Total	$7,718	$6,548

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Three Months Ended April 2, 2011 is presented below:

		Weighted Average
	Options	Exercise Price
Outstanding as of January 1, 2011	1,926,257	$33.73
Granted	342,600	55.49
Exercised	(218,486)	26.63
Forfeited / Expired	(30,297)	39.26

Outstanding as of April 2, 2011	2,020,074	$38.11

Options Exercisable as of April 2, 2011	1,178,437	$33.22

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Three Months Ended April 2, 2011 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 1, 2011	847,664	$36.93
Granted	213,743	55.50
Vested (a)	(107,063)	49.21
Forfeited	(25,433)	38.09

Unvested as of April 2, 2011	928,911	$39.76

(a)	does not include an additional 37,600 restricted units with a grant date fair value of $55.57 and 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement-Eligible employees during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively, for which the requisite service period has been completed on the respective grant dates but the restrictions will not lapse until the end of the three-year vesting period.
During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan included 80,050 and 75,750 performance-based restricted stock/restricted unit awards, respectively, (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables. The Performance Awards include both a performance condition and a market condition (see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010 for further details on the Performance Awards).
Under the performance condition, the estimated compensation expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($3,245 at April 2, 2011 and $2,432 at April 3, 2010) is based upon a Monte Carlo simulation model, which encompasses the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) during the Measurement Period. The Measurement Period includes both:
(i)	the period from the beginning of Fiscal 2011 to March 1, 2011 (the grant date) for Performance Awards granted during the Three Months Ended April 2, 2011, and the period from the beginning of Fiscal 2010 to March 3, 2010 (the grant date) for Performance Awards granted during the Three Months Ended April 3, 2010, for which actual TSR’s are calculated; and
(ii)	the periods from the respective grant dates to the end of the fiscal years ending 2012 or 2013, respectively, a total of 2.83 years, (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period included the following assumptions:

	Three Months Ended
	April 2, 2011	April 3, 2010

Weighted average risk free rate of return	1.07%	1.25%
Dividend yield	—	—
Expected volatility — Company (a)	61.50%	65.0%
Expected volatility — Peer Companies	38.2% – 113.4%	39.8% – 114.1%
Remaining measurement period (years)	2.83	2.83

(a)	Expected volatility — Company for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010 is based on a remaining measurement period of 2.83 years.
The Company recorded compensation expense for the Performance Awards during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010 based on the performance condition.
Performance Award activity for the Three Months Ended April 2, 2011 was as follows:

		Weighted Average
	Performance	Grant Date Fair
	Shares	Value
Unvested as of January 1, 2011	75,750	$43.28
Granted	80,050	55.57
Vested (a)	—	—
Forfeited	(1,300)	43.28

Unvested as of April 2, 2011	154,500	$49.65

(a)	does not include 35,050 and 34,300 Performance Awards granted to Retirement Eligible employees during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.
Note 16—Supplemental Cash Flow Information

	Three Months Ended
	April 2, 2011	April 3, 2010

Cash paid (received) during the period for:
Interest expense	$2,034	$3,689
Interest income	(455)	(171)
Income taxes, net of refunds received	20,619	8,780
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	6,130	3,903

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 651,791 shares and 597,819 shares for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

	Three Months Ended
	April 2, 2011	April 3, 2010
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$44,532	$48,312
Less: allocation to participating securities	(652)	(628)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$43,880	$47,684

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(501)	$(337)
Less: allocation to participating securities	7	4

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(494)	$(333)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$44,031	$47,975
Less: allocation to participating securities	(645)	(624)

Net income attributable to Warnaco Group, Inc. common shareholders	$43,386	$47,351

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	43,891,868	45,418,865

Income per common share from continuing operations	$1.00	$1.05
(Loss) per common share from discontinued operations	(0.01)	(0.01)

Net income per common share	$0.99	$1.04

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	43,891,868	45,418,865
Effect of dilutive securities:
Stock options and restricted stock units	898,863	998,188

Weighted average number of shares and share equivalents used in computing income per common share	44,790,731	46,417,053

Income per common share from continuing operations	$0.98	$1.03
(Loss) per common share from discontinued operations	(0.01)	(0.01)

Net income per common share	$0.97	$1.02

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	331,150	395,500

(a)	options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 18—Legal Matters
OP Litigation: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (“OP”) from Doyle & Bossiere Fund I, LLC (“Doyle”) and certain minority shareholders of OP. The terms of the acquisition agreement required the Company to make certain contingent payments to the sellers of OP under certain circumstances. On November 6, 2006, the Company sold the OP business to a third party. On May 23, 2007, Doyle filed a demand against the Company for arbitration before Judicial Arbitration and Mediation Services (“JAMS”) in Orange County, California, alleging that certain contingent purchase price payments are due to them as a result of the Company’s sale of the OP business in November 2006 (the “OP Action”). On February 7, 2011, the Company and Doyle entered into a settlement agreement and mutual release to the entire action described above. As a result, the entire action was dismissed by JAMS, with prejudice.
Lejaby Claims: As of April 2, 2011, the Company had receivables (comprised of a loan receivable and a receivable for working capital, recorded in Other assets on the Company’s Consolidated Condensed Balance Sheets) totaling $18,209 from Palmers Textil AG (“Palmers”) related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that its receivables from Palmers are valid and collectible and that the Palmers Suit is without merit. The Company is defending itself vigorously in this matter.
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
Note 19 — Commitments
Except as set forth below, the contractual obligations and commitments in existence as of April 2, 2011 did not differ materially from those disclosed as of January 1, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2010.

	2012	2013	2014	2015	2016	Thereafter	Total

Operating leases entered into during the Three Months Ended April 2, 2011	$7,427	$6,728	$4,688	$1,691	$1,065	$2,827	$24,426
Other contractual obligations pursuant to agreements entered into during the Three Months Ended April 2, 2011	2,307	247	127	130	33	55	$2,899

Total	$9,734	$6,975	$4,815	$1,821	$1,098	$2,882	$27,325

At April 2, 2011, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $365,396, all of which are payable in 2011.
As of April 2, 2011, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements).
As of April 2, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $2,300 and $4,200 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and that could affect the market value of the Company’s common stock. This Quarterly Report on Form 10-Q, including the following discussion, but except for the historical information contained herein, contains forward-looking statements that involve risks and uncertainties. See “Statement Regarding Forward-Looking Disclosure.”
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Consolidated Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“Fiscal 2010”).
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from January 2, 2011 to April 2, 2011 (the “Three Months Ended April 2, 2011”) and the period from January 3, 2010 to April 3, 2010 (the “Three Months Ended April 3, 2010”) each contained thirteen weeks of operations.
The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker reviews the Company’s business. Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three Months Ended April 3, 2010 have been reclassified to Operating income (loss) - Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation (see Note 6 of Notes to Consolidated Condensed Financial Statements). In addition amounts associated with certain sourcing and design related expenses incurred in the U.S. (previously included in domestic Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group) during the Three Months Ended April 3, 2010 have been reclassified to international Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. The revision of the operating income (loss) for each Group and Corporate/Other for the Three Months Ended April 3, 2010 did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements Cash Flows for any period presented in this Form 10-Q.
References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. References to “Core Intimates” refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, concession / “shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group. References to “sales mix” refer to the channels of distribution in which the Company’s products are sold. For example, an unfavorable sales mix refers to sales of products in low margin channels of distribution, such as the off-price channel.
Overview
The Company designs, sources, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price, mass merchandisers and other stores, and to retail customers, through the Company’s retail stores and the internet.
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it continued to implement during the Three Months Ended April 2, 2011, as follows:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. For the Three Months Ended April 2, 2011, net revenues of businesses selling Calvin Klein products, the Company’s major brand, increased 13.2% to $476.5 million (72.0% of Company net revenues) compared to $420.8 million (71.6% of Company net revenues) for the Three Months Ended April 3, 2010. The launch of the ck one product line of men’s and women’s jeanswear and underwear during the Three Months Ended April 2, 2011, and the expansion of the Company’s Calvin Klein international retail store network during the Three Months Ended April 2, 2011 contributed significantly to the increases in net revenues of Calvin Klein branded products worldwide. However, operating income of Calvin Klein branded products decreased 16.7% to $58.0 million (83.3% of Company operating income) compared to $69.6 million (87.6% of Company operating income) for the Three Months Ended April 3, 2010 primarily related to a decline in the Calvin Klein Sportswear business. The decline in the Sportswear Group’s Calvin Klein operating income is primarily reflective of decreases in Europe (primarily related to an unfavorable sales mix, an increase in selling, general and administrative expenses (“SG&A”) associated with newly-opened and acquired retail stores and, to a lesser extent, an increase in product costs) and the U.S. (primarily related to an increase in the level of customer allowances coupled with an unfavorable sales mix and, to a lesser extent, an increase in product costs), partially offset by increases in Asia and in Mexico, Central and South America.

•	Grow the Company’s direct- to- consumer business. During the Three Months Ended April 2, 2011, the Company opened new retail stores in Europe, Asia and South America, including 84 Calvin Klein retail stores worldwide (consisting of 11 free-standing stores (including 10 full price and 1 outlet stores), and 73 shop-in-shop/concession stores). As of April 2, 2011, the Company operated (i) 1,443 Calvin Klein retail stores worldwide (consisting of 318 free-standing stores (including 199 full price and 119 outlet stores), 1,123 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store) and (ii) one Speedo® on-line store. Direct-to-consumer (retail) net revenues increased 35.5% to $168.1 million (25.4% of Company net revenues) for the Three Months Ended April 2, 2011 compared to $124.1 million for the Three Months Ended April 3, 2010 (21.1% of Company net revenues). The increase in retail net revenues was primarily due to:
(i)	the opening of retail stores during the second through fourth quarters of Fiscal 2010 and the Three Months Ended April 2, 2011, which store openings added 127,500 square feet of retail space;
(ii)	an increase of 7.7% from comparable store sales during the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010; and
(iii)	the acquisition of retail stores in Taiwan (see below) during the Three Months Ended April 2, 2011 and in Singapore, the People’s Republic of China and Italy during the second and fourth quarters of Fiscal 2010. The increase in retail net revenues during the Three Months Ended April 2, 2011 compared to the Three Months Ended April 2, 2010 as a result of those acquisitions in 2011 and 2010 was approximately $18.6 million. The Company expects to continue to expand its retail business, particularly in Europe and Asia;
Operating income from retail sales decreased 6.5% to $7.5 million (10.8% of Company operating income) for the Three Months Ended April 2, 2011 compared to $8.1 million (10.1% of Company operating income) for the Three Months Ended April 3, 2010. The decline in operating income is primarily reflective of additional SG&A expenses related to the opening and acquisition of new retail stores.
•	Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. The Company believes that there are opportunities for continued growth in Europe, Asia and South America. For the Three Months Ended April 2, 2011, net revenues from international operations increased 18.8%, to $377.0 million (representing 56.9% of Company net revenues) compared to $317.4 million (representing 54.0% of Company net revenues) for the Three Months Ended April 3, 2010. However, operating income from international operations decreased 12.8% to $41.1 million (59.0% of Company operating income) for the Three Months Ended April 2, 2011 compared to $47.1 million (59.3% of Company operating income) for the Three Months Ended April 3, 2010. The decrease in operating income from international operations is primarily due to declines in Europe, partially offset by increases in Asia, Mexico and Brazil.
•	Manage heritage businesses for profitability. Net revenues of the Company’s heritage businesses, which businesses includes Chaps®, Warner’s, Olga and Speedo®, increased 10.9% to $185.6 million (28.0% of Company net revenues) compared to $167.3 million (28.4% of Company net revenues) for the Three Months Ended April 3, 2010. Operating income increased 3.4% to $25.2 million (36.2% of Company operating income) compared to $24.4 million (30.6% of Company operating income) for the Three Months Ended April 3, 2010. The increase in net revenues was primarily driven by increased sales of Chaps and Speedo products, while the increase in operating income was primarily generated by Speedo products.

Overall, the Company’s net revenues increased $74.0 million, or 12.6%, to $662.2 million for the Three Months Ended April 2, 2011 compared to $588.2 million for the Three Months Ended April 3, 2010, reflecting increases of $33.2 million in the Sportswear Group, $27.0 million in the Intimate Apparel Group, and $13.8 million in the Swimwear Group compared to the Three Months Ended April 3, 2010. The Company’s operating income decreased $9.8 million, or 12.4%, to $69.7 million for the Three Months Ended April 2, 2011 compared to $79.5 million for the Three Months Ended April 3, 2010, reflecting decreases of $10.6 million in the Sportswear Group and $2.2 million in the Intimate Apparel Group, partially offset by an increase of $2.1 million in the Swimwear Group and the positive effect of a $0.9 million reduction in corporate/other expenses compared to the Three Months Ended April 3, 2010. Operating income includes restructuring charges of $6.5 million and $1.0 million for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively (see Liquidity and Capital Resources — Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).
During the Three Months Ended April 2, 2011, certain of the Company’s businesses, particularly in the U.S. and Europe, began to experience an increase in costs, including those for raw material, labor and freight. The cost increases are expected to continue during the remainder of Fiscal 2011 and are expected to adversely affect operating margins of the Company’s worldwide businesses. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
As noted above, more than 50% of the Company’s net revenues were generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean Won, Canadian Dollar, Brazilian Real, Mexican Peso, Chinese Yuan and British Pound. For the Three Months Ended April 2, 2011 compared to the previous year period, net revenues were favorably affected, while operating income was negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $9.8 million, while operating income includes a decrease of $1.3 million. The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities who purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased; and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs.
On a GAAP (defined below) basis, for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, income from continuing operations per diluted share decreased 5% to $0.98 per diluted share (from $1.03 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below), income from continuing operations per diluted share increased 0.9% to $1.10 per diluted share (from $1.09 per diluted share).
On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1.4 million.
At April 2, 2011, the Company’s balance sheet included cash and cash equivalents of $174.1 million and total debt of $146.4 million.
During The Three Months Ended April 2, 2011, the Company repurchased 560,842 shares of Common Stock under the 2010 Share Repurchase Program for $29.1 million (based on an average of $51.97 per share).

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

	Three Months Ended	Three Months Ended
	April 2, 2011	April 3, 2010
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$69,654	$79,498
Restructuring charges and pension (a)	6,177	938

Operating income, as adjusted (non-GAAP)	$75,831	$80,436

Income from continuing operations, as reported (GAAP)	$44,532	$48,312
Restructuring charges and pension, net of income tax (a)	4,121	481
Costs related to the redemption of debt, net of income tax (b)	—	1,015
Taxation (c)	1,130	1,337

Income from continuing operations, as adjusted (non-GAAP)	$49,783	$51,145

Diluted earnings per share from continuing operations, as reported (GAAP)	$0.98	$1.03
Restructuring charges and pension, net of income tax (a)	0.09	0.01
Costs related to the redemption of debt, net of income tax (b)	—	0.02
Taxation (c)	0.03	0.03

Diluted earnings per share from continuing operations, as adjusted (non-GAAP)	$1.10	$1.09

(a)	This adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations for the Three Months Ended April 2, 2011 and April 3, 2010, respectively, without the effects of restructuring charges and other exit costs ($6,489 and $959, on a pre-tax basis, for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively) and pension income ($312 and $21, on a pre-tax basis, for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively). The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred the restructuring and other exit costs and recognized pension income.

(b)	This adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effect of a charge as shown in the table above related to the repurchase of a portion of its Senior Notes during the Three Months Ended April 3, 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the U.S.

(c)	For the Three Months Ended April 2, 2011 and Three Months Ended April 3, 2010, this adjustment reflects an additional amount that is required in order to present adjusted (non-GAAP) income from continuing operations and diluted earnings per share from continuing operations at the Company’s forecasted normalized tax rates for Fiscal 2011 (33.2%) and Fiscal 2010 (33.0%), respectively. The Company’s forecasted normalized tax rates for both Fiscal 2011 and Fiscal 2010 excludes the effects of restructuring charges, pension income and certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items. Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company’s core business activities. In addition the Company’s estimate of its normalized tax rate for Fiscal 2010 excludes the effect of costs related to the redemption of debt.
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
NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)

	Three Months Ended April 2, 2011
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$339,471	$5,772	$333,699
Intimate Apparel Group	220,994	3,179	217,815
Swimwear Group	101,696	882	100,814

Net revenues	$662,161	$9,833	$652,328

By Region:
United States	$285,143	$—	$285,143
Europe	168,469	438	168,031
Asia	126,776	4,023	122,753
Mexico, Central and South America	51,718	3,562	48,156
Canada	30,055	1,810	28,245

Total	$662,161	$9,833	$652,328

Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Three Months Ended April 2, 2011, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010.
Recent Accounting Pronouncement
In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented. Results of operations contained 13 weeks of activity for the Three Months Ended April 2, 2011 and for the Three Months Ended April 3, 2010.

	Three Months		Three Months
	Ended April 2,	% of Net	Ended April 3,	% of Net
	2011	Revenues	2010	Revenues
	(in thousands of dollars)
Net revenues	$662,161	100.0%	$588,164	100.0%
Cost of goods sold	367,023	55.4%	321,046	54.6%

Gross profit	295,138	44.6%	267,118	45.4%
Selling, general and administrative expenses	222,637	33.6%	184,973	31.4%
Amortization of intangible assets	3,159	0.5%	2,668	0.5%
Pension income	(312)	0.0%	(21)	0.0%

Operating income	69,654	10.5%	79,498	13.5%
Other income (loss)	(644)		1,820
Interest expense	2,696		4,978
Interest income	(746)		(1,006)

Income from continuing operations before provision for income taxes	68,348		73,706
Provision for income taxes	23,816		25,394

Income from continuing operations	44,532		48,312
(Loss) from discontinued operations, net of taxes	(501)		(337)

Net income	$44,031		$47,975

Net Revenues
For the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, net revenues increased across all Groups (segments) and within each segment the amount of net revenues increased from both wholesale and retail channels of distribution, except that Swimwear Group retail net revenues were substantially unchanged. In line with its strategy of growing its direct-to-consumer business, the percentage of Company retail net revenues to total net revenues increased. In addition, the Company experienced an increase in net revenues across all geographies (most notably in Asia and in Mexico and Central and South America) as presented in the following tables:
Net revenues by segment were as follows:

	Three Months	Three Months
	Ended April 2,	Ended April 3,	Increase	%	Constant $
	2011	2010	(Decrease)	Change	% Change
	(in thousands of dollars)
Sportswear Group	$339,471	$306,346	$33,125	10.8%	8.9%
Intimate Apparel Group	220,994	193,942	27,052	13.9%	12.3%
Swimwear Group	101,696	87,876	13,820	15.7%	14.7%

Net revenues	$662,161	$588,164	$73,997	12.6%	10.9%

	Three Months	Three Months
	Ended April 2,	Ended April 3,
	2011	2010
United States — wholesale
Department stores and independent retailers	9%	12%
Specialty stores	8%	8%
Chain stores	7%	8%
Mass merchandisers	1%	1%
Membership clubs	8%	8%
Off price and other	10%	9%

Total United States — wholesale	43%	46%
International — wholesale	32%	33%
Retail (a)	25%	21%

Net revenues — consolidated	100%	100%

(a)	for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, 98.2% and 97.4%, respectively, of retail net revenues were derived from the Company’s international operations.
Net revenues by geography were as follows:

	Three Months	Three Months
	Ended April 2,	Ended April 3,	Increase /		Constant $
	2011	2010	(Decrease)	% Change	% Change
	(in thousands of dollars)

United States	$285,143	$270,750	$14,393	5.3%	5.3%
Europe	168,469	157,302	11,167	7.1%	6.8%
Asia	126,776	97,073	29,703	30.6%	26.5%
Mexico, Central and South America	51,718	37,543	14,175	37.8%	28.3%
Canada	30,055	25,496	4,559	17.9%	10.8%

	$662,161	$588,164	$73,997	12.6%	10.9%

The effect of fluctuations in foreign currency exchange rates on net revenues was an increase of $9.8 million for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010. See Overview, above.
During the Three Months Ended April 2, 2011, the Company’s top five customers accounted for $136.1 million (20.5% of Company net revenue as compared to $120.1 million (20.4% of Company net revenue) for the Three Months Ended April 3, 2010. During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months
	Ended April 2,	Ended April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$184,146	$191,201	$(7,055)	-3.7%
Chaps	54,879	46,224	8,655	18.7%

Sportswear wholesale	239,025	237,425	1,600	0.7%
Calvin Klein Jeans retail	100,446	68,921	31,525	45.7%

Sportswear Group (a)	$339,471	$306,346	$33,125	10.8%

(a)	Includes net revenues of $42.0 million and $38.8 million related to the Calvin Klein accessories business in Europe, Asia, Canada and Mexico and Central and South America for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively.
Sportswear Group net revenues increased $33.1 million to $339.4 million for the Three Months Ended April 2, 2011 from $306.3 million for the Three Months Ended April 3, 2010. Sportswear Group net revenues from international operations increased $33.0 million and from domestic operations increased $0.1 million. The increase in international net revenues includes a $5.8 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Jeans increased $24.5 million overall. Wholesale sales of Calvin Klein Jeans decreased $7.1 million (including decreases of $7.8 million in the U.S. and $8.6 million in Europe, partially offset by increases of $6.6 million in Mexico, Central and South America and $2.4 million in Asia). The decrease in worldwide wholesale net revenues was primarily due (in constant currency) to the following:
(i)	a decrease in the U.S. primarily due to decreased sales to department, off-price and outlet stores coupled with an increase in the level of customer allowances, both of which are reflective of weakness in the women’s business, partially offset by a slight increase in the men’s business; and
(ii)	a decrease in Europe primarily due to decreased sales of Calvin Klein Jeans and accessories to specialty and independent stores and distributors, due in part to the conversion of a portion of the Company’s wholesale businesses in Italy to retail businesses, as a result of the acquisition of the Company’s Italian distributor of Calvin Klein products in the fourth quarter of Fiscal 2010, partially offset by an increase in sales in the off-price channel.
Those decreases were partially offset by:
(iii)	an increase in sales in Mexico and Central and South America to department stores, membership clubs and specialty stores, including an increase in new customers and increased penetration within existing customers; and
(iv)	a net increase in Asia primarily due to the expansion of the distribution network in the People’s Republic of China and other regions of Asia, partially offset by (a) the conversion of a portion of the Company’s wholesale businesses in Taiwan, the People’s Republic of China and Singapore to retail businesses as a result of the acquisition of distributors’ businesses in those regions in January 2011 (Taiwan) and the second quarter of 2010, and (b) a decrease in sales to the off-price channel primarily due to lower levels of excess inventory.
Net revenues from Calvin Klein Jeans retail sales increased $31.5 million (including increases of $16.1 million in Asia, $13.2 million in Europe and $2.0 million in Mexico, Central and South America). The increase in retail net revenues was primarily due (in constant currency) to a 7.4% increase in comparable store sales, coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Taiwan during the Three Months Ended April 2, 2011 and in Italy, the People’s Republic of China and Singapore during the second and fourth quarters of Fiscal 2010).
Net revenues from Chaps increased $8.7 million. The increase primarily reflects an increase in sales in the U.S. to chain stores and customers in the off-price channel (due to higher demand and additional product offerings), partially offset by an increase in the level of customer allowances.

Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months
	Ended April 2,	Ended April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$110,457	$95,692	$14,765	15.4%
Core Intimates	45,220	45,535	(315)	-0.7%

Intimate Apparel wholesale	155,677	141,227	14,450	10.2%
Calvin Klein Underwear retail	65,317	52,715	12,602	23.9%

Intimate Apparel Group	$220,994	$193,942	$27,052	13.9%

Intimate Apparel Group net revenues increased $27.1 million to $221.0 million for the Three Months Ended April 2, 2011 from $193.9 million for the Three Months Ended April 3, 2010. Intimate Apparel Group net revenues from international operations increased $23.7 million and from domestic operations increased $3.4 million. The increase in international net revenues includes a $3.2 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Underwear increased $27.4 million overall. Wholesale sales increased $14.8 million (including increases of $4.0 million in the U.S., $4.3 million in Mexico, Central and South America, $3.5 million in Europe, $2.1 million in Asia and $0.9 million in Canada). The increase in worldwide wholesale net revenue was primarily due (in constant currency) to the following:
(i)	increases in all geographies, that benefitted from the launch of the ck one product line of Calvin Klein underwear for men and women;
(ii)	an increase in the U.S., which primarily resulted from an increase in sales to the off-price channel due primarily to deliveries in the first quarter of Fiscal 2011, where comparable deliveries occurred in the second quarter of Fiscal 2010;
(iii)	an increase in Mexico, Central and South America, primarily due to increased sales to department stores and specialty stores, including an increase in new customers and increased penetration within existing customers;
(iv)	in Asia, an increase primarily due to the expansion of the Company’s distribution networks in the People’s Republic of China and other regions of Asia, partially offset by the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China and Singapore to retail businesses, as a result of the acquisition of distributors’ businesses in those regions in the second quarter of 2010; and
(v)	in Europe, increases in sales to customers in the off-price channel.
Net revenues from Calvin Klein Underwear retail sales increased $12.6 million (primarily related to increases of $9.1 million in Asia and $2.8 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in Taiwan during the Three Months Ended April 2, 2011 and in Italy, the People’s Republic of China and Singapore in the second and fourth quarters of Fiscal 2010) and to an 8.2% increase in comparable store sales. In addition, the increase reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the Three Months Ended April 2, 2011, sales of the Calvin Klein X men’s product line in all geographies (which launched during the second and third quarters of Fiscal 2010) and sales of the Calvin Klein Envy women’s product line (which launched primarily in Europe and Asia during the second and third quarters of Fiscal 2010).
Net revenues from Core Intimates decreased $0.3 million. The decrease primarily reflects a decrease in sales in the U.S. primarily due to new product launches scheduled for the second quarter of Fiscal 2011, where new product launches occurred in the first quarter of Fiscal 2010. Those decreases were partially offset by higher sales volume in the off-price channel.

Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months
	Ended April 2,	Ended April 3,	Increase	%
	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Speedo	$83,520	$73,490	$10,030	13.6%
Calvin Klein	15,862	11,970	3,892	32.5%

Swimwear wholesale	99,382	85,460	13,922	16.3%
Swimwear retail (a)	2,314	2,416	(102)	-4.2%

Swimwear Group	$101,696	$87,876	$13,820	15.7%

(a)	includes $0.3 million and $0.3 million for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively, related to Calvin Klein retail swimwear.
Swimwear Group net revenues increased $13.8 million to $101.7 million for the Three Months Ended April 2, 2011 from $87.9 million for the Three Months Ended April 3, 2010. Swimwear Group net revenues from international operations increased $2.9 million and from domestic operations increased $10.9 million. The increase in international net revenues includes a $0.9 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above. Comparable store sales declined 16.2% for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 in the Swimwear Group.
Net revenues from Speedo increased $10.0 million, which primarily represented an increase of $7.9 million in the U.S., primarily due to increased sales to membership clubs, mass merchandisers, specialty stores and off-price stores. In Canada, net revenues increased $1.7 million, primarily due to shipments to membership clubs in the first quarter of Fiscal 2011, where comparable shipments occurred in the second quarter of Fiscal 2010.
Net revenues from Calvin Klein swimwear increased $3.8 million, mainly in wholesale sales, primarily due, in the U.S., to increased sales to department stores and the introduction of sales to membership clubs in 2011. In Europe, net revenues increased primarily due to sales of special products in the off-price channel. Retail sales were substantially unchanged.
Gross Profit
Gross profit was as follows:

	Three Months		Three Months
	Ended April 2,	% of Brand	Ended April 3,	% of Brand
	2011	Net Revenues	2010	Net Revenues
	(in thousands of dollars)

Sportswear Group	$151,400	44.6%	$138,147	45.1%
Intimate Apparel Group	107,789	48.8%	97,472	50.3%
Swimwear Group	35,949	35.3%	31,499	35.8%

Total gross profit	$295,138	44.6%	$267,118	45.4%

Gross profit was $295.1 million, or 44.6% of net revenues, for the Three Months Ended April 2, 2011 compared to $267.1 million, or 45.4% of net revenues, for the Three Months Ended April 3, 2010. The $28.0 million (10.5%) increase in gross profit was primarily generated from the Company’s international retail businesses and is reflective of increased net revenues (see above). Gross profit for the Three Months Ended April 2, 2011 includes an increase of $3.2 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $13.2 million, and gross margin decreased 50 basis points, for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, reflecting a $20.1 million increase in international operations, partially offset by a $6.9 million decrease in the domestic business. The 50 basis point decline in gross margin reflects a decline in domestic gross margin (primarily related to the effect of an increase in the level of customer allowances, an unfavorable sales mix and to a lesser extent, an increase in product costs ), partially offset by an increase in international gross margins ( primarily related to a favorable sales mix in Asia and in Mexico, Central and South America, partially offset by the effect of an unfavorable sales mix and, to a lesser extent, an increase in product costs in Europe).

Intimate Apparel Group gross profit increased $10.3 million and gross margin decreased 150 basis points for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 reflecting a $12.7 million increase in international operations, partially offset by a $2.4 million decrease in the domestic business. The decline in gross margin primarily reflects the effect of an increase in the level of customer allowances (in the U.S.), an unfavorable sales mix in and, to a lesser extent, an increase in product costs, in the U.S. and European businesses, partially offset by the effect of a favorable sales mix in Asia and in Mexico, Central and South America
Swimwear Group gross profit increased $4.4 million and gross margin decreased 50 basis points for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, reflecting a $0.8 million increase in international operations and a $3.6 million increase in the domestic business, primarily reflecting an increase in net revenues (see above).
Selling, General and Administrative Expenses
Selling, general & administrative (“SG&A”) expenses increased $37.6 million to $222.6 million (33.6% of net revenues) for the Three Months Ended April 2, 2011 compared to $185.0 million (31.4% of net revenues) for the Three Months Ended April 3, 2010. The increase in SG&A expenses includes:
(i)	an increase of $28.1 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America and new warehouses in the Netherlands, the People’s Republic of China and Singapore, partially offset by the elimination of duplicative costs associated with consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	an increase of $3.1 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s jeanswear and underwear during the Three Months Ended April 2, 2011 and expenditures related to the Company’s Calvin Klein X product line of men’s underwear and Calvin Klein Envy product line of women’s underwear, which lines were launched during the second half of Fiscal 2010; and
(iii)	an increase in administrative expenses of $6.4 million, primarily related to an increase in restructuring charges of $5.0 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), amounts recorded for stock-based compensation expense ($1.8 million) (see below) and additional expense due to fluctuations in foreign currency exchange rates ($2.1 million), partially offset by a decrease in amounts accrued for performance-based employee cash compensation ($2.2 million).
The Company granted share-based compensation awards (stock options and restricted shares/units) to officers and certain employees during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, for which the Company recorded $11.3 million and $9.5 million of stock-based compensation expense, respectively. Due to the retirement-eligibility feature of those share-based awards, $4.1 million and $4.5 million of that compensation expense was recognized during the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively, that would otherwise have been recognized evenly over the three-year vesting periods, from the respective grant dates, of those awards.
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 resulted in a $4.5 million increase in SG&A.
Amortization of Intangible Assets
Amortization of intangible assets was $3.2 million for the Three Months Ended April 2, 2011 compared to $2.7 million for the Three Months Ended April 3, 2010 (see Note 13 of Notes to Consolidated Condensed Financial Statements — Intangible Assets and Goodwill).
Pension Income
Pension income was $0.3 million for the Three Months Ended April 2, 2011 compared to pension income of $0.02 million for the Three Months Ended April 3, 2010. The increase in pension income is primarily related to the anticipation of a higher asset base for Fiscal 2011 than for Fiscal 2010 due to higher returns earned on the Pension Plan’s assets and lower interest charges due to a decrease in the discount rate used to determine the projected benefit obligation to 5.8% for Fiscal 2011 from 6.1% in Fiscal 2010. See Note 8 of Notes to Consolidated Condensed Financial Statements.

Operating Income
The following table presents operating income by Group (segment):

	Three Months	Three Months
	Ended April 2,	Ended April 3,
	2011	2010
	(in thousands of dollars)
Sportswear Group (a)	$38,600	$49,246
Intimate Apparel Group (a)	30,537	32,756
Swimwear Group (a)	14,068	11,961
Corporate/other expenses (a) (b)	(13,551)	(14,465)

Operating income (c)	$69,654	$79,498

Operating income as a percentage of net revenue	10.5%	13.5%

(a)	reflects the allocation of $2.5 million of corporate expenses to the Sportswear Group $1.7 million, Intimate Apparel Group $0.9 million and Swimwear Group ($0.08) million, respectively, during the Three Months Ended April 3, 2010 to conform to the presentation for the Three Months Ended April 2, 2011 (see Overview, above).

(b)	the decrease in corporate/other expenses for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 was primarily related to a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits, partially offset by an increase in stock-based compensation expense and foreign currency exchange-related losses.

(c)	includes approximately $6.5 million and $1.0 million for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 resulted in a $1.3 million decrease in operating income (see Overview, above).
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months		Three Months	% of
	Ended April 2,	% of Brand	Ended April 3,	Brand Net
	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$30,181	16.4%	$41,208	21.6%
Chaps	7,370	13.4%	6,600	14.3%

Sportswear wholesale	37,551	15.7%	47,808	20.1%
Calvin Klein Jeans retail	1,049	1.0%	1,438	2.1%

Sportswear Group (a)	$38,600	11.4%	$49,246	16.1%

(a)	includes restructuring charges of $1.6 million for the Three Months Ended April 2, 2011 and gains of $0.1 million for the Three Months Ended April 3, 2010.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months
	Ended April 2,	Ended April 3,
	2011	2010
	(in thousands of dollars)
Calvin Klein Jeans	$4,381	$4,526
Chaps	1,959	2,006

Sportswear wholesale	6,340	6,532
Calvin Klein Jeans retail	533	359

Sportswear Group	$6,873	$6,891

Sportswear Group operating income decreased $10.7 million, or 21.6%, reflecting decreases of $11.0 million and $0.4 million in the Calvin Klein Jeans wholesale and Calvin Klein Jeans retail businesses, respectively, and an increase of $0.7 million in the Chaps business. Sportswear Group operating income includes an increase of $0.9 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects a $13.2 million increase in gross profit, more than offset by a $23.9 million increase in SG&A (including amortization of intangible assets) expenses. The increase in Sportswear Group gross profit includes a $5.7 million decrease in the gross profit of the Calvin Klein Jeans wholesale businesses mainly related to an unfavorable sales mix, an increase in customer allowances and, to a lesser extent, increased product costs. The increase in SG&A expenses is primarily related to the addition of new retail stores opened or acquired by the Company (including stores acquired in Taiwan during the Three Months Ended April 2, 2011 and in Italy, the People’s Republic of China and Singapore in the second and fourth quarters of Fiscal 2010), an increase in restructuring related charges and an increase due to the effects of foreign currency fluctuations.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months		Three Months	% of
	Ended April 2,	% of Brand	Ended April 3,	Brand Net
	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$19,418	17.6%	$19,230	20.1%
Core Intimates	4,878	10.8%	7,112	15.6%

Intimate Apparel wholesale	24,296	15.6%	26,342	18.7%
Calvin Klein Underwear retail	6,241	9.6%	6,414	12.2%

Intimate Apparel Group (a)	$30,537	13.8%	$32,756	16.9%

(a)	includes restructuring charges of $1.4 million for the Three Months Ended April 2, 2011 and $0 for the Three Months Ended April 3, 2010.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months
	Ended April 2,	Ended April 3,
	2011	2010
	(in thousands of dollars)
Calvin Klein Underwear	$2,835	$3,036
Core Intimates	1,528	1,493

Intimate Apparel wholesale	4,363	4,529
Calvin Klein Underwear retail	346	258

Intimate Apparel Group	$4,709	$4,787

Intimate Apparel Group operating income for the Three Months Ended April 2, 2011 decreased $2.2 million, or 6.8%, reflecting decreases of $2.2 million in Core Intimates and $0.2 million in Calvin Klein Underwear retail, partially offset by an increase of $0.2 million in Calvin Klein Underwear wholesale. Intimate Apparel Group operating income includes a decrease of $1.1 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects a $10.3 million increase in gross profit, more than offset by a $12.5 million increase in SG&A expenses (including amortization of intangible assets). The increase in Intimate Apparel Group gross profit includes a $2.0 million decrease in the gross profit of the Core Intimates business mainly related to an unfavorable sales mix, an increase in customer allowances and, to a lesser extent, increased product costs. The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the ck one product line of men’s and women’s underwear, an increase in selling expenses related to retail store openings in Europe, Asia, Canada and South America, an increase in restructuring related expenses and an increase due to the effects of fluctuations in foreign currency exchange rates.

Swimwear Group
Swimwear Group operating income was as follows:

	Three Months		Three Months	% of
	Ended April 2,	% of Brand	Ended April 3,	Brand Net
	2011 (c)	Net Revenues	2010 (c)	Revenues
	(in thousands of dollars)
Speedo	$12,696	15.2%	$10,380	14.1%
Calvin Klein	1,128	7.1%	1,373	11.5%

Swimwear wholesale	13,824	13.9%	11,753	13.8%
Swimwear retail (a)	244	10.5%	208	8.6%

Swimwear Group (b)	$14,068	13.8%	$11,961	13.6%

(a)	includes losses of $0 and $0.1 million for the Three Months Ended April 2, 2011 and April 3, 2010, respectively, related to Calvin Klein retail swimwear.

(b)	includes restructuring charges of $3.1 million for the Three Months Ended April 2, 2011 and $0.3 million for the Three Months Ended April 3, 2010.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months
	Ended April 2,	Ended April 3,
	2011	2010
	(in thousands of dollars)
Speedo	$2,224	$2,112
Calvin Klein	468	243

Swimwear wholesale	2,692	2,355
Swimwear retail	98	141

Swimwear Group	$2,790	$2,496

Swimwear Group operating income for the Three Months Ended April 2, 2011 increased $2.1 million, or 17.6%, reflecting a $2.3 million increase in Speedo wholesale and a $0.2 million decrease in Calvin Klein wholesale. Swimwear retail operating income was substantially unchanged. The effect on Swimwear Group operating income related to fluctuations in foreign currency exchange rates was negligible. The increase in Swimwear Group operating income was primarily related to the U.S. businesses ($2.5 million). The increase in Swimwear operating income reflects a $4.4 million increase in gross profit, partially offset by a $2.3 million increase in SG&A expenses primarily related to an increase in restructuring costs.
Other Loss (Income)
Other income of $0.6 million for the Three Months Ended April 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other loss of $1.8 million for the Three Months Ended April 3, 2010 primarily reflects a loss of $1.7 million related to the extinguishment of $50 million of Senior Notes in the first quarter of 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements).
Interest Expense
Interest expense decreased $2.3 million to $2.7 million for the Three Months Ended April 2, 2011 from $5.0 million for the Three Months Ended April 3, 2010. The decrease primarily relates to the redemption of the remaining outstanding balance of $110.9 million of the Senior Notes during the second quarter of Fiscal 2010, which were repaid prior to their date of maturity in June 2013, a decrease in the outstanding balances related to the CKJEA Notes payable, partially offset by an increase in the balance of the 2008 Credit Agreements and the balance of the Italian Note, which was entered into in the third quarter of Fiscal 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements).

Interest Income
Interest income decreased $0.3 million to $0.7 million for the Three Months Ended April 2, 2011 from $1.0 million for the Three Months Ended April 3, 2010, due primarily to a decrease in the average of the Company’s cash balance during the Three Months Ended April 2, 2011.
Income Taxes
The effective tax rates for the Three Months Ended April 2, 2011 and April 3, 2010 were 34.8% and 34.5% respectively. The higher effective tax rate for the Three Months Ended April 2, 2011 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, as well as increased interest and penalties associated with uncertain tax positions in certain of the Company’s foreign subsidiaries recorded discretely during the Three Months Ended April 2, 2011.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $0.5 million for the Three Months Ended April 2, 2011 compared to a loss of $0.3 million for the Three Months Ended April 3, 2010, primarily related to the Company’s Ocean Pacific Apparel and Lejaby discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Liquidity and Capital Resources
Liquidity
The Company’s principal source of operating cash flows is from sales of its product to customers. In constant currencies, sales to customers increased for the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010 (see Overview, Non-GAAP Measures and Results of Operations — Net Revenues, above). The Company’s principal operating outflows of cash relate to purchases of inventory and related costs, SG&A expenses and capital expenditures (primarily related to store fixtures and retail store openings).
During the Three Months Ended April 2, 2011, the cash inflows from product sales were more than offset by operating cash outflows which resulted in the Company increasing its borrowings under its debt facilities. The increase in cash outflows primarily related to additional investments in working capital (see Accounts Receivable and Inventories and Cash Flows, below) and an increase in SG&A expenses (see Selling, General and Administrative Expenses, above) in Europe, Asia and Mexico and Central and South America primarily related to the increase in newly opened and acquired retail stores. In addition, to a lesser extent, cash outflows resulted from an increase in costs for raw material, labor and freight, particularly in the U.S. and European businesses. The product cost increases are expected to continue during the remainder of Fiscal 2011 and to adversely affect operating margins of the Company’s worldwide businesses. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
The Company believes that, at April 2, 2011, cash on hand, cash to be generated from future operating activities and cash available under the 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.
As of April 2, 2011, the Company had working capital (current assets less current liabilities) of $555.2 million. Included in working capital as of April 2, 2011 were (among other items) cash and cash equivalents of $174.1 million and short-term debt of $146.4 million, including $96.7 million under the 2008 Credit Agreements, $29.2 million under the CKJEA Notes, $11.4 million under the Italian Note and $9.1 million of other short-term debt.

Short-Term Borrowings
As of April 2, 2011, under the 2008 Credit Agreement, the Company had $96.7 million in loans and $38.7 million in letters of credit outstanding, leaving approximately $111.2 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $1.9 million of letters of credit, leaving approximately $26.7 million of availability (see Note 14 of Notes to Consolidated Condensed Financial Statements).
The revolving credit facilities under the 2008 Credit Agreements reflect funding commitments by a syndicate of banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that the ability of those banks to make loans during the Three Months Ended April 2, 2011 has increased relative to the Three Months Ended April 3, 2010. However, the Company continues to monitor the creditworthiness of the syndicated banks.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.1 to 1.0. The Company was in compliance with the covenants of its 2008 Credit Agreements as of April 2, 2011, January 1, 2011 and April 3, 2010, and of its Senior Notes as of April 3, 2010.
During the Three Months Ended April 2, 2011, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including repurchase of Common Stock (see Note 15 of Notes to Consolidated Condensed Financial Statements), settlement of the OP litigation (see Note 18 of Notes to Consolidated Condensed Financial Statements), funding of the Company’s pension plan, and payment of incentive compensation. As of April 2, 2011, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or to raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
The CKJEA Notes consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%) held by certain of the Company’s European subsidiaries. During the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than twelve months and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties.
The Italian Note was entered into by one of the Company’s Italian subsidiaries on September 30, 2010 in connection with the acquisition of the business of a distributor of its Calvin Klein products in Italy (see Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010). The initial principal amount of the Italian Notes was €10.0 million ($13.4 million) and was €8.0 million ($11.4 million) at April 2, 2011. Although the maturity date of the Italian Note is March 12, 2012, the Company has the ability and intent to repay the Italian Note in full by the end of Fiscal 2011, and has, therefore, classified the Italian Note as a current liability.
The Company’s corporate or family credit ratings and outlooks at April 2, 2011, are summarized below:

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
Capital Expenditures
During the Three Months Ended April 2, 2011, the Company leased approximately 25,000 square feet of additional retail store space worldwide from newly opened stores and acquired an additional 25,000 square feet of retail space in Taiwan (see Note 3 of Notes to Consolidated Condensed Financial Statements), which resulted in capital expenditures of approximately $11 million. The Company has targeted an additional 115,000 square feet of new retail space for the remainder of Fiscal 2011, for which it expects to incur additional costs for capital expenditures of approximately $13 million.
Restructuring
During the Three Months Ended April 2, 2011, the Company incurred restructuring and other exit costs of $6.5 million related to the consolidation and restructuring of certain international operations and job eliminations in the U.S. and made payments of approximately $1.7 million related to those activities. During the remainder of Fiscal 2011, the Company expects to incur additional costs of between $15 million and $19 million related to these initiatives. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities.
Business Acquisitions
During the fourth quarter of Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the consideration also includes three contingent payments through March 31, 2012. During the Three Months Ended April 3, 2010, the Company made the first such payment, amounting to approximately $3.4 million, based upon the operating results achieved by WBR in the fourth quarter of Fiscal 2009. During the Three Months Ended April 2, 2011, the Company made the second contingent payment of approximately $11.5 million, based upon the operating results of WBR for Fiscal 2010. The Company expects, based on the operating results of WBR, that the third such payment will be approximately $11.5 million and will be paid by March 31, 2012. See Note 3 of Notes to Consolidated Condensed Financial Statements.
During the Three Months Ended April 2, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of $1.4 million. See Note 3 of Notes to Consolidated Condensed Financial Statements.
Share Repurchases
During the Three Months Ended April 2, 2011, the Company repurchased 560,842 shares of its common stock under the 2010 Share Repurchase Program (defined below) for a total of $29.1 million (based on an average of $51.97 per share). In addition, the Company repurchased 35,532 shares of common stock for a total of $2.0 million (based on an average of $56.18 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, below). Repurchased shares are held in treasury pending use for general corporate purposes.
Derivative Financial Instruments
During the Three Months Ended April 2, 2011, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany payables, receivables or loans denominated in U.S. dollars or Pounds Sterling. During the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, the U.S. Dollar was weaker relative to the foreign currencies noted above. The cash flows of those subsidiaries were, therefore, favorably affected by the fluctuations of those foreign currencies relative to the U.S. dollar. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts (see Note 11 of Notes to Consolidated Condensed Financial Statements).

The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At April 2, 2011, the Company’s hedging programs included $77.0 million of future inventory purchases, $23.3 million of future minimum royalty and advertising payments and $46.0 million of intercompany payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).
Pension Plan
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plan. During the Three Months Ended April 2, 2011, the Company contributed $3.9 million to the domestic pension plan. Contributions for Fiscal 2011 are expected to total $8.8 million and for the following four years are expected to be in the range of $5.7 million and $9.6 million. Actual later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension plan.
The fair value of the Pension Plan’s assets, net of expenses, increased to approximately $132.2 million at April 2, 2011 compared to $127.7 million at January 1, 2011, reflecting an actual annualized rate of return on the Pension Plan’s assets, net of expenses, of 14% for the Three Months Ended April 2, 2011. That rate of return was in excess of the assumed rate of return of 8% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income (expense) on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 8% per annum for the remainder of Fiscal 2011, the Company could recognize additional pension income for the year ending December 31, 2011. The Company’s pension income (expense) is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2011. Based upon results for Fiscal 2010, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.7 million.
Accounts Receivable and Inventories
Accounts receivable increased $77.9 million to $396.0 million at April 2, 2011 from $318.1 million at January 1, 2011, and increased $16.0 million to $396.0 million at April 2, 2011 from $380.0 million at April 3, 2010. The balance of accounts receivable at April 2, 2011 compared to the balances at January 1, 2011 and April 3, 2010 includes an increase of $9.5 million and $10.7 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan and Mexican peso). The increases were due primarily to increased sales volume in March 2011 compared to December 2010 and March 2011 compared to March 2010, respectively.
Inventories increased $53.8 million to $364.3 million at April 2, 2011 from $310.5 million at January 1, 2011 and increased $97.1 million to $364.3 million at April 2, 2011 from $267.2 million at April 3, 2010. The balance of inventories at April 2, 2011 compared to the balances at January 1, 2011 and April 3, 2010 includes an increase of $9.8 million and $11.2 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan and Mexican peso). The inventory increase from April 3, 2010 to April 2, 2011 primarily reflects the significant expansion of the Company’s direct to consumer business (including retail openings for the second quarter) ($47 million), growth in its overall wholesale business ($35 million), and inventory in-transit (intended to partially mitigate cost increases) ($15 million).

Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended April 2, 2011 and the Three Months Ended April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$(67,497)	$(30,267)
Discontinued operations	(16,284)	146
Net cash (used in) investing activities:
Continuing operations	(13,285)	(9,567)
Discontinued operations	—	—
Net cash provided by (used in) financing activities:
Continuing operations	75,252	(120,775)
Discontinued operations	—	—
Translation adjustments	4,682	(2,837)

(Decrease) in cash and cash equivalents	$(17,132)	$(163,300)

For the Three Months Ended April 2, 2011, cash used in operating activities from continuing operations was $67.5 million compared to cash used in operating activities of $30.3 million for Three Months Ended April 3, 2010. The $37.2 million increase in cash used in operating activities was due to a decrease in net income, net of non-cash charges, coupled with an increase in outflows related to changes in working capital.
Working capital changes for the Three Months Ended April 2, 2011 included cash outflows of $70.4 million related to accounts receivable (due to increased sales in March 2011 than in December 2010 and the timing of payments), $46.6 million related to inventory (primarily to support the Company’s growth expectations for the remainder of Fiscal 2011 and for certain early purchases of product) and $28.4 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $3.3 million related to prepaid expenses and other assets (primarily related to prepaid advertising, prepaid rent and prepaid taxes, other than income taxes) and $3.2 million related to accrued income taxes.
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
For the Three Months Ended April 2, 2011 compared to the Three Months Ended April 3, 2010, cash used in operating activities from discontinued operations increased $16.4 million primarily related to settlement of the OP litigation (see Note 18 of Notes to Consolidated Condensed Financial Statements).
For the Three Months Ended April 2, 2011, net cash used in investing activities from continuing operations was $13.3 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores. For the Three Months Ended April 3, 2010, net cash used in investing activities from continuing operations was $9.6 million, mainly attributable to purchases of property, plant and equipment, including $6.1 million related to the Company’s new distribution center in the Netherlands.
Net cash provided by financing activities for the Three Months Ended April 2, 2011 was $75.3 million, which primarily reflects net cash provided of $96.7 million related to borrowings under the New Credit Agreements, $15.3 million related to short-term notes payable and $5.8 million from the exercise of employee stock options, partially offset by cash used of $31.1 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees) and $11.5 million related to a contingent payment made during the Three Months Ended April 2, 2011 in connection with the acquisition of the equity interest in WBR, which occurred in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction.

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
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of April 2, 2011 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010, with the exception of certain operating leases and other contractual obligations entered into during the Three Months Ended April 2, 2011 (see Note 19 of Notes to Consolidated Condensed Financial Statements).
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
The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; deterioration in global or regional or other macro-economic conditions that affect the apparel industry, including turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with our products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies in Discussion of Critical Accounting Policies included in the Company’s Annual Report on Form 10-K for Fiscal 2010, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Three Months Ended April 2, 2011, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended April 2, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.
Item 1A. Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2010, filed with the SEC on February 28, 2011 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended April 2, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During May 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”), which allows the Company to repurchase up to 5,000,000 shares of its common stock. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. During the Three Months Ended April 2, 2011, the Company purchased 560,842 shares of common stock for a total of $29.1 million (based on $51.97 per share) under the 2010 Share Repurchase Program.
An aggregate of 35,532 shares included below as repurchased during the Three Months Ended April 2, 2011 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Three Months Ended April 2, 2011.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plan

January 2, 2011 – January 29, 2011	560,932	$51.97	560,842	3,500,000

January 30, 2011 – February 26, 2011	—	$—	—	3,500,000

February 27, 2011 – April 2, 2011	35,442	$56.19	—	3,500,000
In the event that available credit under the 2008 Credit Agreements ($138.0 million at April 2, 2011) is less than 25% of the aggregate borrowing limit under the 2008 Credit Agreements ($68.8 million at April 2, 2011), the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. The Company has not paid any dividends on the Common Stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
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

THE WARNACO GROUP, INC.
Date: May 5, 2011	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: May 5, 2011	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer