Form 10-Q/A
period 2010-10-02
WARNACO GROUP INC /DE/
filed 2011-07-08
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-10857
THE WARNACO GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4032739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Seventh Avenue
New York, New York 10018
(Address of principal executive offices, Zip Code)
(212) 287-8000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of November 3, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	44,504,372

ITEM 6. EXHIBITS
SIGNATURES
Exhibit 10.1
Exhibit 10.4
Exhibit 31.3
Exhibit 31.4

EXPLANATORY NOTE
The Warnaco Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 (the “Initial Form 10-Q”) to amend Item 6. In response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a confidential treatment request made by the Company for certain portions of Exhibits 10.1 and 10.4 to the Initial Form 10-Q, this Amendment No. 1 amends Item 6 to re-file such exhibits. Additionally, this Amendment No. 1 to the Initial Form 10-Q includes, as Exhibits 31.3 and 31.4, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other modifications or updates have been made to the Initial Form 10-Q. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Initial Form 10-Q. This Form 10-Q/A does not reflect events occurring after the Initial Form 10-Q, or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Initial Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Initial Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

ITEM 6.	EXHIBITS
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

10.1
Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (previously filed as Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and re-filed as Exhibit 10.1 to the Initial Form 10-Q). † #

10.3
Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder. @ #

10.4
Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (previously filed as Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2010, and re-filed as Exhibit 10.4 to the Initial Form 10-Q). † #

Exhibit No.	Description of Exhibit

10.7	General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. @ #

10.8	General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. @

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, dated November 8, 2010. @

31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, dated November 8, 2010. @

31.3	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, dated July 8, 2011. †

31.4	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, dated July 8, 2011. †

32
Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010. (furnished with the Initial Form 10-Q)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase @

101.INS	XBRL Instance Document @

101.LAB	XBRL Taxonomy Extension Label Linkbase @

101.PRE	XBRL Taxonomy Extension Presentation Linkbase @

101.SCH	XBRL Taxonomy Extension Schema Linkbase @

101.DEF	XBRL Definition Linkbase Document @

*	Previously filed.

†	Filed herewith.

@	Filed with the Initial Form 10-Q

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: July 8, 2011	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: July 8, 2011	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer

5