Form 10-Q
period 2011-07-02
WARNACO GROUP INC /DE/
filed 2011-08-02
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 27, 2011 is as follows: 42,996,289.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

PAGE
NUMBER

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of July 2, 2011, January 1, 2011 and July 3, 2010	1

Consolidated Condensed Statements of Operations for the Three Months and Six Months Ended July 2, 2011 and for the Three Months and Six Months Ended July 3, 2010	2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended July 2, 2011 and for the Six Months Ended July 3, 2010	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 2, 2011 and for the Six Months Ended July 3, 2010	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. (Removed and Reserved)	57

Item 5. Other Information	58

Item 6. Exhibits	58

SIGNATURES	60

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	July 2, 2011	January 1, 2011	July 3, 2010

ASSETS

Current assets:
Cash and cash equivalents	$294,802	$191,227	$172,863
Accounts receivable, net of reserves of $94,887, $95,639 and $86,001 as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively	320,416	318,123	304,328
Inventories	355,384	310,504	277,565
Assets of discontinued operations	—	125	1,426
Prepaid expenses and other current assets (including deferred income taxes of $62,937, $58,270, and $51,516 as of July 2, 2011, January 1, 2011, and July 3, 2010, respectively)	166,333	158,659	144,898

Total current assets	1,136,935	978,638	901,080

Property, plant and equipment, net	130,566	129,252	119,952
Other assets:
Licenses, trademarks and other intangible assets, net	382,686	373,276	344,685
Goodwill	123,309	115,278	101,227
Other assets (including deferred income taxes of $23,759, $11,769, and $14,691 as of July 2, 2011, January 1, 2011, and July 3, 2010, respectively)	90,792	56,828	49,107

Total assets	$1,864,288	$1,653,272	$1,516,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,673	$32,172	$65,203
Accounts payable	149,665	152,714	156,695
Accrued liabilities	194,926	227,561	162,639
Liabilities of discontinued operations	3,433	18,800	8,556
Accrued income taxes payable (including deferred income taxes of $1,124, $262 and $1,110 as of July 2, 2011, January 1, 2011, and July 3, 2010, respectively)	23,589	38,219	30,679

Total current liabilities	384,286	469,466	423,772

Long-term debt	210,631	—	—
Other long-term liabilities (including deferred income taxes of $81,025, $74,233, and $64,569 as of July 2, 2011, January 1, 2011, and July 3, 2010, respectively)	232,448	211,200	191,661
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 52,089,870, 51,712,674 and 51,048,346 issued as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively	521	517	510
Additional paid-in capital	698,855	674,508	652,988
Accumulated other comprehensive income	83,154	43,048	5,788
Retained earnings	590,928	501,394	440,722
Treasury stock, at cost 9,111,960, 7,445,166 and 6,504,161 shares as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively	(336,535)	(246,861)	(199,390)

Total stockholders’ equity	1,036,923	972,606	900,618

Total liabilities and stockholders’ equity	$1,864,288	$1,653,272	$1,516,051

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net revenues	$591,387	$519,334	$1,253,548	$1,107,498
Cost of goods sold	333,117	289,592	700,140	610,638

Gross profit	258,270	229,742	553,408	496,860
Selling, general and administrative expenses	202,854	171,860	425,491	356,833
Amortization of intangible assets	3,126	2,586	6,285	5,254
Pension income	(309)	(22)	(621)	(43)

Operating income	52,599	55,318	122,253	134,816
Other loss (income)	(215)	5,730	(859)	7,550
Interest expense	3,460	4,259	6,156	9,237
Interest income	(810)	(487)	(1,556)	(1,493)

Income from continuing operations before provision for income taxes	50,164	45,816	118,512	119,522
Provision for income taxes	4,598	15,789	28,414	41,183

Income from continuing operations	45,566	30,027	90,098	78,339
(Loss) from discontinued operations, net of taxes	(63)	(93)	(564)	(430)

Net income	$45,503	$29,934	$89,534	$77,909

Basic income per common share (see Note 17):
Income from continuing operations	$1.03	$0.67	$2.03	$1.72
(Loss) from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$1.03	$0.66	$2.02	$1.71

Diluted income per common share (see Note 17):
Income from continuing operations	$1.01	$0.65	$1.99	$1.68
(Loss) from discontinued operations	—	—	(0.02)	(0.01)

Net income	$1.01	$0.65	$1.97	$1.67

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	43,622,535	44,468,794	43,757,202	44,943,829

Diluted	44,458,373	45,426,632	44,698,317	45,936,496

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Income	Total

Balance at January 2, 2010	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$916,110
Comprehensive income:
Net income				77,909		77,909	77,909
Other comprehensive income, net of tax:						—
Foreign currency translation adjustments			(43,290)			(43,290)	(43,290)
Change in cash flow hedges			2,531			2,531	2,531
Other			74			74	74

Other comprehensive income						(40,685)	(40,685)

Comprehensive income						$37,224	37,224

Stock issued in connection with stock compensation plans	4	5,836					5,840
Compensation expense in connection with employee stock compensation plans		13,774					13,774
Purchase of treasury stock related to stock compensation plans					(3,326)		(3,326)
Repurchases of common stock					(69,004)		(69,004)

Balance at July 3, 2010	$510	$652,988	$5,788	$440,722	$(199,390)		$900,618

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive
	Stock	Capital	Income	Earnings	Stock	Income	Total

Balance at January 1, 2011	$517	$674,508	$43,048	$501,394	$(246,861)	$—	$972,606
Comprehensive income:
Net income				89,534		89,534	89,534
Other comprehensive income, net of tax:						—
Foreign currency translation adjustments			41,717			41,717	41,717
Change in cash flow hedges			(1,609)			(1,609)	(1,609)
Other			(2)			(2)	(2)

Other comprehensive income						40,106	40,106

Comprehensive income						$129,640	129,640

Stock issued in connection with stock compensation plans	4	7,863					7,867
Compensation expense in connection with employee stock compensation plans		16,484					16,484
Purchase of treasury stock related to stock compensation plans					(2,082)		(2,082)
Repurchases of common stock					(87,592)		(87,592)

Balance at July 2, 2011	$521	$698,855	$83,154	$590,928	$(336,535)		$1,036,923

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$89,534	$77,909
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange (gain) loss	(5,142)	4,550
Loss from discontinued operations	564	430
Depreciation and amortization	29,927	24,205
Stock compensation	16,484	13,774
Provision for trade and other bad debts	1,594	923
Inventory writedown	9,353	7,680
Loss on repurchase of Senior Notes	—	3,747
Gain on sale of trademarks	(2,000)	—
Other	80	(551)
Changes in operating assets and liabilities:
Accounts receivable	9,093	(29,365)
Inventories	(39,514)	(38,642)
Prepaid expenses and other assets	7,901	(13,414)
Accounts payable, accrued expenses and other liabilities	(48,600)	16,362
Accrued income taxes	(7,776)	26,514

Net cash provided by operating activities from continuing operations	61,498	94,122
Net cash provided by (used in) operating activities from discontinued operations	(18,057)	851

Net cash provided by operating activities	43,441	94,973

Cash flows from investing activities:
Proceeds on disposal of assets	115	57
Purchases of property, plant & equipment	(20,955)	(18,106)
Business acquisitions, net of cash acquired	(1,160)	(6,038)

Net cash (used in) investing activities from continuing operations	(22,000)	(24,087)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(22,000)	(24,087)

Cash flows from financing activities:
Repurchase of Senior Notes due 2013	—	(164,011)
Change in short-term notes payable	(12,875)	(2,656)
Change in revolving credit loans	—	25,133
Repayment of Italian Note	(13,370)	—
Proceeds from 2011 Term loan	200,000	—
Proceeds from the exercise of employee stock options	7,077	5,086
Payment of deferred financing costs	(4,779)	—
Purchase of treasury stock	(89,674)	(72,330)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(11,467)	(3,442)

Net cash provided by (used in) financing activities from continuing operations	74,912	(212,220)
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	74,912	(212,220)

Effect of foreign exchange rate changes on cash and cash equivalents	7,222	(6,557)

Increase (decrease) in cash and cash equivalents	103,575	(147,891)
Cash and cash equivalents at beginning of period	191,227	320,754

Cash and cash equivalents at end of period	$294,802	$172,863

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
The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2010 (as defined below). The year-end Consolidated Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.
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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from April 3, 2011 to July 2, 2011 (the “Three Months Ended July 2, 2011”) and the period from April 4, 2010 to July 3, 2010 (the “Three Months Ended July 3, 2010”) each contained thirteen weeks of operations and the period from January 2, 2011 to July 2, 2011 (the “Six Months Ended July 2, 2011”) and the period from January 3, 2010 to July 3, 2010 (the “Six Months Ended July 3, 2010”) each contained twenty-six weeks of operations.
Reclassifications: Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three Months Ended July 3, 2010 and the Six Months Ended July 3, 2010 have been reclassified to Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. See Note 6 of Notes to Consolidated Condensed Financial Statements.
Subsequent Event: The Company has evaluated events and transactions subsequent to July 2, 2011 for potential recognition or disclosure in the Consolidated Condensed Financial Statements. See Note 3 of Notes to Consolidated Condensed Financial Statements - Acquisition of Equity in Joint Venture in India.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
During May 2011, the FASB issued Accounting Standard Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies that the concept that the fair value of an asset is based on its highest and best use is only relevant when measuring the fair value of nonfinancial assets (and therefore would not apply to financial assets or any liabilities) since financial assets have no alternative use. The new guidance specifies that financial assets are measured based on the fair value of an individual security unless an entity manages its market risks and/or counterparty credit risk exposure within a group (portfolio) of financial instruments on a net basis. ASU 2011-4 requires the following new disclosures related to the Company’s assets and liabilities that are measured at and/or disclosed at fair value: (1) the categorization in the fair value hierarchy of all assets and liabilities that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed (such as the disclosure of the fair value of long-term debt that is recorded at amortized cost on the balance sheet); (2) all, not just significant, transfers between Level 1 and Level 2 fair value measurements; (3) the reason(s), if applicable, why the current use of a nonfinancial asset, that is recorded or disclosed at fair value, differs from its highest and best use; and (4) certain quantitative and qualitative disclosures related to Level 3 fair value measurements. Assets and liabilities of the Company’s defined benefit pension plans (see Note 8 of Notes to Consolidated Condensed Financial Statements) are not subject to any of these new disclosure requirements. The new requirements are effective for the Company for interim and annual periods beginning on or after January 1, 2012 and will be required prospectively upon adoption. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial position, results of operations or cash flows.
During June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the Company to present items of net income and other comprehensive income in a Statement of Comprehensive Income; either in one continuous statement or in two separate, but consecutive, statements of equal prominence. Presentation of components of comprehensive income in the Statement of Stockholders’ Equity will no longer be allowed. The Company will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. Earnings-per-share computation will continue to be based on net income. Components of other comprehensive income will be required to be presented either net of the related tax effects or before the related tax effects with one amount reported for the tax effects of all other comprehensive income items. The Company will also be required to present parenthetically on the face of the statement, or to disclose in the footnotes, the tax allocated to each component of other comprehensive income. The new requirements are effective for all interim and annual periods beginning on or after January 1, 2012. Comparative financial statements of prior periods will be presented to conform to the new guidance. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its financial position, results of operations or cash flows.
Note 3—Acquisitions
Acquisition of Equity in Joint Venture in India
On July 8, 2011, the Company acquired a controlling interest (51%) in the equity of a joint venture with a distributor of its Calvin Klein products in India for cash consideration of approximately $20,400. The acquisition will be accounted for as a business combination and its results will be consolidated into the Company’s operations and financial statements from the acquisition date, with the operating results of the non-controlling interest reported separately. In addition, the Company loaned the non-controlling party in the joint venture $6,000 with an interest rate of 5.0% per annum. The loan matures on July 8, 2016. Interest on the loan is payable in arrears on the last day of each calendar year.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Acquisition of Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of the fiscal year ended January 2, 2010 (“Fiscal 2009”), the Company acquired the remaining non-controlling interest in a Brazilian subsidiary (“WBR”) and eight retail stores in Brazil, collectively, the “Brazilian Acquisition.” As part of the consideration for the Brazilian Acquisition, the Company is required to make three payments through March 31, 2012, which are contingent on the level of operating income achieved (as specified in the acquisition agreement) by WBR during that period. The Company made the second contingent payment of 18,500 Brazilian Real (approximately $11,470), based on the operating results of WBR for Fiscal 2010, on March 31, 2011.
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2010, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net revenues	$—	$738	$—	$1,349

(Loss) before income tax (benefit)	$(100)	$(188)	$(876)	$(716)
Income tax (benefit)	(37)	(95)	(312)	(286)

(Loss) from discontinued operations	$(63)	$(93)	$(564)	$(430)

Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	July 2, 2011	January 1, 2011	July 3, 2010

Accounts receivable, net	$—	$18	$213
Inventories	—	—	400
Prepaid expenses and other current assets	—	107	813

Assets of discontinued operations	$—	$125	$1,426

Accounts payable	$6	$32	$216
Accrued liabilities	3,427	18,768	8,329
Other	—	—	11

Liabilities of discontinued operations	$3,433	$18,800	$8,556

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
Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Six Months Ended July 2, 2011, the Company incurred restructuring charges and other exit costs of $4,954 and $11,443, respectively, primarily related to (i) the rationalization and consolidation of the Company’s international operations ($1,798 and $4,863, respectively); (ii) job eliminations in the U.S. ($864 and $2,031, respectively); (iii) impairment charges and lease contract termination costs in connection with retail store, office and warehouse closures ($2,128 and $4,352, respectively) and (iv) other exit costs ($164 and $197, respectively).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
During the Three and Six Months Ended July 3, 2010, the Company incurred restructuring charges and other exit costs of $1,154 and $2,113, respectively, primarily related to (i) costs associated with workforce to align its cost structure to match current economic conditions ($159 and $1,121, respectively); (ii) the rationalization and consolidation of the Company’s European operations ($305 and $596, respectively) and (iii) other exit activities, including contract termination costs, legal and other costs ($690 and $804, respectively). The charges described in clauses (i) through (iii) were partially offset by the reversal of accruals of expense, totaling $408, in the first quarter of Fiscal 2010 that were no longer needed upon conclusion of the related restructuring events.
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 2, 2011 and the Three and Six Months Ended July 3, 2010, as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of goods sold	$799	$183	$1,466	$274
Selling, general and administrative expenses	4,155	971	9,977	1,839

	$4,954	$1,154	$11,443	$2,113

Cash portion of restructuring items	$3,813	$1,154	$10,276	$2,113
Non-cash portion of restructuring items	1,141	—	1,167	—
Changes in liabilities related to restructuring expenses and other exit costs for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010 are summarized below:

Balance at January 2, 2010	$3,572
Charges for the Six Months Ended July 3, 2010	2,113
Cash reductions for the Six Months Ended July 3, 2010	(3,665)
Non-cash changes and foreign currency effects	(51)

Balance at July 3, 2010	$1,969

Balance at January 1, 2011	$3,582
Charges for the Six Months Ended July 2, 2011	10,276
Cash reductions for the Six Months Ended July 2, 2011	(7,210)
Non-cash changes and foreign currency effects	34

Balance at July 2, 2011 (a)	$6,682

(a)	The balance at July 2, 2011 includes approximately $2,366 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $4,316 recorded in other long term liabilities which amounts are expected to be settled over the next two years.
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
Effective January 2, 2011, in conjunction with an evaluation of the Company’s overall group reporting and to reflect the manner in which the CODM currently evaluates the business, the Company revised its methodology for allocating certain corporate expenses (incurred in the U.S.) to the operating units in each of its business groups. The change in methodology resulted in an increase in the portion of corporate overhead allocated to the business groups for management reporting purposes as well as a change in the manner in which the corporate overhead is allocated between the domestic and international business units. Accordingly, the operating income (loss) for each group and Corporate/Other for the Three and Six Months Ended July 3, 2010 has been revised to conform to the current period presentation. The revision of the operating income (loss) for each group and Corporate/Other did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements Cash Flows for any period presented in this Form 10-Q.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of July 2, 2011, the Sportswear Group operated 513 Calvin Klein retail stores worldwide (consisting of 112 full-price free-standing stores, 54 outlet free-standing stores, 346 shop-in-shop/concession stores and, in the U.S., one on-line store). As of July 2, 2011, there were also 382 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein , Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of July 2, 2011, the Intimate Apparel Group operated 984 Calvin Klein retail stores worldwide (consisting of 89 full-price free-standing stores, 65 outlet free-standing stores and 829 shop-in-shop/concession stores and, in the U.S., one on-line store). As of July 2, 2011, there were also 204 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Information by business group is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended July 2, 2011
Net revenues	$286,289	$226,443	$78,655	$591,387	$—	$591,387
Operating income (loss) (c) (d)	15,957	34,470	10,705	61,132	(8,533)	52,599
Depreciation and amortization	9,583	4,899	683	15,165	315	15,480
Restructuring expense	1,974	1,480	1,187	4,641	313	4,954
Capital expenditures	6,782	1,353	89	8,224	547	8,771

Three Months Ended July 3, 2010
Net revenues	$244,044	$199,116	$76,174	$519,334	$—	$519,334
Operating income (loss) (a)	23,279	33,668	8,954	65,901	(10,583)	55,318
Depreciation and amortization	6,962	4,004	569	11,535	716	12,251
Restructuring expense	549	160	445	1,154	—	1,154
Capital expenditures	6,147	2,320	76	8,543	1,063	9,606

Six Months Ended July 2, 2011
Net revenues	$625,760	$447,437	$180,351	$1,253,548	$—	$1,253,548
Operating income (loss) (c) (d)	54,557	65,007	24,773	144,337	(22,084)	122,253
Depreciation and amortization	18,663	9,338	1,300	29,301	626	29,927
Restructuring expense	3,624	2,922	4,264	10,810	633	11,443
Capital expenditures	11,673	7,484	145	19,302	851	20,153

Six Months Ended July 3, 2010
Net revenues	$550,390	$393,058	$164,050	$1,107,498	$—	$1,107,498
Operating income (loss) (b)	72,525	66,424	20,915	159,864	(25,048)	134,816
Depreciation and amortization	14,215	7,365	1,081	22,661	1,544	24,205
Restructuring expense	442	113	714	1,269	844	2,113
Capital expenditures	13,786	6,391	459	20,636	1,368	22,004

Balance Sheet
Total Assets:
July 2, 2011	$984,604	$519,956	$153,689	$1,658,249	$206,039	$1,864,288
January 1, 2011	995,475	381,371	154,831	1,531,677	121,595	1,653,272
July 3, 2010	888,449	365,800	137,915	1,392,164	123,887	1,516,051
Property, Plant and Equipment:
July 2, 2011	$65,281	$32,153	$2,540	$99,974	$30,592	$130,566
January 1, 2011	63,555	28,522	3,023	95,100	34,152	129,252
July 3, 2010	41,106	38,457	3,490	83,053	36,899	119,952

(a)	reflects the allocation of $2,473 of corporate expenses to the Sportswear Group ($1,708), the Intimate Apparel Group ($895) and the Swimwear Group (($130)), respectively, during the Three Months Ended July 3, 2010 to conform to the presentation for the Three Months Ended July 2, 2011.

(b)	reflects the allocation of $4,955 of corporate expenses to the Sportswear Group ($3,404), the Intimate Apparel Group ($1,757) and the Swimwear Group (($206)), respectively, during the Six Months Ended July 3, 2010 to conform to the presentation for the Six Months Ended July 2, 2011.

(c)	includes a gain of $2,000 in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2,000.

(d)	includes a gain of $1,630 related to recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The table below summarizes Corporate/Other expenses for each period presented:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Unallocated corporate expenses (a)	$7,891	$11,713	$20,065	$25,599
Foreign exchange losses (gains)	383	(1,786)	1,498	(2,819)
Pension income	(369)	(60)	(738)	(120)
Restructuring expense	313	—	633	844
Depreciation and amortization of corporate assets	315	716	626	1,544

Corporate/other expenses	$8,533	$10,583	$22,084	$25,048

(a)	the decrease in unallocated corporate expenses is related primarily to a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits.
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Operating income by operating groups	$61,132	$65,901	$144,337	$159,864
Corporate/other expenses	(8,533)	(10,583)	(22,084)	(25,048)

Operating income	52,599	55,318	122,253	134,816
Other (income) loss	(215)	5,730	(859)	7,550
Interest expense	3,460	4,259	6,156	9,237
Interest income	(810)	(487)	(1,556)	(1,493)

Income from continuing operations before provision for income taxes	$50,164	$45,816	$118,512	$119,522

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	July 2, 2011%		July 3, 2010%
Net revenues:
United States	$250,645	42.4%	$261,964	50.4%
Europe	128,093	21.7%	99,831	19.2%
Asia	113,785	19.2%	83,492	16.1%
Mexico, Central and South America	62,132	10.5%	44,181	8.5%
Canada	36,732	6.2%	29,866	5.8%

	$591,387	100.0%	$519,334	100.0%

	Six Months Ended
	July 2, 2011%		July 3, 2010%
Net revenues:
United States	$535,788	42.7%	$532,714	48.1%
Europe	296,562	23.8%	257,133	23.3%
Asia	240,561	19.2%	180,565	16.3%
Mexico, Central and South America	113,850	9.1%	81,724	7.4%
Canada	66,787	5.2%	55,362	5.0%

	$1,253,548	100.0%	$1,107,498	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 7—Income Taxes
The effective tax rates for the Three Months Ended July 2, 2011 and July 3, 2010 were 9.2% and 34.5%, respectively. The lower effective tax rate for the Three Months Ended July 2, 2011 primarily reflects a tax benefit of approximately $10,900 recorded during the Three Months Ended July 2, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Three Months Ended July 2, 2011, as well as a shift in earnings from higher to lower taxing jurisdictions.
The effective tax rates for the Six Months Ended July 2, 2011 and July 3, 2010 were 24.0% and 34.5%, respectively. The lower effective tax rate for the Six Months Ended July 2, 2011 primarily reflects a tax benefit of approximately $10,900 recorded during the Three Months Ended July 2, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Three Months Ended July 2, 2011, as well as a shift in earnings from higher to lower taxing jurisdictions
As of July 2, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may increase between $2,900 and $4,700, associated with tax positions expected to be taken during the next 12 months, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.
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
During the Three and Six Months Ended July 2, 2011, the Company made contributions of $1,650 and $5,500, respectively, to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $8,800 in total for Fiscal 2011.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$—	$—	$62	$33
Interest cost	2,334	2,358	70	91
Expected return on plan assets	(2,703)	(2,418)	—	—
Amortization of actuarial (gain)	—	—	(25)	(26)

Net benefit (income) cost (a)	$(369)	$(60)	$107	$98

	Pension Plans		Postretirement Plans
	Six Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$—	$—	$124	$66
Interest cost	4,668	4,716	140	182
Expected return on plan assets	(5,406)	(4,836)	—	—
Amortization of actuarial loss (gain)	—	—	(50)	(52)

Net benefit (income) cost (a)	$(738)	$(120)	$214	$196

(a)	net benefit (income) cost does not include costs related to the Foreign Plans of $60 and $117 for the Three and Six Months Ended July 2, 2011, respectively, and $38 and $77 for the Three and Six Months Ended July 3, 2010, respectively.
Deferred Compensation Plans
The Company’s liability under the employee deferred compensation plan was $4,628, $4,220 and $3,643 as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively. This liability is included in other long-term liabilities. The Company’s liability under the director deferred compensation plan was $1,184, $1,015 and $808 as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively. This liability is included in other long-term liabilities.
Note 9—Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$45,503	$29,934	$89,534	$77,909
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13,463	(38,480)	41,717	(43,290)
Change in fair value of cash flow hedges	74	2,490	(1,609)	2,531
Other	(1)	70	(2)	74

Total comprehensive income	$59,039	$(5,986)	$129,640	$37,224

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The components of accumulated other comprehensive income as of July 2, 2011, January 1, 2011 and July 3, 2010 are summarized below:

	July 2,	January 1,	July 3,
	2011	2011	2010

Foreign currency translation adjustments (a)	$87,699	$45,982	$5,268

Actuarial losses, net related to post retirement medical plans, net of tax of $1,232, $1,232 and $607, as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively	(1,099)	(1,099)	(1,058)
Loss (gain) on cash flow hedges, net of taxes of $1,358, $871 and $573 as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively	(3,456)	(1,847)	1,504
Other	10	12	74

Total accumulated other comprehensive income	$83,154	$43,048	$5,788

(a)	Foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that more than 65% of the Company’s assets are based outside of the U.S. The increase of $82,431 in foreign currency translation adjustments at July 2, 2011 compared to July 3, 2010 reflects the increase in the strength of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won, Brazilian Real and Mexican Peso) relative to the U.S. dollar.
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
The fair value of interest rate caps (see Note 14 of Notes to Consolidated Condensed Financial Statements) was determined using broker quotes, which use discounted cash flows and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The fair value of long-lived assets was based on the Company’s best estimates of future cash flows (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2010).
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of July 2, 2011, January 1, 2011 and July 3, 2010:

	July 2, 2011			January 1, 2011			July 3, 2010
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$419	$—	$—	$834	$—	$—	$5,388	$—
Interest rate cap	—	14,395	—	—	—	—	—	—	—

Liabilities
Foreign currency exchange contracts	$—	$7,465	$—	$—	$3,282	$—	$—	$870	$—
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s CKJEA Notes and other short-term notes, amounts outstanding under the 2008 Credit Agreements and amounts outstanding under the 2011 Term Loan (each as defined below) are also reported at carrying value.
During the Three Months Ended July 2, 2011, the Company recorded an impairment charge for the long-lived assets, consisting of leasehold improvements, furniture and fixtures, of certain retail stores in the Sportswear Group and the Intimate Apparel Group, which were scheduled to close as part of a restructuring plan. At July 2, 2011, those assets, measured on a non-recurring basis, had a fair value of $0 based upon projected future cash flows of those retail stores through the dates of closure. The loss on those assets was $1,140. For assets measured on a non-recurring basis at January 1, 2011 see Note 16 of Notes to Consolidated Financial Statements — Financial Instruments in the Company’s Annual Report on Form 10-K for Fiscal 2010. At July 3, 2010, there were no assets or liabilities measured on a non-recurring basis. See Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2010 for a description of the testing of retail stores for impairment.
Note 11— Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at July 2, 2011, January 1, 2011 and July 3, 2010 are as follows:

		July 2, 2011		January 1, 2011		July 3, 2010
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$320,416	$320,416	$318,123	$318,123	$304,328	$304,328
Open foreign currency exchange contracts	Prepaid expenses and other current assets	419	419	834	834	5,388	5,388
Interest rate cap	Other assets	14,395	14,395	—	—	—	—

Liabilities:
Accounts payable	Accounts payable	$149,665	$149,665	$152,714	$152,714	$156,695	$156,695
Short-term debt	Short-term debt	8,909	8,909	32,172	32,172	65,203	65,203
Open foreign currency exchange contracts	Accrued liabilities	7,465	7,465	3,282	3,282	870	870
2011 Term loan, current portion	Short-term debt	2,000	2,000	—	—	—	—
2011 Term loan	Long-term debt	198,000	198,000	—	—	—	—
See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments. In addition, the 2011 Term Loan (see Note 14 of Notes to Consolidated Condensed Financial Statements) matures on June 17, 2018 and bears a variable rate of interest. The fair value of the 2011 Term Loan is based on discounted future cash flows using the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the interest rate cap was determined using broker quotes, which use discounted cash flows and the then-applicable forward LIBOR rates.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Derivative Financial Instruments
Foreign Currency Exchange Forward Contracts
During the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, the Company’s Korean, European and Canadian subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed either to satisfy up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. In addition, during the Six Months Ended July 2, 2011, one of the Company’s Mexican subsidiaries entered into foreign exchange forward contracts, which were designed to satisfy receipt of up to the first 50% of U.S. dollar denominated inventory over a maximum 18-month period. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Other Comprehensive Income and recognized in Cost of Goods Sold in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.
During the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts and zero cost collars that were designed to fix the number of Euros, Korean Won, Canadian Dollars or Mexican Pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the Pound Sterling or (iii) U.S. dollar denominated intercompany loans and payables.
Interest Rate Cap
On July 1, 2011, the Company entered into an Interest Rate Cap Agreement (as defined below), which will limit the interest rate payable to 5.6975% with respect to the portion of the 2011 Term Loan that equals the notional amount of the interest rate cap. The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. See Note 14 of Notes to Consolidated Condensed Financial Statements — Interest Rate Cap.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The following table summarizes the Company’s derivative instruments as of July 2, 2011, January 1, 2011 and July 3, 2010:

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
		Balance Sheet	July 2,	January 1,	July 3,	Balance Sheet	July 2,	January 1,	July 3,
	Type (a)	Location	2011	2011	2010	Location	2011	2011	2010

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$—	$—	$1,969	Accrued liabilities	$3,895	$2,290	$—
Interest rate cap	CF	Other assets	14,395	—	—		—	—	—

			$14,395	$—	$1,969		$3,895	$2,290	$—

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts		Prepaid expenses and other current assets	$419	$834	$3,419	Accrued liabilities	$3,570	$992	$870

Total derivatives			$14,814	$834	$5,388		$7,465	$3,282	$870

(a) CF = cash flow hedge
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 2, 2011 and the Three and Six Months Ended July 3, 2010:

				Location of Gain
				(Loss) Reclassified			Location of Gain (Loss)
Derivatives in FASB ASC		Amount of Gain (Loss)		from Accumulated	Amount of Gain (Loss) Reclassified		Recognized in Income	Amount of Gain (Loss) Recognized
815-20 Cash Flow Hedging	Nature of Hedged	Recognized in OCI on		OCI into Income	from Accumulated OCI into		on Derivative	in Income on Derivative
Relationships	Transaction	Derivatives (Effective Portion)		(Effective Portion)	Income (Effective Portion)		(Ineffective Portion) (c)	(Ineffective Portion)
		Three Months	Three Months		Three Months	Three Months		Three Months	Three Months
		Ended	Ended		Ended	Ended		Ended	Ended
		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(311)	$877	cost of goods sold	$(324)	$341	other loss/income	$3	$9
Foreign exchange contracts	Purchases of inventory (b)	(946)	2,529	cost of goods sold	(989)	(312)	other loss/income	30	106

Total		$(1,257)	$3,406		$(1,313)	$29		$33	$115

		Six Months	Six Months		Six Months	Six Months		Six Months	Six Months
		Ended	Ended		Ended	Ended		Ended	Ended
		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(1,011)	$1,515	cost of goods sold	$(661)	$400	other loss/income	$(19)	$26
Foreign exchange contracts	Purchases of inventory (b)	(3,484)	1,390	cost of goods sold	(1,738)	(818)	other loss/income	(28)	74

Total		$(4,495)	$2,905		$(2,399)	$(418)		$(47)	$100

(a)	At July 2, 2011, the amount of minimum royalty costs hedged was $11,366; contracts expire through March 2012. At July 3, 2010, the amount of minimum royalty costs hedged was $9,252; contracts expire through March 2011.

(b)	At July 2, 2011, the amount of inventory purchases hedged was $55,100 ; contracts expire through August 2012. At July 3, 2010, the amount of inventory purchases hedged was $46,650; contracts expire through October 2011.

(c)	No amounts were excluded from effectiveness testing

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

					Location of
					Gain (Loss)
Derivatives not designated as					Recognized in	Amount of Gain (Loss)
hedging instruments under	Nature of Hedged		Amount	Maturity	Income on	Recognized in Income on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
						Three Months	Six Months
			July 2,			Ended	Ended
			2011			July 2, 2011	July 2, 2011
Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	7,234	April 2012	other loss/income	149	417
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	April 2012	other loss/income	(311)	(983)
Foreign exchange contracts	Intercompany payables	Forward contracts	28,000	January 2012	other loss/income	(603)	(2,401)
Foreign exchange contracts	Intercompany loans	Forward contracts	20,000	November 2011	other loss/income	(446)	(1,601)
Foreign exchange contracts	Intercompany loans	Forward contracts	28,328	September 2011	other loss/income	(663)	(663)

Total						$(1,874)	$(5,231)

					Location of
					Gain (Loss)
Derivatives not designated as					Recognized in	Amount of Gain (Loss)
hedging instruments under	Nature of Hedged		Amount	Maturity	Income on	Recognized in Income on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
						Three Months	Six Months
			July 3,			Ended	Ended
			2010			July 3, 2010	July 3, 2010
Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$907	August 2010	other loss/income	$92	$(110)
Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	15,045	December 2011	other loss/income	(873)	(791)
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	April 2011	other loss/income	385	903
Foreign exchange contracts	Intercompany loans	Forward contracts	—		other loss/income	—	(94)
Foreign exchange contracts	Intercompany payables	Forward contracts	34,000	March 2011	other loss/income	1,762	2,859
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		other loss/income	383	1,511
Foreign exchange contracts	Intercompany payables	Forward contracts	4,000	July 2010	selling, general and administrative	504	398
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		selling, general and administrative	45	(232)

Total						$2,298	$4,444

(d)	Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(e)	Forward contracts used to offset 50% of British Pounds-denominated intercompany sales by a subsidiary whose functional currency is the Euro.

(f)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010 related to cash flow hedges of fluctuations in foreign currency exchange rates is as follows:

Balance January 2, 2010	$(1,414)
Derivative gains recognized	2,905
Gains amortized to earnings	418
Other	168

Balance before tax effect	2,077
Tax effect	(573)

Balance July 3, 2010, net of tax	$1,504

Balance January 1, 2011	$(2,331)
Derivative losses recognized	(4,495)
Losses amortized to earnings	2,399

Balance before tax effect	(4,427)
Tax effect	971

Balance July 2, 2011, net of tax	$(3,456)

During the twelve months following July 2, 2011, the net amount of losses that are recorded in Other Comprehensive Income at July 2, 2011 that are estimated to be amortized into earnings is $4,280,on a pre-tax basis. During the Six Months Ended July 2, 2011, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during the Six Months Ended July 2, 2011 as a result of the discontinuance of those cash flow hedges.
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	July 2, 2011	January 1, 2011	July 3, 2010

Finished goods	$353,162	$310,504	$277,401
Raw materials	2,222	—	164

	$355,384	$310,504	$277,565

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. At July 2, 2011, January 1, 2011 and July 3, 2010, the amount of such deposits was $6,888, $8,841 and $3,809, respectively.
See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of July 2, 2011, January 1, 2011 and July 3, 2010 and the activity in the intangible asset accounts for the Six Months Ended July 2, 2011:

	July 2, 2011			January 1, 2011			July 3, 2010
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$341,287	$59,485	$281,802	$327,394	$54,907	$272,487	$310,668	$50,645	$260,023
Other	36,060	13,004	23,056	34,258	11,297	22,961	16,164	9,330	6,834

	377,347	72,489	304,858	361,652	66,204	295,448	326,832	59,975	266,857

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	54,715	—	54,715	54,715	—	54,715
Licenses in perpetuity	23,113	—	23,113	23,113	—	23,113	23,113	—	23,113

	77,828	—	77,828	77,828	—	77,828	77,828	—	77,828

Intangible Assets	$455,175	$72,489	$382,686	$439,480	$66,204	$373,276	$404,660	$59,975	$344,685

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 1, 2011	$54,715	$23,113	$272,487	$22,961	$373,276
Amortization expense	—	—	(4,578)	(1,707)	(6,285)
Translation adjustments	—	—	13,893	1,802	15,695

Balance at July 2, 2011	$54,715	$23,113	$281,802	$23,056	$382,686

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2012	$12,298
2013	12,198
2014	10,796
2015	10,775
2016	10,499
The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 2, 2011:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at January 1, 2011	$113,016	$1,620	$642	$115,278
Adjustment:
Translation adjustments	7,960	71	—	8,031

Goodwill balance at July 2, 2011	$120,976	$1,691	$642	$123,309

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 14—Debt
Debt was as follows:

	July 2, 2011	January 1, 2011	July 3, 2010

Short-term debt:

Current portion of 2011 Term Loan	$2,000	$—	$—
CKJEA notes payable and Other	8,909	18,802	39,881
2008 Credit Agreements	—	—	25,322
Premium on interest rate cap -current	1,764	—	—
Italian Note	—	13,370	—

	12,673	32,172	65,203

Long-term debt:

2011 Term Loan	198,000	—	—
Premium on interest rate cap	12,631	—	—

	210,631	—	—

Total Debt	$223,304	$32,172	$65,203

2011 Term Loan Agreement
On June 17, 2011, Warnaco Group, Warnaco, Calvin Klein Jeanswear Company (“CK Jeans”), an indirect wholly-owned subsidiary of Warnaco Group, and Warnaco Swimwear Products Inc. (“Warnaco Swimwear”), an indirect wholly-owned subsidiary of Warnaco Group, entered into a term loan agreement (the “2011 Term Loan Agreement”) with the financial institutions which are the lenders thereunder (the “Lenders”). Warnaco, CK Jeans and Warnaco Swimwear are co-borrowers on a joint and several basis under the 2011 Term Loan Agreement (the “Borrowers”).
The 2011 Term Loan Agreement provides for a $200,000 senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100,000 plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. At July 2, 2011, there was $200,000 in term loans outstanding under the 2011 Term Loan Agreement. During the Three Months Ended July 2, 2011, the Company repaid the outstanding balances of the 2008 Credit Agreements and the Italian Note (as defined below) from the proceeds of the 2011 Term Loan (see below). The Company paid $4,779 in deferred financing costs in connection with the 2011 Term Loan, which will be amortized to interest expense over the term of the loan using the effective interest method. The deferred financing costs were recorded in Other assets on the Consolidated Condensed Balance Sheet.
On each of the Company’s fiscal quarters, beginning on September 30, 2011, $500 of the outstanding principal amount of the 2011 Term Loans must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.
The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate, as defined in the 2011 Term Loan Agreement or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. Accrued interest will be paid in arrears on the last day of each interest period through the maturity date. Payment dates are the last calendar day (or business day if the last calendar day is not a business day) of each of January, April, July and October, beginning on October 31, 2011. Reset dates are two business days prior to a payment date, beginning on October 29, 2011 (determines the three-month LIBOR variable leg for the following three month period). From inception of the loan through July 29, 2011, the Company elected to use a combination of a base rate and a LIBOR rate of interest, each on a portion of the outstanding balance. At July 2, 2011, the loans under the 2011 Term Loan Agreement had a weighted average annual interest rate of 4.50% (comprised of $80,000 at 3.75% and $120,000 at a base rate of 5.0%). In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the interest rate cap (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00% per annum) plus 2.75% on a per annum basis from July 29, 2011 through the maturity date of the 2011 Term Loan.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
In addition, the 2011 Term Loan Agreement is subject to a 1.00% prepayment fee in the event it is refinanced on or before June 17, 2012, subject to certain conditions. The Borrowers must make mandatory prepayments of the term loans with the proceeds of asset dispositions and insurance proceeds from casualty events (subject to certain limitations), with a portion of any excess cash flow (as defined in the 2011 Term Loan Agreement) generated by Warnaco Group and with the proceeds of certain issuances of debt (subject to certain exceptions).
The 2011 Term Loan Agreement does not require the Borrowers to comply with any financial maintenance covenants. The 2011 Term Loan Agreement contains customary representations, warranties and affirmative covenants. The 2011 Term Loan Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, with respect to (i) incurrence of indebtedness and liens, (ii) significant corporate changes including mergers and acquisitions with third parties, (iii) investments, (iv) loans, (v) advances and guarantees to or for the benefit of third parties, (vi) hedge agreements, (vii) certain restricted payments and (viii) transactions with affiliates and certain other restrictive agreements, among others.
The 2011 Term Loan Agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a “Change of Control” (as defined in the 2011 Term Loan Agreement), or the failure to observe the certain covenants therein. Upon an event of default, the Lenders may, among other things, declare any then outstanding loans due and payable immediately.
The obligations of the Borrowers under the 2011 Term Loan Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (collectively, the “U.S. Guarantors”) pursuant to a Guaranty dated as of June 17, 2011 (the “Guaranty”).
The obligations under the 2011 Term Loan Agreement and the guarantees thereof, are secured by Warnaco Group, the Borrowers and each of the U.S. Guarantors, for the benefit of the Lenders, with a first priority lien on all fixed asset collateral (including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries), intellectual property, and substantially all other personal property of the Borrowers and the U.S. Guarantors not constituting 2008 Credit Agreement Priority Collateral (as defined below), and, in each case, proceeds thereof. In addition, Warnaco Group, the Borrowers and each of the U.S. Guarantors have granted to the Lenders a second priority security interest in accounts receivable, inventory, deposit accounts and cash, checks and certain related assets (the “2008 Credit Agreement Priority Collateral”).
In connection with entering into the 2011 Term Loan Agreement, on June 17, 2011, (i) Warnaco Group, Warnaco and the U.S. Guarantors entered into an amendment to the 2008 Credit Agreement (the “2008 Credit Agreement Amendment”) and (ii) Warnaco Canada, Warnaco Group, Warnaco and the U.S. Guarantors entered into an amendment to the 2008 Canadian Credit Agreement (the “2008 Canadian Credit Agreement Amendment”), in each case, permitting the Borrowers to incur the indebtedness and grant the liens under the 2011 Term Loan Agreement, and providing, among other things, for modifications to the definitions of “Change of Control”, the eligibility criteria for receivables and certain covenants relating to asset sales, prepayments of debt, permitted liens and permitted indebtedness.
In addition, on June 17, 2011, Warnaco Group, the Borrowers and the U.S. Guarantors executed an Intercreditor Agreement (the “Intercreditor Agreement”), establishing certain priorities with respect to the collateral that secures the Borrowers’ obligations under the 2008 Credit Agreements and the 2011 Term Loan Agreement. Pursuant to the Intercreditor Agreement, the secured parties under the existing 2008 Credit Agreements retain a first priority security interest in all 2008 Credit Agreement Priority Collateral and a second priority security interest in all fixed asset collateral (including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries), intellectual property and substantially all other personal property of Warnaco Group, the Borrowers and the U.S. Guarantors not constituting 2008 Credit Agreement Priority Collateral.
Interest Rate Cap Agreement
On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, (notional amount $120,000) (the “Cap Agreement”). The Cap Agreement is a series of 27 individual caplets (in total, the “Cap”) that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. Under the terms of the Cap Agreement, if three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the reset rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the Counterparty. If LIBOR resets below the strike price no payment is made by the Counterparty. However, the Company would still be responsible for payment of the deferred premium. At July 1, 2011, the Company was obligated to make premium payments totaling approximately $16,015, based on an annual rate of 1.9475% on the notional amount of the Cap, over the term of the Cap Agreement. The effect of the Cap Agreement is to limit the interest rate payable to 5.6975% with respect to the portion of the 2011 Term Loan that equals the notional amount of the Cap.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. At the inception of the hedging relationship, the fair value of the Cap of $14,395 was allocated to the respective caplets within the Cap on a fair value basis. To the extent that the interest rate cap contracts are effective in offsetting that variability, changes in the Cap’s fair value will be recorded in Accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets and subsequently recognized in interest expense in the Consolidated Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.
On July 1, 2011, the Company recorded the fair value of the Cap of $14,395 in Other assets and the fair value of the deferred premium payments of $14,395 as Deferred premium on interest rate cap in Other current liabilities ($1,764) and Other long-term liabilities ($12,631), all on the Company’s Consolidated Condensed Balance Sheet.
2008 Credit Agreements
On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “2008 Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “2008 Canadian Credit Agreement” and, together with the 2008 Credit Agreement, the “2008 Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit. As noted above, on June 17, 2011, the 2008 Credit Agreements were amended in connection with the 2011 Term Loan Agreement.
At July 2, 2011, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.75%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.70%, based on the BA Rate (as defined below), in each case, on a per annum basis. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
During June 2011, the Company used a portion of the proceeds from the 2011 Term Loan to repay the outstanding balances of the 2008 Credit Agreements. As of July 2, 2011, the Company had no loans and approximately $39,341 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $163,873 of availability. As of July 2, 2011, there were no loans and $3,220 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $19,833. As of July 2, 2011, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreements.
CKJEA Notes and Other Short-Term Debt
Certain of the Company’s European businesses hold short-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $3,764 at July 2, 2011, $18,445 at January 1, 2011 and $38,289 at July 3, 2010 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 3.27% as of July 2, 2011, 4.29% as of January 1, 2011 and 2.49% as of July 3, 2010. All of the CKJEA notes payable are short-term and were renewed during the Six Months Ended July 2, 2011 for additional terms of no more than 12 months.
In addition, at July 2, 2011, January 1, 2011 and July 3, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $5,145, $357 and $1,592, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Italian Note
On September 30, 2010, one of the Company’s Italian subsidiaries entered into a €10,000 loan (the “Italian Note”). On June 30, 2011, the Company repaid the full outstanding balance of €6,040 ($8,600) on the Italian Note with a portion of the proceeds of the 2011 Term Loan (see above). At January 1, 2011, the principal balance of the Italian Note was €10,000 ($13,370) with an annual interest rate of 3.64%.
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at July 2, 2011, January 1, 2011 and July 3, 2010.
Share Repurchase Program
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Six Months Ended July 2, 2011, the Company repurchased 1,629,651 shares of its common stock under the 2010 Share Repurchase Program for $87,592 (based on an average of $53.75 per share), leaving a balance of 2,431,191 shares to be repurchased.
Stock Incentive Plans
The Company granted 6,250 and 348,850 stock options during the Three and Six Months Ended July 2, 2011, respectively, and 20,350 and 378,650 stock options during the Three and Six Months Ended July 3, 2010, respectively. The fair values of stock options granted during the Three and Six Months Ended July 2, 2011 and the Three and Six Months Ended July 3, 2010 were estimated at the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Weighted average risk free rate of return (a)	1.30%	1.99%	1.65%	1.82%
Dividend yield	—	—	—	—
Expected volatility of the market price of the Company’s common stock	57.7%	56.8%	57.7%	56.8%
Expected option life (years)	4.1	4.2	4.1	4.2

(a)	based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Stock-based compensation expense before income taxes:
Stock options	$1,551	$1,601	$5,372	$4,860
Restricted stock grants	3,586	2,646	11,112	8,914

Total	5,137	4,247	16,484	13,774

Income tax benefit:
Stock options	509	563	1,875	1,737
Restricted stock grants	1,392	875	3,655	2,680

Total	1,901	1,438	5,530	4,417

Stock-based compensation expense after income taxes:
Stock options	1,042	1,038	3,497	3,123
Restricted stock grants	2,194	1,771	7,457	6,234

Total	$3,236	$2,809	$10,954	$9,357

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Six Months Ended July 2, 2011 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 1, 2011	1,926,257	$33.73
Granted	348,850	55.47
Exercised	(258,188)	27.40
Forfeited / Expired	(36,080)	38.52

Outstanding as of July 2, 2011	1,980,839	$38.30

Options Exercisable as of July 2, 2011	1,149,441	$33.40

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Six Months Ended July 2, 2011 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 1, 2011	847,664	$36.93
Granted	217,793	55.47
Vested (a)	(114,001)	49.06
Forfeited	(33,383)	37.51

Unvested as of July 2, 2011	918,073	$39.80

(a)	does not include an additional 37,600 restricted units with a grant date fair value of $55.57 and 36,750 restricted units with a grant date fair value of $43.28, granted to Retirement-Eligible employees (see Note 13 of Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010) during the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively, for which the requisite service period has been completed on the respective grant dates but the restrictions will not lapse until the end of the three-year vesting period.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
During March 2011 and March 2010, share-based compensation awards granted to certain of the Company’s executive officers under Warnaco Group’s 2005 Stock Incentive Plan included 80,050 and 75,750 performance-based restricted stock/restricted unit awards, respectively, (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables. The Performance Awards include both a performance condition and a market condition (see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010 for further details on the Performance Awards).
Under the performance condition, the estimated compensation expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition on the respective grant dates ($3,245 at March 1, 2011 and $2,432 at March 3, 2010) is based upon a Monte Carlo simulation model, which encompasses the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) during the Measurement Period (as defined below). The Measurement Period includes both:
(i)	the period from the beginning of Fiscal 2011 to March 1, 2011 (the grant date) for Performance Awards granted on March 1, 2011, and the period from the beginning of Fiscal 2010 to March 3, 2010 (the grant date) for Performance Awards granted on March 3, 2010, for which actual TSR’s are calculated; and
(ii)	the periods from the respective grant dates to the end of the fiscal years ending 2012 or 2013, respectively, a total of 2.83 years, (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period for Performance Awards granted on March 1, 2011 and on March 3, 2010 included the following assumptions:

	March 1, 2011	March 3, 2010

Weighted average risk free rate of return	1.07%	1.25%
Dividend yield	—	—
Expected volatility — Company (a)	61.50%	65.0%
Expected volatility — Peer Companies	38.2% - 113.4%	39.8% - 114.1%
Remaining measurement period (years)	2.83	2.83

(a)	Expected volatility — Company for Performance Awards granted on March 1, 2011 and on March 3, 2010 is based on a remaining measurement period of 2.83 years.
The Company recorded compensation expense for the Performance Awards during the Three and Six Months Ended July 2, 2011 and the Three and Six Months Ended July 3, 2010 based on the performance condition.
Performance Award activity for the Six Months Ended July 2, 2011 was as follows:

		Weighted Average
		Grant
	Performance Shares	Date Fair Value
Unvested as of January 1, 2011	75,750	$43.28
Granted	80,050	55.57
Vested (a)	—	—
Forfeited	(1,300)	43.28

Unvested as of July 2, 2011 (b)	154,500	$49.65

(a)	does not include 35,050 and 34,300 Performance Awards granted to Retirement Eligible Employees on March 1, 2011 and March 3, 2010, respectively, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.

(b)	includes 18,613 shares that the Company is obligated to issue at the end of the three-year performance period based upon the Company’s performance to date.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 16—Supplemental Cash Flow Information

	Six Months Ended
	July 2,	July 3,
	2011	2010

Cash paid (received) during the period for:
Interest expense	$5,167	$9,310
Interest income	(942)	(445)
Income taxes, net of refunds received	36,190	14,669
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	6,206	4,999

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 640,931 shares and 556,328 shares for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, respectively, and 646,828 shares and 577,924 shares for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

	Three Months Ended
	July 2, 2011	July 3, 2010
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$45,566	$30,027
Less: allocation to participating securities	(660)	(371)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$44,906	$29,656

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(63)	$(93)
Less: allocation to participating securities	1	1

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(62)	$(92)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$45,503	$29,934
Less: allocation to participating securities	(659)	(370)

Net income attributable to Warnaco Group, Inc. common shareholders	$44,844	$29,564

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	43,622,535	44,468,794

Income per common share from continuing operations	$1.03	$0.67
(Loss) per common share from discontinued operations	—	(0.01)

Net income per common share	$1.03	$0.66

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	43,622,535	44,468,794
Effect of dilutive securities:
Stock options and restricted stock units	835,838	957,838

Weighted average number of shares and share equivalents used in computing income per common share	44,458,373	45,426,632

Income per common share from continuing operations	$1.01	$0.65
(Loss) per common share from discontinued operations	—	—

Net income per common share	$1.01	$0.65

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	3,350	399,034

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$90,098	$78,339
Less: allocation to participating securities	(1,312)	(995)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$88,786	$77,344

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(564)	$(430)
Less: allocation to participating securities	8	5

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(556)	$(425)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$89,534	$77,909
Less: allocation to participating securities	(1,304)	(990)

Net income attributable to Warnaco Group, Inc. common shareholders	$88,230	$76,919

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	43,757,202	44,943,829

Income per common share from continuing operations	$2.03	$1.72
(Loss) per common share from discontinued operations	(0.01)	(0.01)

Net income per common share	$2.02	$1.71

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	43,757,202	44,943,829
Effect of dilutive securities:
Stock options and restricted stock units	941,115	992,667

Weighted average number of shares and share equivalents used in computing income per common share	44,698,317	45,936,496

Income per common share from continuing operations	$1.99	$1.68
(Loss) per common share from discontinued operations	(0.02)	(0.01)

Net income per common share	$1.97	$1.67

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	332,100	399,034

(a)	options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 18—Legal Matters
Lejaby Claims: As of July 2, 2011, the Company had receivables (comprised of a loan receivable and a receivable for working capital, recorded in Other assets on the Company’s Consolidated Condensed Balance Sheets) totaling $18,912 from Palmers Textil AG (“Palmers”) related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. On August 18, 2009, Palmers filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. The Company believes that its receivables from Palmers are valid and collectible and that the Palmers Suit is without merit. The Company is defending itself vigorously in this matter.
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
Note 19 — Commitments and Contingencies
The contractual obligations and commitments in existence as of July 2, 2011 did not differ materially from those disclosed as of January 1, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2010, except for the following changes, which occurred during the Six Months Ended July 2, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$10,443	$10,494	$7,707	$4,939	$3,209	$6,025	$42,817
Other contractual obligations	9,023	5,841	4,622	4,511	4,426	192,599	$221,022

Total	$19,466	$16,335	$12,329	$9,450	$7,635	$198,624	$263,839

At July 2, 2011, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $368,174, of which $356,782 are payable in 2011.
As of July 2, 2011, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements).
As of July 2, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months its accrual for uncertain tax positions may increase between $2,900 and $4,700 (net of decreases that are reasonably possible), as a result of additional uncertain tax positions, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from April 3, 2011 to July 2, 2011 (the “Three Months Ended July 2, 2011”) and the period from April 4, 2010 to July 3, 2010 (the “Three Months Ended July 3, 2010”) each contained thirteen weeks of operations and the period from January 2, 2011 to July 2, 2011 (the “Six Months Ended July 2, 2011”) and the period from January 3, 2010 to July 3, 2010 (the “Six Months Ended July 3, 2010”) each contained twenty-six weeks of operations.
The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker, reviews the Company’s business. Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three and Six Months Ended July 3, 2010 have been reclassified to Operating income (loss) - Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation (see Note 6 of Notes to Consolidated Condensed Financial Statements). In addition, amounts associated with certain sourcing and design related expenses incurred in the U.S. (previously included in domestic Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group) during the Three and Six Months Ended July 3, 2010 have been reclassified to international Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. The revision of the operating income (loss) for each Group and Corporate/Other for the Three and Six Months Ended July 3, 2010 did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements of Cash Flows for any period presented in this Form 10-Q.
References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products. References to “Core Intimates” refer to the Intimate Apparel Group’s Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full-price free-standing stores, owned outlet stores, concession / “shop-in-shop” stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in “Wholesale” within each operating Group. References to “sales mix” refer to the channels of distribution in which the Company’s products are sold. For example, an unfavorable sales mix in a current period relative to a prior period refers to an increase in the percentage of sales of products in low margin channels of distribution (such as the off-price channel) to total sales. References to “allowances” refer to discounts given to wholesale customers based upon the expected rate of retail sales and general economic and retail forecasts.
Overview
Introduction
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
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it continued to implement across its segments during the Six Months Ended July 2, 2011:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. The Company’s major brand is Calvin Klein, which generated 72.1% and 70.3% of the Company’s net revenues for the Six Months Ended July 2, 2011 and July 3, 2010, respectively.

•	Grow the Company’s retail business through a combination of new store openings and the selective acquisition of stores operated by distributors of the Company’s products. During the Six Months Ended July 2, 2011, the Company increased the number of Calvin Klein retail stores in Europe, Asia and South America, including 138 retail stores (consisting of 13 free-standing stores (including 12 full price and 1 outlet store), and 125 shop-in-shop/concession stores). As of July 2, 2011, the Company operated (i) 1,497 Calvin Klein retail stores worldwide (consisting of 320 free-standing stores (including 201 full price and 119 outlet stores), 1,175 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store) and (ii) one Speedo® on-line store.
•	Retail net revenues represented 27.3% of the Company’s net revenues for the Six Months Ended July 2, 2011 compared to 22.6% of the Company’s net revenues for the Six Months Ended July 3, 2010.
•	On July 8, 2011, after the close of the second quarter of Fiscal 2011, the Company acquired a controlling interest (51%) in the business of a distributor of its Calvin Klein products in India for cash consideration of approximately $20.4 million.
•	On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1.4 million. The Company expects to continue to expand its retail business, particularly in Europe, Asia and South America.
•	Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. Net revenues from international operations represented 57.3% of the Company’s net revenues for the Six Months Ended July 2, 2011 compared to 51.9% of the Company’s net revenues for the Six Months Ended July 3, 2010. The Company believes that there are opportunities for continued growth in Europe, Asia and South America.
•	Manage heritage businesses for profitability. The Company’s heritage businesses include Chaps®, Warner’s, Olga (Core Intimates) and Speedo® brands. During the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, net revenues of all heritage businesses increased. Operating income of Speedo and Core Intimates businesses increased $3.2 million and $1.4 million, respectively, while operating income of Chaps products declined $5.1 million. Operating income of heritage businesses includes an increase of $5.0 million of restructuring expense.
Net Revenues
The Company’s net revenues increased $72.1 million, or 13.9%, to $591.4 million for the Three Months Ended July 2, 2011 compared to $519.3 million for the Three Months Ended July 3, 2010 and increased $146.0 million, or 13.2%, to $1.25 billion for the Six Months Ended July 2, 2011 compared to $1.11 billion for the Six Months Ended July 3, 2010. The increase in net revenues was primarily due to:
(i)	the launch of the ck one product line of men’s and women’s jeanswear and underwear during the first quarter of Fiscal 2011 and new product launches of Warner’s and Olga products during the second quarter of Fiscal 2011, which benefited both the Sportswear Group and Intimate Apparel Group;
(ii)	the addition of 195,200 square feet of retail space (including both the Sportswear Group and the Intimate Apparel Group) through the opening of additional Calvin Klein international retail stores during the second half of Fiscal 2010 and the Six Months Ended July 2, 2011 and the acquisition of retail stores in Taiwan during the first quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010; and
(iii)	an increase of 7.0% from comparable store sales during the Three Months Ended July 2, 2011 ($110.1 million) compared to the Three Months Ended July 3, 2010 ($102.9 million) and an increase of 7.2% from comparable store sales during the Six Months Ended July 2, 2011 ($215.7 million) compared to the Six Months Ended July 3, 2010 ($201.2 million).

Operating Income
The Company’s operating income decreased $2.7 million, or 4.9%, to $52.6 million for the Three Months Ended July 2, 2011 compared to $55.3 million for the Three Months Ended July 3, 2010, reflecting a decline in the Sportswear Group ($7.3 million), partially offset by an increase in the Swimwear Group ($1.8 million), an increase in the Intimate Apparel Group ($0.8 million) and a reduction in the level of Corporate/other expenses ($2.0 million). Operating income includes restructuring charges of $5.0 million for the Three Months Ended July 2, 2011 and $1.1 million for the Three Months Ended July 3, 2010 (see Liquidity and Capital Resources — Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).
The Company’s operating income decreased $12.5 million, or 9.3%, to $122.3 million for the Six Months Ended July 2, 2011 compared to $134.8 million for the Six Months Ended July 3, 2010, reflecting an $18.0 million decline in the Sportswear Group and a $1.4 million decline in the Intimate Apparel Group, partially offset by an increase in the Swimwear Group ($3.9 million) and a reduction in the level of Corporate/other expenses ($3.0 million). Operating income includes restructuring charges of $11.4 million for the Six Months Ended July 2, 2011 and $2.1 million for the Six Months Ended July 3, 2010.
During the Three and Six Months Ended July 2, 2011, certain of the Company’s businesses, particularly in the U.S. and Europe, experienced an increase in product and freight costs. The cost increases are expected to continue during the remainder of Fiscal 2011 and are expected to adversely affect operating margins of the Company’s businesses. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by selectively increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
Foreign Currency Effects
As noted above, more than 50% of the Company’s net revenues were generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean Won, Canadian Dollar, Brazilian Real, Mexican Peso, Chinese Yuan and British Pound.
For the Three Months Ended July 2, 2011 compared to the previous year period, net revenues were favorably affected, while operating income and income from continuing operations were each negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $29.2 million, while operating income includes a decrease of $1.7 million and income from continuing operations includes a decrease of $1.5 million ($0.03 per diluted share) due to such fluctuations. For the Six Months Ended July 2, 2011 compared to the previous year period, net revenues were favorably affected, while operating income and income from continuing operations were each negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $39.0 million, while operating income includes a decrease of $3.1 million and income from continuing operations includes a decrease of $1.8 million ($0.04 per diluted share) due to such fluctuations.
The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities who purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased; and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs (see Note 11 of Notes to Consolidated Condensed Financial Statements).
Earnings per Share
On a U.S. generally accepted accounting principles (“GAAP”) basis, for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010, income from continuing operations per diluted share increased 55.4% to $1.01 per diluted share (from $0.65 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below)), for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010, income from continuing operations per diluted share increased 15.5% to $0.82 per diluted share (from $0.71 per diluted share).
On a GAAP basis, for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, income from continuing operations per diluted share increased 18.5% to $1.99 per diluted share (from $1.68 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below)), for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, income from continuing operations per diluted share increased 7.2% to $1.93 per diluted share (from $1.80 per diluted share).

Balance Sheet
On June 17, 2011, the Company entered into a $200 million senior secured term loan facility, maturing on June 17, 2018 (see Liquidity and Capital Resource — 2011 Term Loan Agreement, below). At July 2, 2011, the Company’s balance sheet included cash and cash equivalents of $294.8 million and total debt of $223.3 million.
During the Six Months Ended July 2, 2011, the Company repurchased 1,629,651 shares of Common Stock under the 2010 Share Repurchase Program for $87.6 million (based on an average of $53.75 per share). See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported operating income, income from continuing operations and diluted earnings per share from continuing operations reflect certain items which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined by Regulation S-K section 10(e) of the Securities and Exchange Commission (“SEC”), to exclude the effect of these items. The Company’s computation of these non-GAAP measures may vary from others in its industry. These non-GAAP financial measures are not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measure to which they are reconciled, as presented in the following table:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$52,599	$55,318	$122,253	$134,816
Restructuring charges and pension (a)	4,645	1,132	10,822	2,070

Operating income, as adjusted (non-GAAP)	$57,244	$56,450	$133,075	$136,886

Income from continuing operations, as reported (GAAP)	$45,566	$30,027	$90,098	$78,339
Restructuring charges and pension, net of income tax (a)	3,218	858	7,339	1,340
Costs related to the redemption of debt, net of income tax (b)	—	1,354	—	2,368
Taxation (c)	(11,788)	446	(10,137)	1,554

Income from continuing operations, as adjusted (non-GAAP)	$36,996	$32,685	$87,300	$83,601

Diluted earnings per share from continuing operations, as reported (GAAP)	$1.01	$0.65	$1.99	$1.68
Restructuring charges and pension , net of income tax (a)	0.07	0.02	0.16	0.03
Costs related to the redemption of debt, net of income tax (b)	—	0.03	—	0.05
Taxation (c)	(0.26)	0.01	(0.22)	0.04

Diluted earnings per share from continuing operations, as adjusted (non-GAAP)	$0.82	$0.71	$1.93	$1.80

a)	For all periods presented, this adjustment seeks to present operating income, income from continuing operations and diluted earnings per share from continuing operations without the effects of restructuring charges and pension income. Restructuring charges (on a pre-tax basis) were $4,954 and $11,443 for the Three and Six Months Ended July 2, 2011, respectively, and $1,154 and $2,113 for the Three and Six Months Ended July 3, 2010, respectively. Pension income (on a pre-tax basis) was $309 and $621 for the Three and Six Months Ended July 2, 2011, respectively, and $22 and $43 for the Three and Six Months Ended July 3, 2010, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or recognized pension income.

b)	This adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effect of the charges shown in the table above related to the repurchase of a portion of the Company’s Senior Notes (as defined in the Company’s Annual Report on Form 10-K for Fiscal 2010) during the Three and Six Months Ended July 3, 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the United States.

c)	For the Three and Six Months Ended July 2, 2011 and Three and Six Months Ended July 3, 2010, this adjustment reflects an amount required in order to present income from continuing operations and diluted earnings per share from continuing operations on an adjusted (non-GAAP) basis at the Company’s forecasted normalized tax rates for Fiscal 2011 (32.5%) and Fiscal 2010 (33.3%), respectively. This adjustment excludes the effects of certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items. Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations, and 3) other adjustments not considered part of the Company’s core business activities. In addition, this adjustment for Fiscal 2011 excludes the effect of a benefit of $10.9 million recorded during the Three and Six Months Ended July 2, 2011 associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Three Months Ended July 2, 2011.
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
These constant currency net revenues should be viewed in addition to, and not in isolation from, or as a substitute to, the Company’s net revenues calculated in accordance with GAAP. The constant currency information presented in the following table for net revenues may not be comparable to similarly titled measures reported by other companies.
NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)

	Three Months Ended July 2, 2011			Six Months Ended July 2, 2011
	GAAP	Impact of Foreign	Non-GAAP	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$286,289	$(16,627)	$269,662	$625,760	$(22,400)	$603,360
Intimate Apparel Group	226,443	(11,010)	215,433	447,437	(14,189)	433,248
Swimwear Group	78,655	(1,561)	77,094	180,351	(2,444)	177,907

Net revenues	$591,387	$(29,199)	$562,188	$1,253,548	$(39,032)	$1,214,516

By Region:
United States	$250,645	$—	$250,645	$535,788	$—	$535,788
Europe	128,093	(14,214)	113,878	296,562	(14,653)	281,909
Asia	113,785	(6,499)	107,287	240,561	(10,522)	230,040
Mexico, Central and South America	62,132	(5,783)	56,350	113,850	(9,344)	104,506
Canada	36,732	(2,703)	34,029	66,787	(4,514)	62,273

Total	$591,387	$(29,199)	$562,188	$1,253,548	$(39,032)	$1,214,516

Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Six Months Ended July 2, 2011, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.
During May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies that the concept that the fair value of an asset is based on its highest and best use is only relevant when measuring the fair value of nonfinancial assets (and therefore would not apply to financial assets or any liabilities) since financial assets have no alternative use. The new guidance specifies that financial assets are measured based on the fair value of an individual security unless an entity manages its market risks and/or counterparty credit risk exposure within a group (portfolio) of financial instruments on a net basis. ASU 2011-4 requires the following new disclosures related to the Company’s assets and liabilities that are measured at and/or disclosed at fair value: (1) the categorization in the fair value hierarchy of all assets and liabilities that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed (such as the disclosure of the fair value of long-term debt that is recorded at amortized cost on the balance sheet); (2) all, not just significant, transfers between Level 1 and Level 2 fair value measurements; (3) the reason(s), if applicable, why the current use of a nonfinancial asset, that is recorded or disclosed at fair value, differs from its highest and best use; and (4) certain quantitative and qualitative disclosures related to Level 3 fair value measurements. Assets and liabilities of the Company’s defined benefit pension plans (see Note 8 of Notes to Consolidated Condensed Financial Statements) are not subject to any of these new disclosure requirements. The new requirements are effective for the Company for interim and annual periods beginning on or after January 1, 2012 and will be required prospectively upon adoption. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial position, results of operations or cash flows.
During June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the Company to present items of net income and other comprehensive income in a Statement of Comprehensive Income; either in one continuous statement or in two separate, but consecutive, statements of equal prominence. Presentation of components of comprehensive income in the Statement of Stockholders’ Equity will no longer be allowed. The Company will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. Earnings-per-share computation will continue to be based on net income. Components of other comprehensive income will be required to be presented either net of the related tax effects or before the related tax effects with one amount reported for the tax effects of all other comprehensive income items. The Company will also be required to present parenthetically on the face of the statement, or to disclose in the footnotes, the tax allocated to each component of other comprehensive income. The new requirements are effective for all interim and annual periods beginning on or after January 1, 2012. Comparative financial statements of prior periods will be presented to conform to the new guidance. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its financial position, results of operations or cash flows.

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three and Six Months Ended July 2, 2011 compared to the Three and Six Months Ended July 3, 2010. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented.

	Three Months		Three Months		Six Months		Six Months
	Ended July 2,	% of Net	Ended July 3,	% of Net	Ended July 2,	% of Net	Ended July 3,	% of Net
	2011	Revenues	2010	Revenues	2011	Revenues	2010	Revenues
	(in thousands of dollars)
Net revenues	$591,387	100.0%	$519,334	100.0%	$1,253,548	100.0%	$1,107,498	100.0%
Cost of goods sold	333,117	56.3%	289,592	55.8%	700,140	55.9%	610,638	55.1%

Gross profit	258,270	43.7%	229,742	44.2%	553,408	44.1%	496,860	44.9%
Selling, general and administrative expenses	202,854	34.3%	171,860	33.1%	425,491	33.9%	356,833	32.2%
Amortization of intangible assets	3,126	0.5%	2,586	0.5%	6,285	0.5%	5,254	0.5%
Pension income	(309)	-0.1%	(22)	0.0%	(621)	0.0%	(43)	0.0%

Operating income	52,599	8.9%	55,318	10.7%	122,253	9.8%	134,816	12.2%
Other income (loss)	(215)		5,730		(859)		7,550
Interest expense	3,460		4,259		6,156		9,237
Interest income	(810)		(487)		(1,556)		(1,493)

Income from continuing operations before provision for income taxes	50,164		45,816		118,512		119,522
Provision for income taxes	4,598		15,789		28,414		41,183

Income from continuing operations	45,566		30,027		90,098		78,339
(Loss) from discontinued operations, net of taxes	(63)		(93)		(564)		(430)

Net income	$45,503		$29,934		$89,534		$77,909

Net Revenues
For the Three and Six Months Ended July 2, 2011 compared to the Three and Six Months Ended July 3, 2010, respectively, net revenues increased across all Groups (segments) and within each segment the amount of net revenues increased from both wholesale and retail channels of distribution. In addition, the Company experienced an increase in net revenues across all geographies (most notably in Asia, Europe and in Mexico and Central and South America), except for a decline in net revenues in the U.S. for the Three Months Ended July 2, 2011 compared to the prior period, as presented in the following tables:
Net revenues by segment were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 2,	Ended July 3,	Increase	%	Ended July 2,	Ended July 3,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Sportswear Group	$286,289	$244,044	$42,245	17.3%	$625,760	$550,390	$75,370	13.7%
Intimate Apparel Group	226,443	199,116	27,327	13.7%	447,437	393,058	54,379	13.8%
Swimwear Group	78,655	76,174	2,481	3.3%	180,351	164,050	16,301	9.9%

Net revenues	$591,387	$519,334	$72,053	13.9%	$1,253,548	$1,107,498	$146,050	13.2%

Net revenues by channel of distribution were as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
United States — wholesale
Department stores and independent retailers	8%	11%	8%	11%
Specialty stores	7%	8%	7%	8%
Chain stores	8%	9%	8%	9%
Mass merchandisers	3%	4%	2%	2%
Membership clubs	6%	6%	7%	7%
Off price and other	10%	12%	10%	10%

Total United States — wholesale	42%	50%	42%	47%
International — wholesale	29%	26%	31%	30%
Retail (a)	29%	24%	27%	23%

Net revenues — consolidated	100%	100%	100%	100%

(a)	for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, 98.0% and 96.9%, respectively, and for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, 98.1% and 97.2%, respectively, of retail net revenues were derived from the Company’s international operations.
Net revenues by geography were as follows:

	Net Revenues					Net Revenues
	Three Months	Three Months				Six Months	Six Months
	Ended July 2,	Ended July 3,	Increase /	%	Constant $	Ended July 2,	Ended July 3,	Increase /	%	Constant $
	2011	2010	(Decrease)	Change	% Change	2011	2010	(Decrease)	Change	% Change
	(in thousands of dollars)					(in thousands of dollars)

United States	$250,645	$261,964	$(11,319)	-4.3%	-4.3%	$535,788	$532,714	$3,074	0.6%	0.6%
Europe	128,093	99,831	28,262	28.3%	14.1%	296,562	257,133	39,429	15.3%	9.6%
Asia	113,785	83,492	30,293	36.3%	28.5%	240,561	180,565	59,996	33.2%	27.4%
Mexico, Central and South America	62,132	44,181	17,951	40.6%	27.5%	113,850	81,724	32,126	39.3%	27.9%
Canada	36,732	29,866	6,866	23.0%	13.9%	66,787	55,362	11,425	20.6%	12.5%

	$591,387	$519,334	$72,053	13.9%	8.3%	$1,253,548	$1,107,498	$146,050	13.2%	9.7%

The effect of fluctuations in foreign currency exchange rates on net revenues was an increase of $29.2 million for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010 and an increase of $39.0 million for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010. See Overview, above.
During the Three and Six Months Ended July 2, 2011, the Company’s top five customers accounted for $124.4 million (21.0% of Company net revenue) and $256.4 million (20.5% of Company net revenue), respectively, as compared to $126.5 million (24.4% of Company net revenue) and $246.5 million (22.3% of Company net revenue), respectively, for the Three and Six Months Ended July 3, 2010. During the Three and Six Months Ended July 2, 2011 and the Three and Six Months Ended July 3, 2010, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 2,	Ended July 3,	Increase	%	Ended July 2,	Ended July 3,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$142,448	$127,708	$14,740	11.5%	$326,594	$318,909	$7,685	2.4%
Chaps	45,343	49,727	(4,384)	-8.8%	100,222	95,951	4,271	4.5%

Sportswear wholesale	187,791	177,435	10,356	5.8%	426,816	414,860	11,956	2.9%
Calvin Klein Jeans retail	98,498	66,609	31,889	47.9%	198,944	135,530	63,414	46.8%

Sportswear Group (a)	$286,289	$244,044	$42,245	17.3%	$625,760	$550,390	$75,370	13.7%

(a)	Includes net revenues of $29.2 million and $18.9 million for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, respectively, and $71.2 million and $57.6 million for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America.
Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Sportswear Group net revenues increased $42.2 million to $286.3 million for the Three Months Ended July 2, 2011 from $244.1 million for the Three Months Ended July 3, 2010. Sportswear Group net revenues from international operations increased $53.1 million and from domestic operations decreased $10.9 million. The increase in international net revenues includes a $16.6 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Jeans increased $46.6 million overall. Wholesale sales of Calvin Klein Jeans increased $14.7 million (including increases of $18.3 million from international operations, partially offset by a $3.6 million decline in the U.S.). The increase in international wholesale net revenues was driven by increases of $10.3 million in Mexico, Central and South America and $3.5 million in Asia and was primarily due (in constant currency) to the following:
(i)	in Mexico and Central and South America, an increase in sales to department and specialty stores and membership clubs, including an increase in new product offerings and increased penetration within existing customers; and
(ii)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia and (b) an increase in sales to the off-price channel of excess inventory, partially offset by (c) the conversion of a portion of the Company’s wholesale businesses in the People’s Republic of China (second quarter of Fiscal 2010) and Taiwan (January 2011) to retail businesses as a result of the acquisition of distributors’ businesses in those regions.
The decline in wholesale revenues in the U.S. was primarily due to decreased sales to department and outlet stores coupled with an increase in the level of customer allowances, both of which are reflective of weakness in the women’s businesses. Those decreases were partially offset by an increase in sales to membership clubs of both men’s and women’s products.
Net revenues from Calvin Klein Jeans retail sales increased $31.9 million, driven primarily by increases of $15.5 million in Asia and $13.5 million in Europe. The increase in retail net revenues was primarily due (in constant currency) to a 6.5% increase in comparable store sales ($58.2 million for the Three Months Ended July 2, 2011 and $54.6 million for the Three Months Ended July 3, 2010), coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010).
Net revenues from Chaps decreased $4.4 million. The decrease primarily reflects a decrease in sales in the U.S. to chain stores and an increase in the level of customer allowances, partially offset by an increase in Mexico due to new product offerings and increased penetration within existing customers.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Sportswear Group net revenues increased $75.4 million to $625.8 million for the Six Months Ended July 2, 2011 from $550.4 million for the Six Months Ended July 3, 2010. Sportswear Group net revenues from international operations increased $86.2 million and from domestic operations decreased $10.8 million. The increase in international net revenues includes a $22.4 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans increased $71.1 million overall. Wholesale sales of Calvin Klein Jeans increased $7.7 million (including increases of $19.1 million from international operations, partially offset by an $11.4 million decline in the U.S.). The increase in international wholesale net revenues was driven by increases of $17.0 million in Mexico and Central and South America and $5.9 million in Asia, partially offset by a decrease of $6.4 million in Europe and was primarily due (in constant currency) to the following:
(i)	an increase in sales in Mexico and Central and South America to department and specialty stores, including an increase in new product offerings and increased penetration within existing customers; and
(ii)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia and (b) an increase in sales to the off-price channel of excess inventory, partially offset by (c) the conversion of a portion of the Company’s wholesale businesses in Taiwan and the People’s Republic of China to retail businesses as a result of the acquisition of distributors’ businesses in those regions in January 2011 (Taiwan) and the second quarter of 2010.

Those increases were partially offset by:
(iii)	a decrease in Europe primarily due to decreased sales of Calvin Klein Jeans and accessories to specialty and independent stores and distributors, due in part to the conversion of a portion of the Company’s wholesale businesses in Italy to retail businesses, as a result of the acquisition of the Company’s Italian distributor of Calvin Klein products in the fourth quarter of Fiscal 2010, partially offset by an increase in sales in the off-price channel. In addition, the Company believes that deteriorating macro-economic conditions in southern Europe negatively impacted net revenues; and
(iv)	a decrease in the U.S. primarily due to decreased sales to department, off-price and outlet stores coupled with an increase in the level of customer allowances, both of which are reflective of weakness in the women’s businesses. Those decreases were partially offset by an increase in sales to membership clubs of both men’s and women’s products.
Net revenues from Calvin Klein Jeans retail sales increased $63.4 million (including increases of $31.6 million in Asia, $26.8 million in Europe and $4.6 million in Mexico, Central and South America). The increase in retail net revenues was primarily due (in constant currency) to a 6.8% increase in comparable store sales ($117.3 million for the Six Months Ended July 2, 2011 and $109.8 million for the Six Months Ended July 3, 2010), coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010).
Net revenues from Chaps increased $4.3 million. The increase primarily reflects an increase in sales in Mexico and Central and South America due primarily to new product offerings and increased penetration within existing customers; in Canada due to increased sales in membership clubs; and increased sales in the U.S. to customers in the off-price channel (due to higher demand and additional product offerings), partially offset by a decrease in sales to chain and department stores due mainly to an increase in the level of customer allowances.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 2,	Ended July 3,	Increase	%	Ended July 2,	Ended July 3,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)

Calvin Klein Underwear	$105,362	$99,860	$5,502	5.5%	$215,819	$195,552	$20,267	10.4%
Core Intimates	52,492	45,858	6,634	14.5%	97,712	91,393	6,319	6.9%

Intimate Apparel wholesale	157,854	145,718	12,136	8.3%	313,531	286,945	26,586	9.3%
Calvin Klein Underwear retail	68,589	53,398	15,191	28.4%	133,906	106,113	27,793	26.2%

Intimate Apparel Group	$226,443	$199,116	$27,327	13.7%	$447,437	$393,058	$54,379	13.8%

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Intimate Apparel Group net revenues increased $27.3 million to $226.4 million for the Three Months Ended July 2, 2011 from $199.1 million for the Three Months Ended July 3, 2010. Intimate Apparel Group net revenues from international operations increased $27.1 million and from domestic operations increased $0.2 million. The increase in international net revenues includes an $11.0 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear increased $20.7 million overall and reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the first quarter of Fiscal 2011, sales of the Calvin Klein X men’s product line in all geographies (which launched during the second and third quarters of Fiscal 2010) and sales of the Calvin Klein Envy women’s product line (which launched primarily in Europe and Asia during the second and third quarters of Fiscal 2010). Calvin Klein Underwear wholesale sales increased $5.5 million, reflecting increases of $11.3 million from international operations, partially offset by a decrease of $5.8 million in the U.S. The increase in international wholesale net revenue was driven by increases of $5.1 million in Europe, $2.3 million in Mexico and Central and South America and $2.2 million in Asia and was primarily due (in constant currency) to the following:
(i)	in Europe, primarily due to increased sales to customers in the department store and off-price channels;
(ii)	in Mexico, Central and South America, primarily due to increased sales to department stores and membership clubs, including an increase in new product offerings and increased penetration within existing customers; and
(iii)	in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia and (b) an increase in sales to the off-price channel of excess inventory, partially offset by (c) the conversion of a portion of the Company’s wholesale businesses in Taiwan and the People’s Republic of China to retail businesses as a result of the acquisition of distributors’ businesses in those regions in January 2011 (Taiwan) and the second quarter of 2010.
The decline in net revenues in the U.S. primarily resulted from a shift in timing of shipments to membership clubs which are scheduled to occur in the second half of Fiscal 2011 whereas comparable shipments occurred in the second quarter of Fiscal 2010.
Net revenues from Calvin Klein Underwear retail sales increased $15.2 million (primarily related to increases of $9.0 million in Asia and $4.9 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy in the fourth quarters of Fiscal 2010) and to an 8.1% increase in comparable store sales ($48.3 million for the Three Months Ended July 2, 2011 and $44.7 million for the Three Months Ended July 3, 2010).
Net revenues from Core Intimates increased $6.6 million. The increase primarily reflects an increase in sales in the U.S. primarily due to a shift in timing of new product launches (which occurred in the second quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010). In addition, there were higher sales volumes in the membership club and off-price channels.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Intimate Apparel Group net revenues increased $54.4 million to $447.4 million for the Six Months Ended July 2, 2011 from $393.1 million for the Six Months Ended July 3, 2010. Intimate Apparel Group net revenues from international operations increased $50.7 million and from domestic operations increased $3.7 million. The increase in international net revenues includes a $14.2 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Underwear increased $48.1 million overall and reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the first quarter of Fiscal 2011, sales of the Calvin Klein X men’s product line in all geographies (which launched during the second and third quarters of Fiscal 2010) and sales of the Calvin Klein Envy women’s product line (which launched primarily in Europe and Asia during the second and third quarters of Fiscal 2010). Calvin Klein Underwear wholesale sales increased $20.3 million, reflecting increases of $22.1 million from international operations, partially offset by a decrease of $1.8 million in the U.S. The increase in international wholesale net revenue was driven by increases of $8.6 million in Europe, $6.6 million in Mexico and Central and South America and $4.3 million in Asia and was primarily due (in constant currency) to the following:
(i)	in Europe, primarily due to increased sales to customers in the off-price channel;
(ii)	in Mexico, Central and South America, primarily due to increased sales to department stores and membership clubs, including an increase in new product offerings and increased penetration within existing customers; and
(iii)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia and (b) an increase in sales to the off-price channel of excess inventory, partially offset by (c) the conversion of a portion of the Company’s wholesale businesses in Taiwan and the People’s Republic of China to retail businesses as a result of the acquisition of distributors’ businesses in those regions in January 2011 (Taiwan) and the second quarter of 2010.
The decline in the U.S. primarily resulted from a shift in timing of shipments to membership clubs which are scheduled to occur in the second half of Fiscal 2011 whereas comparable shipments occurred in the first half of Fiscal 2010.

Net revenues from Calvin Klein Underwear retail sales increased $27.8 million (primarily related to increases of $18.0 million in Asia and $7.7 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy in the fourth quarters of Fiscal 2010) and to an 8.0% increase in comparable store sales ($94.6 million for the Six Months Ended July 2, 2011 and $87.6 million for the Three Months Ended July 3, 2010).
Net revenues from Core Intimates increased $6.3 million. The increase primarily reflects an increase in sales in the U.S. primarily due to larger new product launches in the first half of Fiscal 2011 compared to the first half of Fiscal 2010. In addition, there were higher sales volumes in the membership club and off-price channels.
Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended July 2,	Ended July 3,	Increase	%	Ended July 2,	Ended July 3,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Speedo	$64,325	$63,082	$1,243	2.0%	$147,845	$136,572	$11,273	8.3%
Calvin Klein	7,281	6,683	598	8.9%	23,143	18,653	4,490	24.1%

Swimwear wholesale	71,606	69,765	1,841	2.6%	170,988	155,225	15,763	10.2%
Swimwear retail (a)	7,049	6,409	640	10.0%	9,363	8,825	538	6.1%

Swimwear Group	$78,655	$76,174	$2,481	3.3%	$180,351	$164,050	$16,301	9.9%

(a)	includes $4.8 million and $3.7 million for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, respectively, and $5.1 million and $4.1 million for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively, related to Calvin Klein retail swimwear.
Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Swimwear Group net revenues increased $2.5 million to $78.7 million for the Three Months Ended July 2, 2011 from $76.2 million for the Three Months Ended July 3, 2010. Swimwear Group net revenues from international operations increased $3.2 million and from domestic operations decreased $0.7 million. The increase in international net revenues includes a $1.6 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Speedo increased $1.2 million, primarily in the U.S., related to increased sales to membership clubs, team dealers and specialty stores, partially offset by a decrease in sales to off-price stores.
Net revenues from Calvin Klein swimwear increased $1.3 million, primarily related to increases in the off-price and retail channels in Europe, partially offset by decreases in the U.S., primarily due to a shift in timing of shipments to department and specialty stores, which occurred in the first quarter of Fiscal 2011 compared to the second quarter of Fiscal 2010, and to decreased sales to the off-price channel, department stores and membership clubs.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Swimwear Group net revenues increased $16.3 million to $180.4 million for the Six Months Ended July 2, 2011 from $164.1 million for the Six Months Ended July 3, 2010. Swimwear Group net revenues from international operations increased $6.1 million and from domestic operations increased $10.2 million. The increase in international net revenues includes a $2.4 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Speedo increased $11.3 million, which primarily represented an increase of $8.7 million in the U.S., primarily due to increased sales to membership clubs, mass merchandisers, specialty stores and off-price stores. In Canada, net revenues increased $1.9 million, primarily due to increased sales to membership clubs.
Net revenues from Calvin Klein swimwear increased $5.0 million, mainly in wholesale sales, primarily due, in the U.S., to increased sales to department and specialty stores and the introduction of sales to membership clubs in 2011. In Europe, net revenues increased primarily due to sales of special products in the off-price channel.

Gross Profit
Gross profit was as follows:

	Three Months		Three Months		Six Months		Six Months
	Ended July 2,	% of Brand	Ended July 3,	% of Brand	Ended July 2,	% of Brand	Ended July 3,	% of Brand
	2011	Net Revenues	2010	Net Revenues	2011	Net Revenues	2010	Net Revenues
					(in thousands of dollars)
Sportswear Group	$119,562	41.8%	$103,419	42.4%	$270,962	43.3%	$241,566	43.9%
Intimate Apparel Group	108,362	47.9%	99,575	50.0%	216,151	48.3%	197,047	50.1%
Swimwear Group	30,346	38.6%	26,748	35.1%	66,295	36.8%	58,247	35.5%

Total gross profit	$258,270	43.7%	$229,742	44.2%	$553,408	44.1%	$496,860	44.9%

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Gross profit was $258.3 million, or 43.7% of net revenues, for the Three Months Ended July 2, 2011 compared to $229.7 million, or 44.2% of net revenues, for the Three Months Ended July 3, 2010. The $28.6 million (12.5%) increase in gross profit was primarily generated from the Company’s international retail businesses and is reflective of increased net revenues (see above). Gross profit for the Three Months Ended July 2, 2011 includes an increase of $11.6 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $16.1 million, and gross margin decreased 60 basis points, for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010, reflecting a $26.7 million increase in international operations, partially offset by a $10.6 million decrease in the domestic business. The decline in gross margin reflects a decrease in domestic gross margin (primarily related to the effect of an increase in the level of customer allowances, an increase in product costs and an unfavorable sales mix) and a decrease in international gross margins (primarily related to an unfavorable sales mix, an increase in promotional discounts and an increase in product costs, in Europe, partially offset by a favorable sales mix in Asia and in Mexico and Central and South America).
Intimate Apparel Group gross profit increased $8.8 million and gross margin decreased 210 basis points for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010 reflecting a $12.8 million increase in international operations, partially offset by a $4.0 million decrease in the domestic business. The decline in gross margin primarily reflects the effect of an increase in the level of customer allowances (in the U.S. and Europe), an increase in product costs in the U.S. and European businesses and an unfavorable sales mix in the U.S. Europe and in Mexico, Central and South America, partially offset by the effect of a favorable sales mix in Asia.
Swimwear Group gross profit increased $3.6 million and gross margin increased 350 basis points for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010, reflecting a $1.5 million increase in international operations and a $2.1 million increase in the domestic business. The increase in gross profit and gross margin in the U.S. primarily reflects a favorable sales mix coupled with sourcing efficiencies, which more than offset the overall decline in net revenues in the U.S.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Gross profit was $553.4 million, or 44.1% of net revenues, for the Six Months Ended July 2, 2011 compared to $496.9 million, or 44.9% of net revenues, for the Six Months Ended July 3, 2010. The $56.5 million (11.4%) increase in gross profit was primarily generated from the Company’s international retail businesses and is reflective of increased net revenues (see above). Gross profit for the Six Months Ended July 2, 2011 includes an increase of $14.8 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $29.4 million, and gross margin decreased 60 basis points, for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, reflecting a $46.8 million increase in international operations, partially offset by a $17.4 million decrease in the domestic business. The decline in gross margin reflects a decrease in domestic gross margin (primarily related to an increase in product costs, the effect of an increase in the level of customer allowances and an unfavorable sales mix), partially offset by an increase in international gross margins (primarily related to a favorable sales mix in Asia and in Mexico, Central and South America, partially offset by an unfavorable sales mix, an increase in promotional discounts and an increase in product costs, in Europe).
Intimate Apparel Group gross profit increased $19.1 million and gross margin decreased 180 basis points for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010 reflecting a $25.5 million increase in international operations, partially offset by a $6.4 million decrease in the domestic business. The decline in gross margin primarily reflects the effect of an increase in the level of customer allowances, an unfavorable sales mix and an increase in product costs in the U.S. and European businesses, partially offset by the effect of a favorable sales mix in Asia and in Mexico, Central and South America.

Swimwear Group gross profit increased $8.0 million and gross margin increased 130 basis points for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, reflecting a $2.3 million increase in international operations and a $5.7 million increase in the domestic business. The increase in gross profit and gross margin in the U.S. primarily reflects an overall increase in sales and a favorable sales mix coupled with sourcing efficiencies.
Selling, General and Administrative Expenses
Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Selling, general & administrative (“SG&A”) expenses increased $31.0 million to $202.9 million (34.3% of net revenues) for the Three Months Ended July 2, 2011 compared to $171.9 million (33.1% of net revenues) for the Three Months Ended July 3, 2010. The increase in SG&A expenses includes:
(i)	an increase of $24.8 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China, partially offset by the elimination of duplicative costs associated with consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	an increase of $3.5 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the first quarter of Fiscal 2011 compared to expenditures related to the Company’s Calvin Klein X product line of men’s underwear, which was launched during Fiscal 2010; and
(iii)	an increase in administrative expenses of $2.7 million, primarily related to an increase in restructuring charges of $3.2 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), amounts recorded for stock-based compensation expense ($0.7 million) and additional expense due to foreign exchange losses ($2.0 million), partially offset by a gain of $2.0 million on the sale of the Company’s Nancy Ganz trademarks in Australia and New Zealand during the Three Months Ended July 2, 2011 (see Note 6 of Notes to Consolidated Condensed Financial Statements) and a decrease in amounts accrued for performance-based employee cash compensation ($3.2 million).
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010 resulted in a $13.3 million increase in SG&A, including the $2.0 million loss in administrative expenses noted in item (iii) above.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Selling, general & administrative (“SG&A”) expenses increased $68.7 million to $425.5 million (33.9% of net revenues) for the Six Months Ended July 2, 2011 compared to $356.8 million (32.2% of net revenues) for the Six Months Ended July 3, 2010. The increase in SG&A expenses includes:
(i)	an increase of $52.9 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China, partially offset by the elimination of duplicative costs associated with consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	an increase of $6.6 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the second quarter of Fiscal 2011 compared to expenditures related to the Company’s Calvin Klein X product line of men’s underwear, which was launched during Fiscal 2010; and
(iii)	an increase in administrative expenses of $9.2 million, primarily related to an increase in restructuring charges of $8.1 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), amounts recorded for stock-based compensation expense ($2.6 million) and additional expense due to foreign exchange losses ($4.1 million), partially offset by a gain of $2.0 million on the sale of the Company’s Nancy Ganz trademarks in Australia and New Zealand during the Three Months Ended July 2, 2011 (see Note 6 of Notes to Consolidated Condensed Financial Statements) and a decrease in amounts accrued for performance-based employee cash compensation ($5.3 million).

The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010 resulted in a $17.8 million increase in SG&A, including the $4.1 million loss in administrative expenses noted in item (iii) above.
Amortization of Intangible Assets
Amortization of intangible assets was $3.1 million for the Three Months Ended July 2, 2011 compared to $2.6 million for the Three Months Ended July 3, 2010 and $6.3 million for the Six Months Ended July 2, 2011 compared to $5.3 million for the Six Months Ended July 3, 2010 (see Note 13 of Notes to Consolidated Condensed Financial Statements — Intangible Assets and Goodwill).
Pension Income
Pension income was $0.3 million for the Three Months Ended July 2, 2011 compared to pension income of $0.02 million for the Three Months Ended July 3, 2010 and $0.6 million for the Six Months Ended July 2, 2011 compared to pension income of $0.04 million for the Six Months Ended July 3, 2010. See Liquidity and Capital Resources — Pension Plan, below.
Operating Income
The following table presents operating income by Group (segment):

	Three Months	Three Months	Six Months	Six Months
	Ended July 2,	Ended July 3,	Ended July 2,	Ended July 3,
	2011	2010	2011	2010
	(in thousands of dollars)
Sportswear Group (a)	$15,957	$23,279	$54,557	$72,525
Intimate Apparel Group (a)	34,470	33,668	65,007	66,424
Swimwear Group (a)	10,705	8,954	24,773	20,915
Corporate/other expenses (a) (b)	(8,533)	(10,583)	(22,084)	(25,048)

Operating income (c) (d) (e)	$52,599	$55,318	$122,253	$134,816

Operating income as a percentage of net revenue	8.9%	10.7%	9.8%	12.2%

(a)	reflects the allocation of $2.5 million of corporate expenses to the Sportswear Group ($1.7 million), Intimate Apparel Group ($0.9 million) and Swimwear Group (($0.1)) million, respectively, during the Three Months Ended July 3, 2010 and $5.0 million of corporate expenses to the Sportswear Group ($3.4 million), Intimate Apparel Group ($1.8 million) and Swimwear Group (($0.2)) million, respectively, during the Six Months Ended July 3, 2010 to conform to the presentation for the Three and Six Months Ended July 2, 2011, respectively (see Overview, above).

(b)	the decrease in corporate/other expenses for the Three and Six Months Ended July 2, 2011 compared to the Three and Six Months Ended July 3, 2010 was primarily related to a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits, partially offset by foreign currency exchange-related losses.

(c)	includes approximately $5.0 million and $1.2 million for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, respectively, and approximately $11.4 million and $2.1 million for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(d)	includes a gain of $2.0 million for the Three Months Ended July 2, 2011 and the Six Months Ended July 2, 2011 related to the sale and assignment of the Company’s Nancy Ganz trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2.0 million.

(e)	includes a gain of $1.6 million for the Three Months Ended July 2, 2011 and the Six Months Ended July 2, 2011 related to recovery of an insurance claim related to a fire in a warehouse in Peru.
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended July 2, 2011 compared to the Three Months Ended July 3, 2010 resulted in a $1.7 million decrease in operating income and for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010 resulted in a $3.1 million decrease in operating income (see Overview, above).

Sportswear Group
Sportswear Group operating income was as follows:

	Three Months		Three Months		Six Months		Six Months	% of
	Ended July 2,	% of Brand Net	Ended July 3,	% of Brand	Ended July 2,	% of Brand	Ended July 3,	Brand Net
	2011 (b)	Revenues	2010 (b)	Net Revenues	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$5,324	3.7%	$10,489	8.2%	$35,505	10.9%	$51,697	16.2%
Chaps	2,373	5.2%	8,218	16.5%	9,743	9.7%	14,818	15.4%

Sportswear wholesale	7,697	4.1%	18,707	10.5%	45,248	10.6%	66,515	16.0%
Calvin Klein Jeans retail	8,260	8.4%	4,572	6.9%	9,309	4.7%	6,010	4.4%

Sportswear Group (a)	$15,957	5.6%	$23,279	9.5%	$54,557	8.7%	$72,525	13.2%

(a)	includes restructuring charges of 2.0 million and $0.5 million for the Three Months Ended July 2, 2011 and July 3, 2010, respectively, and $3.6 million and $0.4 million for the Six Months Ended July 2, 2011 and July 3, 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three	Three	Six Months	Six Months
	Months Ended	Months Ended	Ended July 2,	Ended July 3,
	July 2, 2011	July 3, 2010	2011	2010
	(in thousands of dollars)
Calvin Klein Jeans	$4,391	$4,493	$8,772	$9,019
Chaps	1,965	2,017	3,924	4,023

Sportswear wholesale	6,356	6,510	12,696	13,042
Calvin Klein Jeans retail	614	403	1,147	762

Sportswear Group	$6,970	$6,913	$13,843	$13,804

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Sportswear Group operating income decreased $7.3 million, or 31.5%, reflecting decreases of $5.2 million and $5.8 million in the Calvin Klein Jeans wholesale and Chaps businesses, respectively, and an increase of $3.7 million in the Calvin Klein Jeans retail business. Sportswear Group operating income includes a decrease of $1.1 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects a $16.1 million increase in gross profit, more than offset by a $23.4 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses is primarily related to the addition of new retail stores opened or acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy in the fourth quarter of Fiscal 2010), an increase in restructuring related charges and an increase due to the effects of foreign currency fluctuations.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Sportswear Group operating income decreased $18.0 million, or 24.8%, reflecting decreases of $16.2 million and $5.1 million in the Calvin Klein Jeans wholesale and Chaps businesses, respectively, partially offset by an increase of $3.3 million in the Calvin Klein Jeans retail business. Sportswear Group operating income includes a decrease of $0.1 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects a $29.4 million increase in gross profit, more than offset by a $47.4 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses is primarily related to the addition of new retail stores opened or acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011 and in Italy in the fourth quarter of Fiscal 2010), an increase in restructuring related charges and an increase due to the effects of foreign currency fluctuations.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months		Three Months		Six Months		Six Months	% of
	Ended July 2,	% of Brand Net	Ended July 3,	% of Brand	Ended July 2,	% of Brand	Ended July 3,	Brand Net
	2011 (b)	Revenues	2010 (b)	Net Revenues	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$15,989	15.2%	$20,576	20.6%	$35,407	16.4%	$39,806	20.4%
Core Intimates	9,634	18.4%	5,982	13.0%	14,512	14.9%	13,094	14.3%

Intimate Apparel wholesale	25,623	16.2%	26,558	18.2%	49,919	15.9%	52,900	18.4%
Calvin Klein Underwear retail	8,847	12.9%	7,110	13.3%	15,088	11.3%	13,524	12.7%

Intimate Apparel Group (a)	$34,470	15.2%	$33,668	16.9%	$65,007	14.5%	$66,424	16.9%

(a)	includes restructuring charges of $1.5 million and $0.2 million for the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010, respectively, and $2.9 million and $0.2 million for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three	Three	Six Months	Six Months
	Months Ended	Months Ended	Ended July 2,	Ended July 3,
	July 2, 2011	July 3, 2010	2011	2010
	(in thousands of dollars)
Calvin Klein Underwear	$3,103	$3,046	$5,938	$6,082
Core Intimates	1,513	1,490	3,041	2,983

Intimate Apparel wholesale	4,616	4,536	8,979	9,065
Calvin Klein Underwear retail	376	289	722	547

Intimate Apparel Group	$4,992	$4,825	$9,701	$9,612

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Intimate Apparel Group operating income for the Three Months Ended July 2, 2011 increased $0.8 million, or 2.4%, reflecting increases of $3.6 million in Core Intimates and $1.7 million in Calvin Klein Underwear retail, partially offset by a decrease of $4.5 million in Calvin Klein Underwear wholesale. Intimate Apparel Group operating income includes a decrease of $0.1 million related to fluctuations in foreign currency exchange rates. The increase in Intimate Apparel Group operating income reflects an $8.8 million increase in gross profit, offset by an $8.0 million increase in SG&A expenses (including amortization of intangible assets). The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the ck one product line of men’s and women’s underwear, an increase in selling expenses related to retail store openings in Europe, Asia, Canada and South America, an increase in restructuring related expenses and an increase due to the effects of fluctuations in foreign currency exchange rates.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Intimate Apparel Group operating income for the Six Months Ended July 2, 2011 decreased $1.4 million, or 2.29%, reflecting a decrease of $4.4 million in Calvin Klein Underwear wholesale, partially offset by increases of $1.4 million in Core Intimates and $1.6 million in Calvin Klein Underwear retail. Intimate Apparel Group operating income includes a decrease of $1.2 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects a $19.1 million increase in gross profit, more than offset by a $20.5 million increase in SG&A expenses (including amortization of intangible assets). The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the ck one product line of men’s and women’s underwear, an increase in selling expenses related to retail store openings in Europe, Asia, Canada and South America, an increase in restructuring related expenses and an increase due to the effects of fluctuations in foreign currency exchange rates.
Swimwear Group
Swimwear Group operating income was as follows:

	Three Months		Three Months		Six Months		Six Months	% of
	Ended July 2,	% of Brand Net	Ended July 3,	% of Brand	Ended July 2,	% of Brand	Ended July 3,	Brand Net
	2011 (c)	Revenues	2010 (c)	Net Revenues	2011 (c)	Net Revenues	2010 (c)	Revenues
	(in thousands of dollars)
Speedo	$10,437	16.2%	$9,712	15.4%	$23,133	15.6%	$20,092	14.7%
Calvin Klein	(1,370)	-18.8%	(2,043)	-30.6%	(242)	-1.0%	(670)	-3.6%

Swimwear wholesale	9,067	12.7%	7,669	11.0%	22,891	13.4%	19,422	12.5%
Swimwear retail (a)	1,638	23.2%	1,285	20.0%	1,882	20.1%	1,493	16.9%

Swimwear Group (b)	$10,705	13.6%	$8,954	11.8%	$24,773	13.7%	$20,915	12.7%

(a)	includes $1.1 million and $1.0 million for the Three Months Ended July 2, 2011 and July 3, 2010, respectively, and $1.1 million and $0.9 million for the Six Months Ended July 2, 2011 and July 3, 2010, respectively related to Calvin Klein retail swimwear.

(b)	includes restructuring charges of $1.2 million and $0.4 million for the Three Months Ended July 2, 2011 and July 3, 2010, respectively, and $4.3 million and $0.7 million for the Six Months Ended July 2, 2011 and July 3, 2010, respectively.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three	Three	Six Months	Six Months
	Months Ended	Months Ended	Ended July 2,	Ended July 3,
	July 2, 2011	July 3, 2010	2011	2010
	(in thousands of dollars)
Speedo	$2,186	$2,074	$4,410	$4,186
Calvin Klein	146	213	614	456

Swimwear wholesale	2,332	2,287	5,024	4,642
Swimwear retail	103	141	201	282

Swimwear Group	$2,435	$2,428	$5,225	$4,924

Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Swimwear Group operating income for the Three Months Ended July 2, 2011 increased $1.8 million, or 19.6%, reflecting a $0.7 million increase in Speedo wholesale, a $0.7 million increase in Calvin Klein wholesale and a $0.4 million increase in Swimwear retail. The effect on Swimwear Group operating income related to fluctuations in foreign currency exchange rates was negligible. The increase in Swimwear operating income reflects a $3.6 million increase in gross profit, partially offset by a $1.8 million increase in SG&A expenses primarily related to an increase in restructuring costs.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Swimwear Group operating income for the Six Months Ended July 2, 2011 increased $3.8 million, or 18.4%, reflecting a $3.0 million increase in Speedo wholesale, a $0.4 million increase in Calvin Klein wholesale and a $0.4 million increase in Swimwear retail. The effect on Swimwear Group operating income related to fluctuations in foreign currency exchange rates was negligible. The increase in Swimwear operating income reflects an $8.0 million increase in gross profit, partially offset by a $4.2 million increase in SG&A expenses primarily related to an increase in restructuring costs.
Other Loss (Income)
Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
Other income of $0.2 million for the Three Months Ended July 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other loss of $5.7 million for the Three Months Ended July 3, 2010 primarily reflects a loss of $2.0 million related to the redemption of $110.9 million of Senior Notes during the Three Months Ended July 3, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements) and a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
Other income of $0.9 million for the Three Months Ended July 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other loss of $7.5 million for the Six Months Ended July 3, 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during the Six Months Ended July 3, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements) and a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).
Interest Expense
Interest expense decreased $0.8 million to $3.5 million for the Three Months Ended July 2, 2011 from $4.3 million for the Three Months Ended July 3, 2010 and decreased $3.0 million to $6.2 million for the Six Months Ended July 2, 2011 from $9.2 million for the Six Months Ended July 3, 2010. The changes for each comparative period primarily relate to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan, which was entered into in June 2011; (ii) the remaining balance ($160.9 million) of the Senior Notes, which were fully redeemed during the first and second quarters of Fiscal 2010; (iii) the CKJEA Notes payable; (iv) the 2008 Credit Agreements and (v) the Italian Note, which was entered into in the third quarter of Fiscal 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements).

Interest Income
Interest income increased $0.3 million to $0.8 million for the Three Months Ended July 2, 2011 from $0.5 million for the Three Months Ended July 3, 2010 and increased $0.1 million to $1.6 million for the Six Months Ended July 2, 2011 from $1.5 million for the Six Months Ended July 3, 2010, due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.
Income Taxes
Three Months Ended July 2, 2011 compared to Three Months Ended July 3, 2010
The effective tax rates for the Three Months Ended July 2, 2011 and July 3, 2010 were 9.2% and 34.5% respectively. The lower effective tax rate for the Three Months Ended July 2, 2011 primarily reflects a tax benefit of approximately $10.9 million recorded during the Three Months Ended July 2, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Three Months Ended July 2, 2011, as well as a shift in earnings from higher to lower taxing jurisdictions.
Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010
The effective tax rates for the Six Months Ended July 2, 2011 and July 3, 2010 were 24.0% and 34.5% respectively. The lower effective tax rate for the Six Months Ended July 2, 2011 primarily reflects a tax benefit of approximately $10.9 million recorded during the Three Months Ended July 2, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Three Months Ended July 2, 2011, as well as a shift in earnings from higher to lower taxing jurisdictions.
Discontinued Operations
Loss from discontinued operations, net of taxes, was a loss of $0.1 million for both the Three Months Ended July 2, 2011 and the Three Months Ended July 3, 2010 and was $0.6 million for the Six Months Ended July 2, 2011 compared to a loss of $0.4 million for the Six Months Ended July 3, 2010. The losses for each comparative period were primarily related to the Company’s Ocean Pacific Apparel and Lejaby discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Liquidity and Capital Resources
Liquidity
The Company’s principal source of operating cash flows is from sales of its products to customers. In constant currencies, sales to customers increased for the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010 (see Overview, Non-GAAP Measures and Results of Operations — Net Revenues, above). The Company’s principal operating outflows of cash relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.
During the Six Months Ended July 2, 2011, cash outflows increased primarily related to additional investments in working capital (see Accounts Receivable and Inventories and Cash Flows, below) and an increase in SG&A expenses (see Selling, General and Administrative Expenses, above) in Europe, Asia and in Mexico and Central and South America primarily related to the increase in newly opened and acquired retail stores. In addition, cash outflows resulted from an increase in costs for raw material, labor and freight, particularly in the U.S. and European businesses. The product cost increases are expected to continue during the remainder of Fiscal 2011 and to adversely affect the operating margins of the Company’s businesses. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by selectively increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
The Company believes that, at July 2, 2011, cash on hand, cash to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.

As of July 2, 2011, the Company had working capital (current assets less current liabilities) of $752.6 million. Included in working capital as of July 2, 2011 were (among other items) cash and cash equivalents of $294.8 million and short-term debt of $12.7 million, including $2.0 million under the 2011 Term Loan Agreement, $3.8 million under the CKJEA Notes and $6.9 million of other short-term debt.
2011 Term Loan Agreement
On June 17, 2011, Warnaco Group, Warnaco, Calvin Klein Jeanswear Company (“CK Jeans”), an indirect wholly-owned subsidiary of Warnaco Group, and Warnaco Swimwear Products Inc. (“Warnaco Swimwear”), an indirect wholly-owned subsidiary of Warnaco Group, entered into the 2011 Term Loan Agreement with the financial institutions which are the lenders thereunder (the “Lenders”). Warnaco, CK Jeans and Warnaco Swimwear are co-borrowers on a joint and several basis under the 2011 Term Loan Agreement (the “Borrowers”) (see Note 14 of Notes to Consolidated Condensed Financial Statements).
The 2011 Term Loan Agreement provides for a $200 million senior secured term loan facility, maturing on June 17, 2018. In addition, during the term of the 2011 Term Loan Agreement, the Borrowers may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100 million plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. At July 2, 2011, there was $200 million in term loans outstanding under the 2011 Term Loan Agreement. The Company paid approximately $5.0 million in financing costs related to the 2011 Term loan.
On each of the Company’s fiscal quarters, beginning on September 30, 2011, $500,000 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.
The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate, as defined in the 2011 Term Loan Agreement, and LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. Accrued interest will be paid in arrears on the last day of each interest period through the maturity date. Payment dates are the last calendar day (or business day if the last calendar day is not a business day) of each of January, April, July and October, beginning on October 31, 2011. Reset dates are two business days prior to a payment date, beginning on October 29, 2011 (determines the three-month LIBOR variable leg for the following three month period). From inception of the loan through July 29, 2011, the Company elected to use a combination of a base rate and a LIBOR rate of interest, each on a portion of the outstanding balance. At July 2, 2011, the loans under the 2011 Term Loan Agreement had a weighted average annual interest rate of 4.50% (comprised of $80 million at 3.75% and $120 million at a base rate of 5.0%). In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the interest rate cap (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00% per annum) plus 2.75% on a per annum basis from July 29, 2011 through the maturity date of the 2011 Term Loan.
The 2011 Term Loan Agreement does not require the Borrowers to comply with any financial maintenance covenants but does contain customary representations, warranties and affirmative covenants. The 2011 Term Loan Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, with respect to (i) incurrence of indebtedness and liens, (ii) significant corporate changes including mergers and acquisitions with third parties, (iii) investments, (iv) loans, (v) advances and guarantees to or for the benefit of third parties, (vi) hedge agreements, (vii) certain restricted payments and (viii) transactions with affiliates and certain other restrictive agreements, among others.
The 2011 Term Loan Agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a “Change of Control” (as defined in the 2011 Term Loan Agreement), or the failure to observe the certain covenants therein. Upon an event of default, the Lenders may, among other things, declare any then outstanding loans due and payable immediately.
The proceeds of the 2011 Term Loan Agreement will be used for general corporate purposes, which include funding acquisitions and internal growth, repaying indebtedness (including, during the Three Months Ended July 2, 2011, the 2008 Credit Agreements and the Italian Note, see below), and repurchasing common stock of Warnaco.

Interest Rate Cap Agreement
On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, (notional amount $120 million) (the “Cap Agreement”). The Cap Agreement is a series of 27 individual caplets (in total, the “Cap”) that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. Under the terms of the Cap Agreement, if three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the Counterparty. If LIBOR resets below the strike price no payment is made by the Counterparty. However, the Company would still be responsible for payment of the deferred premium. At July 1, 2011, the Company was obligated to make premium payments totaling approximately $16.0 million, based on an annual rate of 1.9475% on the notional amount of the Cap, over the term of the Cap Agreement. The effect of the Cap Agreement is to limit the interest rate payable to 5.6975% with respect to the portion of the 2011 Term Loan that equals the notional amount of the Cap.
Short-Term Borrowings
As of July 2, 2011, under the 2008 Credit Agreement, the Company had no loans and $39.3 million in letters of credit outstanding, leaving approximately $163.9 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $3.2 million of letters of credit, leaving approximately $19.8 million of availability (see Note 14 of Notes to Consolidated Condensed Financial Statements). During June 2011, the outstanding balances under the 2008 Credit Agreements were repaid with a portion of the proceeds from the 2011 Term Loan.
The revolving credit facilities under the 2008 Credit Agreements reflect funding commitments by a syndicate of banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that the ability of those banks to make loans during the Six Months Ended July 2, 2011 has increased relative to the Six Months Ended July 3, 2010. However, the Company continues to monitor the creditworthiness of the syndicated banks.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.1 to 1.0. In connection with entering into the 2011 Term Loan Agreement, the Company amended the 2008 Credit Agreements to allow the Company to incur indebtedness and grant liens. The Company was in compliance with the covenants of its 2008 Credit Agreements as of July 2, 2011, January 1, 2011 and July 3, 2010.
During the Six Months Ended July 2, 2011, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including repurchase of Common Stock (see Note 15 of Notes to Consolidated Condensed Financial Statements), settlement of the OP litigation (see Notes 3 and 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010), funding of the Company’s pension plan, and payment of employee incentive-based compensation. As of July 2, 2011, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or to raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
The CKJEA Notes consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%) held by certain of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $3.8 million, $18.4 million, and $38.3 million at July 2, 2011, January 2, 2011 and July 3, 2010, respectively. During the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than twelve months and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties.
The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to improve cash flows and fund operations as needed. The lines of credit are secured by approximately equal amounts of WBR’s trade accounts receivable. At July 2, 2011, January 1, 2011 and July 3, 2010, the total outstanding balances of the lines of credit were approximately $5.1 million, $0.4 million and $1.6 million, respectively. During the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010, WBR was able to borrow funds under the lines of credit, as needed, to fund operations.

The Italian Note was entered into by one of the Company’s Italian subsidiaries on September 30, 2010 in connection with the acquisition of the business of a distributor of its Calvin Klein products in Italy (see Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010). The initial principal amount of the Italian Notes was €10.0 million ($13.4 million). On June 30, 2011, the remaining outstanding balance of €6.0 million ($8.6 million) was repaid with a portion of the proceeds from the 2011 Term Loan.
The Company’s corporate or family credit ratings and outlooks at July 2, 2011, are summarized below:

Rating	Corporate/Family
Agency	Rating (a)	Outlook

Standard & Poor’s	BBB-	stable

Moody’s	Ba1	stable

(a)	ratings on individual debt instruments can be different from the Company’s corporate or family credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. On June 27, 2011, Moody’s upgraded the rating on the Company’s 2008 Credit Agreements to Baa1 from Baa2 (both investment-grade ratings). Standard & Poor’s has assigned a rating of BBB- and Moody’s has assigned a rating of Ba1 to the 2011 Term Loan.
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
Capital Expenditures
During the Six Months Ended July 2, 2011, the Company leased approximately 65,000 square feet of additional retail store space worldwide from newly opened stores and acquired an additional 25,000 square feet of retail space in Taiwan (see Note 3 of Notes to Consolidated Condensed Financial Statements), which resulted in capital expenditures (primarily related to store fixtures) of approximately $8 million. The Company has targeted an additional 85,000 square feet of new retail space for the remainder of Fiscal 2011, for which it expects to incur additional costs for capital expenditures of approximately $18 million.
Restructuring
During the Six Months Ended July 2, 2011, the Company incurred restructuring and other exit costs of $11.4 million primarily related to the consolidation and restructuring of certain international operations, job eliminations in the U.S. and lease contract termination charges related to retail store, office and warehouse closures, and made payments of approximately $7.2 million related to those activities. During the remainder of Fiscal 2011, the Company expects to incur additional costs of between $12 million and $14 million related to these initiatives. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities.
Business Acquisitions
During the fourth quarter of the Company’s fiscal year ended January 2, 2010, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the consideration also includes three contingent payments through March 31, 2012. During the first quarter of Fiscal 2011, the Company made the second contingent payment of approximately $11.5 million, based upon the operating results of WBR for Fiscal 2010. See Note 3 of Notes to Consolidated Condensed Financial Statements.
During the first quarter of Fiscal 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of $1.4 million. See Note 3 of Notes to Consolidated Condensed Financial Statements.

On July 8, 2011, after the close of the second quarter of Fiscal 2011, the Company acquired a controlling interest (51%) in the equity of a joint venture with a distributor of its Calvin Klein products in India for cash consideration of approximately $20.4 million. In addition, the Company loaned the non-controlling party in the joint venture $6.0 million with an interest rate of 5.0% per annum. The loan matures on July 8, 2016. Interest on the loan is payable in arrears on the last day of each calendar year.
Share Repurchases
During the Six Months Ended July 2, 2011, the Company repurchased 1,629,651 shares of its common stock under the 2010 Share Repurchase Program for a total of $87.6 million (based on an average of $53.75 per share), leaving a balance of 2,431,191 shares to be repurchased. In addition, the Company repurchased 37,143 shares of common stock for a total of $2.1 million (based on an average of $56.05 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, below). Repurchased shares are held in treasury pending use for general corporate purposes.
Derivative Financial Instruments
During the Six Months Ended July 2, 2011, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany payables, receivables or loans denominated in U.S. dollars or Pounds Sterling. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts (see Note 11 of Notes to Consolidated Condensed Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At July 2, 2011, the Company’s foreign currency hedging programs included $62.3 million of future inventory purchases, $21.4 million of future minimum royalty and advertising payments and $76.3 million of intercompany payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).
Pension Plan
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plan. During the Six Months Ended July 2, 2011, the Company contributed $5.5 million to the domestic pension plan. Contributions for Fiscal 2011 are expected to total $8.8 million and for the following four years are expected to be in the range of $5.7 million and $9.6 million. Actual later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension plan.
The fair value of the Pension Plan’s assets, net of expenses, increased to approximately $131.6 million at July 2, 2011 compared to $127.7 million at January 1, 2011, reflecting an actual annualized rate of return on the Pension Plan’s assets, net of expenses, of 6.1% for the Six Months Ended July 2, 2011. That rate of return was less than the assumed rate of return of 8% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income (expense) on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 8% per annum for the remainder of Fiscal 2011, the Company would expect to recognize pension income for the year ending December 31, 2011. The Company’s pension income (expense) is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2011. Based upon results for Fiscal 2010, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.7 million.

Accounts Receivable and Inventories
Accounts receivable increased $2.3 million to $320.4 million at July 2, 2011 from $318.1 million at January 1, 2011, and increased $16.1 million to $320.4 million at July 2, 2011 from $304.3 million at July 3, 2010. The balance of accounts receivable at July 2, 2011 compared to the balances at January 1, 2011 and July 3, 2010 includes an increase of $10.9 million and $21.8 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan and Mexican peso). Thus, on a constant currency basis, accounts receivable at July 2, 2011 decreased compared to both January 1, 2011 and July 3, 2010.
Inventories increased $44.9 million to $355.4 million at July 2, 2011 from $310.5 million at January 1, 2011 and increased $77.8 million to $355.4 million at July 2, 2011 from $277.6 million at July 3, 2010. The balance of inventories at July 2, 2011 compared to the balances at January 1, 2011 and July 3, 2010 includes an increase of $13.0 million and $25.9 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan and Mexican peso). The inventory increase from July 3, 2010 to July 2, 2011 primarily reflects the expansion of the Company’s retail business (including retail openings and acquisitions) and growth in its overall wholesale business.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Six Months Ended July 2, 2011 and the Six Months Ended July 3, 2010:

	Six Months Ended
	July 2, 2011	July 3, 2010
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$61,498	$94,122
Discontinued operations	(18,057)	851
Net cash (used in) investing activities:
Continuing operations	(22,000)	(24,087)
Discontinued operations	—	—
Net cash provided by (used in) financing activities:
Continuing operations	74,912	(212,220)
Discontinued operations	—	—
Translation adjustments	7,222	(6,557)

Increase (decrease) in cash and cash equivalents	$103,575	$(147,891)

For the Six Months Ended July 2, 2011, cash provided by operating activities from continuing operations was $61.5 million compared to cash provided by operating activities of $94.1 million for Six Months Ended July 3, 2010. The $32.6 million decrease in cash provided by operating activities was due to an increase in net income, net of non-cash charges, more than offset by an increase in outflows related to changes in working capital.
Working capital changes for the Six Months Ended July 2, 2011 included cash outflows of $39.5 million related to inventory (primarily to support the Company’s growth expectations for the remainder of Fiscal 2011) and $48.6 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $7.8 million related to accrued income taxes, partially offset by cash inflows of $9.1 million related to accounts receivable (due to increased sales in June 2011 than in December 2010 and the timing of payments), $7.9 million related to prepaid expenses and other assets (primarily related to prepaid royalty, prepaid advertising and prepaid taxes, other than income taxes).
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
For the Six Months Ended July 2, 2011 compared to the Six Months Ended July 3, 2010, cash used in operating activities from discontinued operations increased $18.9 million primarily related to settlement of the OP litigation (see Notes 3 and 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010).
For the Six Months Ended July 2, 2011, net cash used in investing activities from continuing operations was $22.0 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores. For the Six Months Ended July 3, 2010, net cash used in investing activities from continuing operations was $24.1 million, mainly attributable to purchases of property, plant and equipment, including $9.5 million related to the Company’s distribution center in the Netherlands, and $6.0 million related to acquisitions of businesses in Asia.

Net cash provided by financing activities for the Six Months Ended July 2, 2011 was $74.9 million, which primarily reflects net cash provided of $200 million related to borrowings under the 2011 Term Loan and $7.1 million from the exercise of employee stock options, partially offset by cash used of $89.7 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $26.2 million related to the repayment of short term borrowings and $11.5 million related to a contingent payment made during the Three Months Ended July 2, 2011 in connection with the acquisition of the equity interest in WBR, which occurred in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction.
Net cash used in financing activities for the Six Months Ended July 3, 2010 was $212.2 million, which primarily reflects net cash used of $164.0 million related to the repurchase of Senior Notes, $72.3 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program (as defined in the Company’s Annual Report on Form 10-K for Fiscal 2010) and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009, which was accounted for as an equity transaction and $2.7 million related to repayment of short-term notes, partially offset by cash provided of $25.1 million related to amounts borrowed under the 2008 Credit Agreements and $5.1 million from the exercise of employee stock options.
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of July 2, 2011 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010, with the exception of certain operating leases and other contractual obligations entered into during the Six Months Ended July 2, 2011 (see Note 19 of Notes to Consolidated Condensed Financial Statements).
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
The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Six Months Ended July 2, 2011, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010, except for changes in LIBOR, which will affect $80 million of the 2011 Term Loan, which is not subject to the interest rate cap (see Note 14 of Notes to Consolidated Condensed Financial Statements).

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended July 2, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.

Item 1A.	Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2010, filed with the SEC on February 28, 2011 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended July 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During May 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”), which allows the Company to repurchase up to 5,000,000 shares of its common stock. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. During the Three Months Ended July 2, 2011, the Company purchased 1,068,809 shares of common stock for a total of $58.5 million (based on $54.68 per share) under the 2010 Share Repurchase Program. During the first quarter of Fiscal 2011, the Company purchased 560,842 shares of common stock for a total of $29.1 million (based on $51.97 per share) under the 2010 Share Repurchase Program.
An aggregate of 1,611 shares included below as repurchased during the Three Months Ended July 2, 2011 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Three Months Ended July 2, 2011.

			Total Number	Maximum
			of Shares	Number of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Plan

April 3, 2011 - April 30, 2011	377	$61.84	—	3,500,000

May 1, 2011 - May 28, 2011	829,061	$56.09	828,923	2,671,077

May 29, 2011 - July 2, 2011	240,982	$49.81	239,886	2,431,191
In the event that available credit under the 2008 Credit Agreements is less than 25% of the aggregate borrowing limit under the 2008 Credit Agreements, the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. In addition, if an event of default, as defined in the 2011 Term Loan Agreement, has occurred and is continuing or if the consolidated interest coverage ratio, as defined in the 2011 Term Loan Agreement, for the Company’s most recent four fiscal quarters is less than 2.25 to 1.00, the 2011 Term Loan places a restriction on the payment of dividends and repurchases of shares of the Company’s common stock that are otherwise allowed to be paid or repurchased up to the cap set forth in the 2011 Term Loan Agreement. At July 2, 2011, the triggering events for restriction on the payment of dividends and repurchase of shares under the 2008 Credit Agreements and under the 2011 Term Loan had not been met. However, the Company has not paid any dividends on the Common Stock.

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

10.1
Term Loan Agreement Agreement, dated as of June 17, 2011, among Warnaco Inc., Calvin Klein Jeanswear Company, Warnaco Swimwear Products Inc., The Warnaco Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).* #

10.2
Guaranty, dated as of June 17, 2011, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, each lender, and each other holder of an obligation thereunder (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).*

10.3
Pledge and Security Agreement, dated as of June 17, 2011, by Warnaco Inc., Calvin Klein Jeanswear Company, Warnaco Swimwear Products Inc., The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereto or that from time to time becomes a party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).* #

10.4
Intercreditor Agreement, dated June 17, 2011, among JPMorgan Chase Bank, N.A., as adminstrative agent and as collateral agent under the Term Loan Agreement and Bank of America, N.A., as administrative agent and as collateral agent under each of the ABL Credit Facilities, and acknowledged by the borrowers, The Warnaco Group, Inc, and the other loan parties party thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).*

Exhibit No.	Description of Exhibit

10.5
Canadian ABL Amendment, dated as of June 17, 2011, among Warnaco of Canada Company, the affiliates of the borrower party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).*

10.6
US ABL Amendment, dated as of June 17, 2011, among Warnaco Inc., the affiliates of the borrower party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by The Warnaco Group, Inc. on June 23, 2011).*

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

THE WARNACO GROUP, INC.
Date: August 2, 2011	/s/ Joseph R. Gromek
Joseph R. Gromek
President and Chief Executive Officer

Date: August 2, 2011	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer