Form 10-Q
period 2011-10-01
WARNACO GROUP INC /DE/
filed 2011-11-04
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011
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
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 28, 2011 is as follows: 40,481,065.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011

PAGE
NUMBER

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets as of October 1, 2011, January 1, 2011 and October 2, 2010	1

Consolidated Condensed Statements of Operations for the Three Months and Nine Months Ended October 1, 2011 and for the Three Months and Nine Months Ended October 2, 2010	2

Consolidated Statements of Stockholders’ Equity, Comprehensive Income and Redeemable Non-Controlling Interest for the Nine Months Ended October 1, 2011 and for the Nine Months Ended October 2, 2010	3

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 1, 2011 and for the Nine Months Ended October 2, 2010	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	61

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	63

Item 4. (Removed and Reserved)	63

Item 5. Other Information	63

Item 6. Exhibits	63

SIGNATURES	64

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	October 1, 2011	January 1, 2011	October 2, 2010
ASSETS

Current assets:
Cash and cash equivalents	$179,326	$191,227	$213,409
Accounts receivable, net of reserves of $89,798, $95,639 and $82,594 as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively	341,406	318,123	346,464
Inventories	392,073	310,504	324,439
Assets of discontinued operations	—	125	112
Prepaid expenses and other current assets (including deferred income taxes of $59,781, $58,270, and $53,402 as of October 1, 2011, January 1, 2011, and October 2, 2010, respectively)	174,355	158,659	147,421

Total current assets	1,087,160	978,638	1,031,845

Property, plant and equipment, net	129,205	129,252	127,157
Other assets:
Licenses, trademarks and other intangible assets, net	360,508	373,276	360,457
Goodwill	143,688	115,278	110,150
Other assets (including deferred income taxes of $24,695, $11,769, and $15,459 as of October 1, 2011, January 1, 2011, and October 2, 2010, respectively)	92,210	56,828	54,859

Total assets	$1,812,771	$1,653,272	$1,684,468

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$47,773	$32,172	$69,607
Accounts payable	182,517	152,714	165,171
Accrued liabilities	209,842	227,561	223,397
Liabilities of discontinued operations	7,048	18,800	8,365
Accrued income taxes payable (including deferred income taxes of $1,320, $262 and $1,094 as of October 1, 2011, January 1, 2011, and October 2, 2010, respectively)	34,906	38,219	43,431

Total current liabilities	482,086	469,466	509,971

Long-term debt	209,552	—	—
Other long-term liabilities (including deferred income taxes of $76,410, $74,233, and $69,478 as of October 1, 2011, January 1, 2011, and October 2, 2010, respectively)	206,529	211,200	194,880

Total liabilities	898,167	680,666	704,851

Commitments and contingencies
Redeemable non-controlling interest	15,200	—	—
Stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 52,134,522, 51,712,674 and 51,255,219 issued as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively	521	517	513
Additional paid-in capital	704,741	674,508	660,362
Accumulated other comprehensive income	20,421	43,048	47,728
Retained earnings	633,776	501,394	482,219
Treasury stock, at cost 11,653,871, 7,445,166 and 6,751,793 shares as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively	(460,055)	(246,861)	(211,205)

Total stockholders’ equity	899,404	972,606	979,617

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,812,771	$1,653,272	$1,684,468

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net revenues	$645,121	$596,761	$1,898,669	$1,704,259
Cost of goods sold	365,412	327,736	1,065,552	938,374

Gross profit	279,709	269,025	833,117	765,885
Selling, general and administrative expenses	212,000	198,129	637,491	554,962
Amortization of intangible assets	3,263	3,021	9,548	8,275
Pension income	(310)	(22)	(931)	(65)

Operating income	64,756	67,897	187,009	202,713
Other loss (income)	1,357	(1,899)	498	5,651
Interest expense	4,986	2,953	11,142	12,190
Interest income	(986)	(699)	(2,542)	(2,192)

Income from continuing operations before provision for income taxes and non-controlling interest	59,399	67,542	177,911	187,064
Provision for income taxes	10,770	26,102	39,184	67,285

Income from continuing operations before non-controlling interest	48,629	41,440	138,727	119,779
Income (Loss) from discontinued operations, net of taxes	(4,177)	57	(4,741)	(373)

Net income	44,452	41,497	133,986	119,406

Less: net loss attributable to non-controlling interest	(159)	—	(159)	—

Net income attributable to Warnaco Group, Inc.	$44,611	$41,497	$134,145	$119,406

Amounts attributable to Warnaco Group, Inc. common shareholders:
Income from continuing operations, net of tax	$48,788	$41,440	$138,886	$119,779
Income (Loss) from discontinued operations, net of tax	(4,177)	57	(4,741)	(373)

Net Income	$44,611	$41,497	$134,145	$119,406

Basic income per common share (see Note 17):
Income from continuing operations	$1.15	$0.92	$3.18	$2.64
Income (Loss) from discontinued operations	(0.10)	—	(0.11)	(0.01)

Net income	$1.05	$0.92	$3.07	$2.63

Diluted income per common share (see Note 17):
Income from continuing operations	$1.13	$0.90	$3.11	$2.58
Income (Loss) from discontinued operations	(0.10)	—	(0.11)	(0.01)

Net income	$1.03	$0.90	$3.00	$2.57

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	41,713,958	44,553,898	43,076,120	44,813,952

Diluted	42,581,100	45,465,691	44,023,646	45,806,530

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY,
COMPREHENSIVE INCOME AND REDEEMABLE NON-CONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

		Stockholders’ Equity
				Accumulated
	Redeemable		Additional	Other				Total
	Non-controlling	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive	Stockholders’
	Interest	Stock	Capital	Income	Earnings	Stock	Income	Equity
Balance at January 2, 2010	$—	$506	$633,378	$46,473	$362,813	$(127,060)	$—	$916,110
Comprehensive income:
Net income					119,406		119,406	119,406
Other comprehensive income, net of tax:							—
Foreign currency translation adjustments				1,677			1,677	1,677
Change in post-retirement plans				(6)			(6)	(6)
Change in cash flow hedges				(427)			(427)	(427)
Other				11			11	11

Other comprehensive income							1,255	1,255

Comprehensive income							$120,661	120,661

Stock issued in connection with stock compensation plans		7	8,904					8,911
Compensation expense in connection with employee stock compensation plans			18,080					18,080
Purchase of treasury stock related to stock compensation plans						(3,362)		(3,362)
Repurchases of common stock						(80,783)		(80,783)

Balance at October 2, 2010	$—	$513	$660,362	$47,728	$482,219	$(211,205)		$979,617

		Stockholders’ Equity
				Accumulated
	Redeemable		Additional	Other				Total
	Non-controlling	Common	Paid-in	Comprehensive	Retained	Treasury	Comprehensive	Stockholders’
	Interest	Stock	Capital	Income	Earnings	Stock	Income	Equity
Balance at January 1, 2011	$—	$517	$674,508	$43,048	$501,394	$(246,861)	$—	$972,606
Comprehensive income:
Net income					134,145		134,145	134,145
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(21,453)			(21,453)	(21,453)
Change in cash flow hedges				(1,169)			(1,169)	(1,169)
Other				(5)			(5)	(5)

Other comprehensive income							(22,627)	(22,627)

Comprehensive income							$111,518	111,518

Stock issued in connection with stock compensation plans		4	9,018					9,022
Compensation expense in connection with employee stock compensation plans			21,215					21,215
Purchase of treasury stock related to stock compensation plans						(2,406)		(2,406)
Repurchases of common stock						(210,788)		(210,788)
Acquisition date fair value of redeemable non-controlling interest in joint venture in India	15,200
Net loss attributable to redeemable non-controlling interest	(159)
Foreign currency translation adjustments attributable to redeemable non-controling interest	(1,604)
Adjustment to redemption value	1,763				(1,763)			(1,763)

Balance at October 1, 2011	$15,200	$521	$704,741	$20,421	$633,776	$(460,055)		$899,404

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net income	$133,986	$119,406
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange loss	2,185	150
Loss from discontinued operations	4,741	373
Depreciation and amortization	43,669	37,507
Stock compensation	21,215	18,080
Provision for trade and other bad debts	2,259	2,170
Inventory writedown	14,581	10,035
Loss on repurchase of Senior Notes	—	3,747
Other	(1,697)	(467)
Changes in operating assets and liabilities:
Accounts receivable	(32,383)	(59,319)
Inventories	(101,375)	(74,625)
Prepaid expenses and other assets	(13,125)	(10,495)
Accounts payable, accrued expenses and other liabilities	14,766	61,520
Accrued income taxes	(12,139)	39,861

Net cash provided by operating activities from continuing operations	76,683	147,943
Net cash provided by (used in) operating activities from discontinued operations	(16,501)	377

Net cash provided by operating activities	60,182	148,320

Cash flows from investing activities:
Proceeds on disposal of assets	146	189
Purchases of property, plant & equipment	(36,311)	(29,783)
Business acquisitions, net of cash acquired	(21,454)	(8,404)
Loan to non-controlling shareholder	(6,000)	—
Disposal of businesses	2,000	1,431

Net cash (used in) investing activities from continuing operations	(61,619)	(36,567)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(61,619)	(36,567)

Cash flows from financing activities:
Repurchase of Senior Notes due 2013	—	(164,011)
Change in short-term notes payable	24,340	15,344
Change in revolving credit loans	—	6,985
Repayment of Italian Note	(13,370)	—
Proceeds from 2011 Term Loan	200,000	—
Repayment of 2011 Term Loan	(500)	—
Proceeds from the exercise of employee stock options	8,231	8,157
Payment of deferred financing costs	(5,385)	(70)
Purchase of treasury stock	(211,206)	(84,145)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(11,467)	(3,442)

Net cash (used in) financing activities from continuing operations	(9,357)	(221,182)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash (used in) financing activities	(9,357)	(221,182)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,107)	2,084

(Decrease) in cash and cash equivalents	(11,901)	(107,345)
Cash and cash equivalents at beginning of period	191,227	320,754

Cash and cash equivalents at end of period	$179,326	$213,409

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
Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from July 3, 2011 to October 1, 2011 (the “Three Months Ended October 1, 2011”) and the period from July 4, 2010 to October 2, 2010 (the “Three Months Ended October 2, 2010”) each contained thirteen weeks of operations and the period from January 2, 2011 to October 1, 2011 (the “Nine Months Ended October 1, 2011”) and the period from January 3, 2010 to October 2, 2010 (the “Nine Months Ended October 2, 2010”) each contained thirty-nine weeks of operations.
Reclassifications: Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three Months Ended October 2, 2010 and the Nine Months Ended October 2, 2010 have been reclassified to Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. See Note 6 of Notes to Consolidated Condensed Financial Statements.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
During May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies that the concept that the fair value of an asset is based on its highest and best use is only relevant when measuring the fair value of nonfinancial assets (and therefore would not apply to financial assets or any liabilities) since financial assets have no alternative use. The new guidance specifies that financial assets are measured based on the fair value of an individual security unless an entity manages its market risks and/or counterparty credit risk exposure within a group (portfolio) of financial instruments on a net basis. ASU 2011-4 requires the following new disclosures related to the Company’s assets and liabilities that are measured at and/or disclosed at fair value: (1) the categorization in the fair value hierarchy of all assets and liabilities that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed (such as the disclosure of the fair value of long-term debt that is recorded at amortized cost on the balance sheet); (2) all, not just significant, transfers between Level 1 and Level 2 fair value measurements; (3) the reason(s), if applicable, why the current use of a nonfinancial asset, that is recorded or disclosed at fair value, differs from its highest and best use; and (4) certain quantitative and qualitative disclosures related to Level 3 fair value measurements. Assets and liabilities of the Company’s defined benefit pension plans (see Note 8 of Notes to Consolidated Condensed Financial Statements) are not subject to any of these new disclosure requirements. The new requirements are effective for the Company for interim and annual periods beginning on or after January 1, 2012 and will be required prospectively upon adoption. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial position, results of operations or cash flows.
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
During September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first perform a “qualitative” assessment to determine whether further quantitative impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt as of the fourth quarter of 2011. The Company is in the process of determining whether to early adopt ASU 2011-08 for Fiscal 2011.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 3—Acquisitions
Redeemable Non-Controlling Interest — Joint Venture in India
On July 8, 2011, the Company acquired a controlling interest (51%) in the equity of a joint venture with a distributor of its Calvin Klein products in India for cash consideration of approximately $17,771, net of cash acquired of $2,629. The acquisition was accounted for as a business combination and its results were consolidated into the Company’s operations and financial statements from the acquisition date, with the operating results of the non-controlling interest (i.e., the interest in the joint venture not owned by the Company) reported separately (see below). In addition, on July 8, 2011, the Company loaned one of the non-controlling shareholders in the joint venture $6,000 with an interest rate of 5.0% per annum (which loan is collateralized by the non-controlling shareholder’s equity interest in the joint venture). Principal is due on July 8, 2016, the maturity date of the loan, or sooner if the Company purchases the shares of the non-controlling shareholder. Interest on the loan is payable in arrears on the last day of each calendar year.
The Company is in the process of finalizing the allocation of the purchase price attributable to the acquisition of its controlling interest in the joint venture and is also in the process of finalizing the determination of the fair values of the assets acquired and liabilities assumed.
The Shareholders’ Agreement entered into by the parties to the joint venture (the “Shareholders’ Agreement”) contains a put option under which the non-controlling shareholders can require the Company to purchase all or a portion of their shares in the joint venture (i) at any date after July 8, 2011, if the Company commits a material breach, as defined in the Shareholders’ Agreement, that is not cured or becomes insolvent; or (ii) at any date after July 8, 2013, with respect to one of the non-controlling shareholders or after July 8, 2015, with respect to the other non-controlling shareholder. The put price is the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s EBITDA for the prior 12 months less its net debt as of the closing balance sheet of the 12 month period. EBITDA will be derived from the joint venture’s financial statements. The multiple of EBITDA will be based on multiples of comparable companies and specific facts and circumstances of the joint venture. Thus, the redemption value at any date after the acquisition date is the fair value of the redeemable non-controlling interest on that date.
The Shareholders’ Agreement also contains a call option under which the Company can require any of the non-controlling shareholders to sell their shares to the Company (i) at any date after July 8, 2011 in the event that any non-controlling shareholder commits a material breach, as defined in the Shareholders’ Agreement, under any of the agreements related to the joint venture, that is not cured; or (ii) at any date after July 8, 2015. The call price is determined by the same method as the put price (as described above).
Due to the inclusion of a put option in the Shareholders’ Agreement, the Company is accounting for the joint venture as a redeemable non-controlling interest in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity. The redeemable non-controlling interest is classified as temporary equity and is presented in the mezzanine section of the Company’s Consolidated Condensed Balance Sheets between liabilities and equity at its redemption value. The preliminary estimate of the initial carrying value of the non-controlling interest on July 8, 2011 of $15,200 was its fair value as determined using a discounted cash flow model with a discount rate of 27% and additional discounts for lack of marketability and lack of control by the non-controlling shareholders.
Since it is probable that the non-controlling interest will become redeemable in the future, based on the passage of time, subsequent changes in the redemption value (fair value) of the redeemable non-controlling interest will be recognized immediately as they occur and the carrying amount of the redeemable non-controlling interest will be adjusted to equal the fair value at the end of each reporting period. Thus, the end of each reporting period is viewed as the redemption date. The adjustment to the carrying amount will be determined after attribution of net income or net loss of the non-controlling interest. The offset to the adjustment to the carrying amount of the redeemable non-controlling interest will be retained earnings of the Company. The adjustment to the carrying amount will not impact net income or comprehensive income in the Company’s Consolidated Condensed Financial Statements and will not impact earnings per share since the shares of the redeemable non-controlling interest are redeemable at fair value. At October 1, 2011, the preliminary estimate of the fair value of the redeemable non-controlling interest was $15,200.
As of October 1, 2011, the Company has recorded a preliminary amount of $32,747 for Goodwill in connection with the acquisition of its controlling interest in the joint venture. Goodwill represents synergies and economies of scale resulting from the business combination as well as the value of the business established by the Indian partners before formation of the joint venture, including business relationships, opening stores and hiring of an assembled workforce (see Note 13 of Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
On July 8, 2011, subsequent to the formation of the joint venture, Calvin Klein Inc. (“CKI”) agreed to amend certain licenses with the Company related to territories in Asia to include the territory of India. The amendments allow the Company to develop, manufacture, distribute and market Calvin Klein Jeans products (including Jeans apparel, Jeans accessories and Bridge merchandise) in India through 2046 (see Trademarks and Licensing Agreements in the Company’s Annual Report on Form 10-K for Fiscal 2010). The Company accounted for rights received to the territory of India as an intangible asset, which was recorded at estimated cost (see Note 13 of Notes to Consolidated Condensed Financial Statements). Changes in the estimate of the cost will be reflected as a change in the carrying amount of the intangible asset.
Acquisition of Business in Taiwan
On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and leases of the retail stores of its Calvin Klein distributor in Taiwan for cash consideration of approximately $1,450. The acquisition was accounted for as a business combination and its results were consolidated into the Company’s operations and financial statements from the acquisition date.
Acquisition of Remaining Non-Controlling Interest in Brazil
During the fourth quarter of the fiscal year ended January 2, 2010 (“Fiscal 2009”), the Company acquired the remaining non-controlling interest in a Brazilian subsidiary (“WBR”) and eight retail stores in Brazil, collectively, the “Brazilian Acquisition.” As part of the consideration for the Brazilian Acquisition, the Company is required to make three payments through March 31, 2012, which are contingent on the level of operating income achieved (as specified in the acquisition agreement) by WBR during that period. The Company made the second contingent payment of 18,500 Brazilian Real (approximately $11,470 as of March 31, 2011), based on the operating results of WBR for Fiscal 2010, on March 31, 2011. As of October 1, 2011, the Company expects that the third contingent payment will be 18,500 Brazilian Real (approximately $10,100 as of October 1, 2011) based on the anticipated operating results of WBR for Fiscal 2011, which will be paid by March 31, 2012.
Note 4—Discontinued Operations
As disclosed in its Annual Report on Form 10-K for Fiscal 2010, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations of those prior periods are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net revenues	$—	$6	$—	$1,355

(Loss) before income tax (benefit) (a)	$(4,214)	$33	$(5,090)	$(683)
Income tax (benefit)	(37)	(24)	(349)	(310)

Income (Loss) from discontinued operations	$(4,177)	$57	$(4,741)	$(373)

(a)	Includes a charge of approximately $4,000 in connection with the Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements — Legal Matters).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	October 1,	January 1,	October 2,
	2011	2011	2010

Accounts receivable, net	$—	$18	$1
Inventories	—	—	2
Prepaid expenses and other current assets	—	107	109

Assets of discontinued operations	$—	$125	$112

Accounts payable	$5	$32	$16
Accrued liabilities	7,043	18,768	8,349

Liabilities of discontinued operations	$7,048	$18,800	$8,365

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
Note 5—Restructuring Expenses and Other Exit Costs
During the Three and Nine Months Ended October 1, 2011, the Company incurred restructuring charges and other exit costs of $7,547 and $18,990, respectively, primarily related to (i) the rationalization and consolidation of the Company’s international operations ($2,191 and $7,054, respectively); (ii) job eliminations in the U.S. ($840 and $2,871, respectively); (iii) impairment charges and lease contract termination costs in connection with retail store, office and warehouse closures ($4,396 and $8,748, respectively) and (iv) other exit costs ($120 and $317, respectively).
During the Three and Nine Months Ended October 2, 2010, the Company incurred restructuring charges and other exit costs of $1,697 and $3,810, respectively, primarily related to (i) costs associated with workforce reductions to align its cost structure to match current economic conditions ($0 and $1,121, respectively); (ii) the rationalization and consolidation of the Company’s European operations ($323 and $919, respectively) and (iii) other exit activities, including contract termination costs, legal and other costs ($1,374 and $1,770, respectively).
Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 1, 2011 and the Three and Nine Months Ended October 2, 2010, as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Cost of goods sold	$376	$13	$1,842	$287
Selling, general and administrative expenses	7,171	1,684	17,148	3,523

	$7,547	$1,697	$18,990	$3,810

Cash portion of restructuring items	$7,547	$1,697	$17,823	$3,810
Non-cash portion of restructuring items	—	—	1,167	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Changes in liabilities related to restructuring expenses and other exit costs for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010 are summarized below:

Balance at January 2, 2010	$3,572
Charges for the Nine Months Ended October 2, 2010	3,810
Cash reductions for the Nine Months Ended October 2, 2010	(3,810)
Non-cash changes and foreign currency effects	(48)

Balance at October 2, 2010	$3,524

Balance at January 1, 2011	$3,582
Charges for the Nine Months Ended October 1, 2011	18,437
Cash reductions for the Nine Months Ended October 1, 2011	(11,720)
Non-cash changes and foreign currency effects	277

Balance at October 1, 2011 (a)	$10,576

(a)	The balance at October 1, 2011 includes approximately $7,698 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $2,878 recorded in other long term liabilities which amounts are expected to be settled over the next two years.
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
Effective January 2, 2011, in conjunction with an evaluation of the Company’s overall group reporting and to reflect the manner in which the CODM currently evaluates the business, the Company revised its methodology for allocating certain corporate expenses (incurred in the U.S.) to the operating units in each of its business groups. The change in methodology resulted in an increase in the portion of corporate overhead allocated to the business groups for management reporting purposes as well as a change in the manner in which the corporate overhead is allocated between the domestic and international business units. Accordingly, the operating income (loss) for each group and Corporate/Other for the Three and Nine Months Ended October 2, 2010 has been revised to conform to the current period presentation. The revision of the operating income (loss) for each group and Corporate/Other did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements Cash Flows for any period presented in this Form 10-Q.
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of October 1, 2011, the Sportswear Group operated 565 Calvin Klein retail stores worldwide (consisting of 139 full-price free-standing stores, 56 outlet free-standing stores, 369 shop-in-shop/concession stores and, in the U.S., one on-line store). As of October 1, 2011, there were also 371 retail stores operated by third parties under retail licenses or distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of October 1, 2011, the Intimate Apparel Group operated 878 Calvin Klein retail stores worldwide (consisting of 99 full-price free-standing stores, 61 outlet free-standing stores and 717 shop-in-shop/concession stores and, in the U.S., one on-line store). As of October 1, 2011, there were also 211 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.
The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. As of October 1, 2011, the Swimwear Group operated 191 Calvin Klein retail shop-in-shop/concession stores in Europe and one on-line store in the U.S.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Information by business group is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended October 1, 2011
Net revenues	$357,935	$247,880	$39,306	$645,121	$—	$645,121
Operating income (loss)	34,129	38,620	(3,352)	69,397	(4,641)	64,756
Depreciation and amortization	8,347	4,413	589	13,349	393	13,742
Restructuring expense	3,545	699	2,988	7,232	315	7,547
Capital expenditures	6,014	7,379	245	13,638	443	14,081

Three Months Ended October 2, 2010
Net revenues	$337,020	$223,081	$36,660	$596,761	$—	$596,761
Operating income (loss) (a)	51,309	39,939	(3,794)	87,454	(19,557)	67,897
Depreciation and amortization	8,057	4,294	535	12,886	416	13,302
Restructuring expense	(47)	9	1,732	1,694	3	1,697
Capital expenditures	12,407	(644)	86	11,849	680	12,529

Nine Months Ended October 1, 2011
Net revenues	$983,695	$695,317	$219,657	$1,898,669	$—	$1,898,669
Operating income (loss) (c) (d)	88,686	103,627	21,421	213,734	(26,725)	187,009
Depreciation and amortization	27,010	13,751	1,889	42,650	1,019	43,669
Restructuring expense	7,169	3,619	7,254	18,042	948	18,990
Capital expenditures	17,687	14,863	390	32,940	1,294	34,234

Nine Months Ended October 2, 2010
Net revenues	$887,410	$616,139	$200,710	$1,704,259	$—	$1,704,259
Operating income (loss) (b)	123,834	106,363	17,121	247,318	(44,605)	202,713
Depreciation and amortization	22,694	11,967	1,705	36,366	1,141	37,507
Restructuring expense	395	122	2,446	2,963	847	3,810
Capital expenditures	26,193	5,747	545	32,485	2,048	34,533

Balance Sheet
Total Assets:
October 1, 2011	$1,068,298	$494,482	$117,949	$1,680,729	$132,042	$1,812,771
January 1, 2011	995,475	381,371	154,831	1,531,677	121,595	1,653,272
October 2, 2010	1,050,685	408,419	112,316	1,571,420	113,048	1,684,468
Property, Plant and Equipment:
October 1, 2011	$62,317	$38,486	$2,472	$103,275	$25,930	$129,205
January 1, 2011	63,555	28,522	3,023	95,100	34,152	129,252
October 2, 2010	46,053	42,527	3,344	91,924	35,233	127,157

(a)	reflects the allocation of $2,467 of corporate expenses to the Sportswear Group ($1,730), the Intimate Apparel Group ($1,052) and the Swimwear Group (($315)), respectively, during the Three Months Ended October 2, 2010 to conform to the presentation for the Three Months Ended October 1, 2011.

(b)	reflects the allocation of $7,422 of corporate expenses to the Sportswear Group ($5,134), the Intimate Apparel Group ($2,809) and the Swimwear Group (($521)), respectively, during the Nine Months Ended October 2, 2010 to conform to the presentation for the Nine Months Ended October 1, 2011.

(c)	includes a gain of $2,000 in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2,000.

(d)	includes a gain of $1,630 related to the recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The table below summarizes Corporate/Other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Unallocated corporate expenses (a)	$5,273	$17,242	$25,338	$43,660
Foreign exchange losses (gains)	(971)	1,956	527	(863)
Pension income	(369)	(60)	(1,107)	(180)
Restructuring expense	315	3	948	847
Depreciation and amortization of corporate assets	393	416	1,019	1,141

Corporate/other expenses	$4,641	$19,557	$26,725	$44,605

(a)	the decrease in unallocated corporate expenses is related primarily to a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits.
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Operating income by operating groups	$69,397	$87,454	$213,734	$247,318
Corporate/other expenses	(4,641)	(19,557)	(26,725)	(44,605)

Operating income	64,756	67,897	187,009	202,713
Other (income) loss	1,357	(1,899)	498	5,651
Interest expense	4,986	2,953	11,142	12,190
Interest income	(986)	(699)	(2,542)	(2,192)

Income from continuing operations before provision for income taxes and non-controlling interest	$59,399	$67,542	$177,911	$187,064

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	October 1,		October 2,
	2011	%	2010	%
Net revenues:
United States	$241,764	37.5%	$250,039	41.9%
Europe	182,265	28.3%	166,749	27.9%
Asia	129,985	20.1%	101,090	17.0%
Mexico, Central and South America	62,848	9.7%	48,216	8.1%
Canada	28,259	4.4%	30,667	5.1%

	$645,121	100.0%	$596,761	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	October 1,		October 2,
	2011	%	2010	%
Net revenues:
United States	$777,552	41.0%	$782,753	45.9%
Europe	478,827	25.2%	423,882	25.0%
Asia	370,546	19.5%	281,655	16.5%
Mexico, Central and South America	176,698	9.3%	129,940	7.6%
Canada	95,046	5.0%	86,029	5.0%

	$1,898,669	100.0%	$1,704,259	100.0%

Note 7—Income Taxes
The effective tax rates for the Three Months Ended October 1, 2011 and October 2, 2010 were 18.1% and 38.6% respectively. The lower effective tax rate for the Three Months Ended October 1, 2011 primarily reflects a tax benefit of $7,300 recorded during the Three Months Ended October 1, 2011 related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions, as well as a tax benefit of approximately $1,300 recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during the Three Months Ended October 1, 2011. In addition, certain discrete charges to the tax provision recorded during the Three Months Ended October 2, 2010 (in total $3,600) did not reoccur in the Three Months Ended October 1, 2011.
The effective tax rates for the Nine Months Ended October 1, 2011 and October 2, 2010 were 22.0% and 36.0% respectively. The lower effective tax rate for the Nine Months Ended October 1, 2011 primarily reflects a tax benefit of approximately $11,000, recorded during the Nine Months Ended October 1, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Nine Months Ended October 1, 2011, a tax benefit of $7,300 recorded during the Three Months Ended October 1, 2011 related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions, as well as a tax benefit of approximately $1,300 recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during the Three Months Ended October 1, 2011. In addition, certain discrete charges to the tax provision recorded during the Nine Months Ended October 2, 2010 (in total $3,600) did not reoccur in the Nine Months Ended October 1, 2011.
As of October 1, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may decrease between $10,000 and $12,000 associated with tax positions expected to be taken during the next 12 months, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.
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
The Company made contributions of $1,650 and $7,150 to the Pension Plan during the Three and Nine Months Ended October 1, 2011, respectively. The Company’s contributions to the Pension Plan are expected to be $8,800 in total for Fiscal 2011.
The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$—	$—	$62	$33
Interest cost	2,334	2,358	70	91
Expected return on plan assets	(2,703)	(2,418)	—	—
Amortization of actuarial (gain)	—	—	(25)	(26)

Net benefit (income) cost (a)	$(369)	$(60)	$107	$98

	Pension Plans		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$—	$—	$186	$99
Interest cost	7,002	7,074	210	273
Expected return on plan assets	(8,109)	(7,254)	—	—
Amortization of actuarial (gain)	—	—	(75)	(78)

Net benefit (income) cost (a)	$(1,107)	$(180)	$321	$294

(a)	net benefit (income) cost does not include costs related to the Foreign Plans of $59 and $176 for the Three and Nine Months Ended October 1, 2011, respectively, and $38 and $115 for the Three and Nine Months Ended October 2, 2010, respectively.
Deferred Compensation Plans
The Company’s liability under the employee deferred compensation plan was $4,185, $4,220 and $3,987 as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively. This liability is included in other long-term liabilities. The Company’s liability under the director deferred compensation plan was $1,068, $1,015 and $834 as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 9—Comprehensive Income
The components of comprehensive income attributable to Warnaco Group Inc. are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$44,611	$41,497	$134,145	$119,406
Other comprehensive income, net of tax:
Foreign currency translation adjustments (a)	(63,170)	44,967	(21,453)	1,677
Change in fair value of cash flow hedges	440	(2,958)	(1,169)	(427)
Change in actuarial gains (losses), net related to post-retirement medical plans	—	(6)	—	(6)
Other	(3)	(63)	(5)	11

Total comprehensive income (loss)	$(18,122)	$83,437	$111,518	$120,661

The components of accumulated other comprehensive income as of October 1, 2011, January 1, 2011 and October 2, 2010 are summarized below:

	October 1,	January 1,	October 2,
	2011	2011	2010

Foreign currency translation adjustments (a)	$24,529	$45,982	$50,235
Actuarial losses, net related to post retirement medical plans, net of tax of $1,232, $1,232 and $1,253, as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively	(1,099)	(1,099)	(1,064)

(Loss) on cash flow hedges, net of taxes of $2,175, $871 and $803 as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively	(3,016)	(1,847)	(1,454)
Other	7	12	11

Total accumulated other comprehensive income	$20,421	$43,048	$47,728

(a)	Foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations and the fact that more than 65% of the Company’s assets are based outside of the U.S. The change in foreign currency translation adjustments at October 1, 2011 compared to January 1, 2011 and October 2, 2010 as well as for the Three and Nine Months Ended October 1, 2011 compared to the Three and Nine Months Ended October 2, 2010 reflects the fluctuation of certain foreign currencies (principally the Euro, Canadian Dollar, Korean Won, Brazilian Real and Mexican Peso) relative to the U.S. dollar.
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
The fair value of long-lived assets was based on the Company’s best estimates of future cash flows and, therefore, meets the definition of Level 3 fair value, as defined above (see Note 1 of Notes to Consolidated Financial Statements — Nature of Operations and Summary of Significant Accounting Policies — Long-Lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2010).
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of October 1, 2011, January 1, 2011 and October 2, 2010:

	October 1, 2011			January 1, 2011			October 2, 2010
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$—	$4,761	$—	$—	$834	$—	$—	$231	$—
Interest rate cap	—	7,399	—	—	—	—	—	—	—

Liabilities
Foreign currency exchange contracts	$—	$495	$—	$—	$3,282	$—	$—	$4,044	$—
Cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value. The Company’s CKJEA Notes (as defined below) and other short-term notes, amounts outstanding under the 2008 Credit Agreements (as defined below) and amounts outstanding under the 2011 Term Loan (as defined below) are also reported at carrying value.
During the Nine Months Ended October 1, 2011, the Company recorded impairment charges for the long-lived assets, consisting of leasehold improvements and furniture and fixtures, of certain retail stores in the Sportswear Group and the Intimate Apparel Group, which were scheduled to close as part of a restructuring plan. For the Nine Months Ended October 1, 2011, those assets, measured on a non-recurring basis, had a fair value of $0, based upon projected future cash flows of those retail stores through the dates of closure. The Company recorded a loss of $1,140 related to those assets. For assets measured on a non-recurring basis for Fiscal 2010 see Note 16 of Notes to Consolidated Financial Statements — Financial Instruments in the Company’s Annual Report on Form 10-K for Fiscal 2010. There were no assets or liabilities measured on a non-recurring basis for the Three Months or Nine Months Ended October 2, 2010. See Note 1 of Notes to Consolidated Financial Statements — Nature of Operations and Summary of Significant Accounting Policies — Long-Lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2010 for a description of the testing of retail stores for impairment.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 11— Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 1, 2011, January 1, 2011 and October 2, 2010 are as follows:

		October 1, 2011		January 1, 2011		October 2, 2010
	Balance Sheet	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$341,406	$341,406	$318,123	$318,123	$346,464	$346,464
Open foreign currency exchange contracts	Prepaid expenses and other current assets	4,761	4,761	834	834	231	231
Interest rate cap	Other assets	7,399	7,399	—	—	—	—

Liabilities:
Accounts payable	Accounts payable	$182,517	$182,517	$152,714	$152,714	$165,171	$165,171
Short-term debt	Short-term debt	43,355	43,355	32,172	32,172	69,607	69,607
Open foreign currency exchange contracts	Accrued liabilities	495	495	3,282	3,282	4,044	4,044
2011 Term loan, current portion	Short-term debt	2,000	1,950	—	—	—	—
2011 Term loan	Long-term debt	197,500	194,513	—	—	—	—
See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments. In addition, the 2011 Term Loan (see Note 14 of Notes to Consolidated Condensed Financial Statements) matures on June 17, 2018 and bears a variable rate of interest. The fair value of the 2011 Term Loan was estimated by obtaining quotes from brokers. The fair value of the interest rate cap was determined using broker quotes, which use discounted cash flows and the then-applicable forward LIBOR rates.
Derivative Financial Instruments
Foreign Currency Exchange Forward Contracts
During the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, the Company’s Korean, European, Canadian and Mexican subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy either up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Other Comprehensive Income and recognized in Cost of Goods Sold in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.
During the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts and zero cost collars that were designed to fix the number of Euros, Korean Won, Canadian Dollars or Mexican Pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the Pound Sterling or (iii) U.S. dollar denominated intercompany loans and payables. During the Three Months Ended October 1, 2011, the Company initiated foreign currency exchange forward contracts, which were accounted for as economic hedges, in connection with the U.S. Dollar-denominated intercompany loan made upon the formation of the Company’s joint venture in India, which is held by a Singapore Dollar functional currency subsidiary (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Interest Rate Cap
On July 1, 2011, the Company entered into an Interest Rate Cap Agreement (as defined below), which will limit the interest rate payable on average over the term of the Interest Rate Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the interest rate cap. The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. See Note 14 of Notes to Consolidated Condensed Financial Statements — Interest Rate Cap.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The following table summarizes the Company’s derivative instruments as of October 1, 2011, January 1, 2011 and October 2, 2010:

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
		Balance Sheet	October 1,	January 1,	October 2,	Balance Sheet	October 1,	January 1,	October 2,
	Type (a)	Location	2011	2011	2010	Location	2011	2011	2010
Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$1,873	$—	$—	Accrued liabilities	$—	$2,290	$2,094
Interest rate cap	CF	Other assets	7,399	—	—		—	—	—

			$9,272	$—	$—		$—	$2,290	$2,094

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts		Prepaid expenses and other current assets	$2,888	$834	$231	Accrued liabilities	$495	$992	$1,950

Total derivatives			$12,160	$834	$231		$495	$3,282	$4,044

(a)	CF = cash flow hedge
The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended October 1, 2011 and the Three and Nine Months Ended October 2, 2010:

Derivatives in FASB ASC		Amount of Gain (Loss)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized
815-20 Cash Flow Hedging	Nature of Hedged	Recognized in OCI on		OCI into Income	from Accumulated OCI into		on Derivative	in Income on Derivative
Relationships	Transaction	Derivatives (Effective Portion)		(Effective Portion)	Income (Effective Portion)		(Ineffective Portion) (c)	(Ineffective Portion)
		Three Months	Three Months		Three Months	Three Months		Three Months	Three Months
		Ended	Ended		Ended	Ended		Ended	Ended
		October 1,	October 2,		October 1,	October 2,		October 1,	October 2,
		2011	2010		2011	2010		2011	2010
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$900	$(1,128)	cost of goods sold	$(47)	$289	other loss/income	$35	$(49)
Foreign exchange contracts	Purchases of inventory (b)	4,216	(2,842)	cost of goods sold	(1,069)	(93)	other loss/income	149	(99)
Interest rate cap	Interest expense on 2011 Term Loan	(6,996)	—	interest expense	—	—	other loss/income	—	—

Total		$(1,880)	$(3,970)		$(1,116)	$196		$184	$(148)

		Nine Months	Nine Months		Nine Months	Nine Months		Nine Months	Nine Months
		Ended	Ended		Ended	Ended		Ended	Ended
		October 1,	October 2,		October 1,	October 2,		October 1,	October 2,
		2011	2010		2011	2010		2011	2010

Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(111)	$387	cost of goods sold	$(708)	$689	other loss/income	$16	$(23)
Foreign exchange contracts	Purchases of inventory (b)	732	(1,452)	cost of goods sold	(2,807)	(911)	other loss/income	121	(25)
Interest rate cap	Interest expense on 2011 Term Loan	(6,996)	—	interest expense	—	—	other loss/income	—	—

Total		$(6,375)	$(1,065)		$(3,515)	$(222)		$137	$(48)

(a)	At October 1, 2011, the amount of minimum royalty costs hedged was $11,366; contracts expire through June 2012. At October 2, 2010, the amount of minimum royalty costs hedged was $11,433; contracts expire through September 2011.

(b)	At October 1, 2011, the amount of inventory purchases hedged was $44,700 ; contracts expire through August 2012. At October 2, 2010, the amount of inventory purchases hedged was $60,100; contracts expire through February 2012.

(c)	No amounts were excluded from effectiveness testing

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

					Location of
					Gain (Loss)
Derivatives not designated as					Recognized in	Amount of Gain (Loss)
hedging instruments under	Nature of Hedged		Amount	Maturity	Income on	Recognized in Income on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
			October 1,			Three Months	Nine Months
			2011			Ended	Ended
						October 1,	October 1,
						2011	2011

Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	6,546	July 2012	other loss/income	(313)	103
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	10,000	July 2012	other loss/income	723	(260)
Foreign exchange contracts	Intercompany payables	Forward contracts	28,000	April 2012	other loss/income	556	(1,844)
Foreign exchange contracts	Intercompany loans	Forward contracts	34,500	November 2011	other loss/income	2,460	859
Foreign exchange contracts	Intercompany loans	Forward contracts	—		other loss/income	819	156
Foreign exchange contracts	Intercompany loans	Forward contracts	6,000	July 2012	other loss/income	(495)	(495)

Total						$3,750	$(1,481)

					Location of
					Gain (Loss)
Derivatives not designated as					Recognized in	Amount of Gain (Loss)
hedging instruments under	Nature of Hedged		Amount	Maturity	Income on	Recognized in Income on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
			October 2,			Three Months	Nine Months
			2010			Ended	Ended
						October 2,	October 2,
						2010	2010

Foreign exchange contracts (d)	Purchases of inventory	Forward contracts	$—		other loss/income	$(32)	$(142)
Foreign exchange contracts (e)	Intercompany sales of inventory	Forward contracts	13,936	January 2012	other loss/income	712	(80)
Foreign exchange contracts (f)	Minimum royalty and advertising costs	Forward contracts	12,500	October 2011	other loss/income	(976)	(73)
Foreign exchange contracts	Intercompany loans	Forward contracts	—		other loss/income	—	(94)
Foreign exchange contracts	Intercompany payables	Forward contracts	35,000	May 2011	other loss/income	(3,115)	(256)
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		other loss/income	—	1,511
Foreign exchange contracts	Intercompany payables	Forward contracts	—		selling, general and administrative	—	398
Foreign exchange contracts	Intercompany payables	Zero-cost collars	—		selling, general and administrative	—	(232)

Total						$(3,411)	$1,032

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A reconciliation of the balance of Accumulated Other Comprehensive Income during the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010 related to cash flow hedges is as follows:

Balance January 2, 2010	$(1,414)
Derivative losses recognized	(1,065)
Losses amortized to earnings	222

Balance before tax effect	(2,257)
Tax effect	803

Balance October 2, 2010, net of tax	$(1,454)

Balance January 1, 2011	$(2,331)
Derivative losses recognized	(6,375)
Losses amortized to earnings	3,515

Balance before tax effect	(5,191)
Tax effect	2,175

Balance October 1, 2011, net of tax	$(3,016)

During the twelve months following October 1, 2011, the net amount of gains recorded in Other Comprehensive Income at October 1, 2011 that are estimated to be amortized into earnings is $1,415, on a pre-tax basis. During the Nine Months Ended October 1, 2011, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods. Therefore, no amount of gains or losses was reclassified into earnings during the Nine Months Ended October 1, 2011 as a result of the discontinuance of those cash flow hedges.
Note 12—Inventories
Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	October 1,	January 1,	October 2,
	2011	2011	2010

Finished goods	$390,205	$310,504	$324,430
Raw materials	1,868	—	9

	$392,073	$310,504	$324,439

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. At October 1, 2011, January 1, 2011 and October 2, 2010, the amount of such deposits was $4,234, $8,841 and $4,792, respectively.
See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 13—Intangible Assets and Goodwill
The following tables set forth intangible assets as of October 1, 2011, January 1, 2011 and October 2, 2010 and the activity in the intangible asset accounts for the Nine Months Ended October 1, 2011:

	October 1, 2011			January 1, 2011			October 2, 2010
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$323,422	$61,773	$261,649	$327,394	$54,907	$272,487	$328,388	$52,774	$275,614
Other	35,009	13,978	21,031	34,258	11,297	22,961	17,170	10,155	7,015

	358,431	75,751	282,680	361,652	66,204	295,448	345,558	62,929	282,629

Indefinite-lived intangible assets:
Trademarks	54,715	—	54,715	54,715	—	54,715	54,715	—	54,715
Licenses in perpetuity	23,113	—	23,113	23,113	—	23,113	23,113	—	23,113

	77,828	—	77,828	77,828	—	77,828	77,828	—	77,828

Intangible Assets	$436,259	$75,751	$360,508	$439,480	$66,204	$373,276	$423,386	$62,929	$360,457

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance at January 1, 2011	$54,715	$23,113	$272,487	$22,961	$373,276
Amortization expense	—	—	(6,866)	(2,681)	(9,547)
Translation adjustments	—	—	(6,472)	(322)	(6,794)
Other (a)	—	—	2,500	1,073	3,573

Balance at October 1, 2011	$54,715	$23,113	$261,649	$21,031	$360,508

(a)
relates to intangible assets totaling $3,573 for reacquired rights and amendment of a license during the Three Months Ended October 1, 2011, which will be amortized over a weighted average period of 25 years (see Note 3 of Notes to Consolidated Condensed Financial Statements).

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2012	$11,753
2013	11,662
2014	10,284
2015	10,263
2016	10,005
The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 1, 2011:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance at January 1, 2011	$113,016	$1,620	$642	$115,278
Adjustment:
Translation adjustments	(4,672)	(383)	—	(5,055)
Other (a)	29,442	4,023	—	33,465

Goodwill balance at October 1, 2011	$137,786	$5,260	$642	$143,688

(a)
Primarily relates to the acquisition of a controlling interest in the business of the Company’s distributor of Calvin Klein products in India during the Three Months Ended October 1, 2011 ($28,817 in Sportswear Group and $3,930 in Intimate Apparel Group) (see Note 3 of Notes to Consolidated Condensed Financial Statements).

See Note 2 of Notes to Consolidated Condensed Financial Statements — Recent Accounting Pronouncements regarding new guidelines for testing goodwill for impairment.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 14—Debt
Debt was as follows:

	October 1,	January 1,	October 2,
	2011	2011	2010
Short-term debt:

Current portion of 2011 Term Loan	$2,000	$—	$—
CKJEA notes payable and Other	43,355	18,802	48,653
2008 Credit Agreements	—	—	7,174
Premium on interest rate cap - current	2,418	—	—
Italian Note	—	13,370	13,780

	47,773	32,172	69,607

Long-term debt:

2011 Term Loan	197,500	—	—
Premium on interest rate cap	12,052	—	—

	209,552	—	—

Total Debt	$257,325	$32,172	$69,607

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
The 2011 Term Loan Agreement provides for a $200,000 senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100,000 plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. At October 1, 2011, there was $199,500 in term loans outstanding under the 2011 Term Loan Agreement. During June 2011, the Company repaid the outstanding balances of the 2008 Credit Agreements and the Italian Note (as defined below) from the proceeds of the 2011 Term Loan (see below). The Company paid $4,779 in deferred financing costs in connection with the 2011 Term Loan, which are being amortized to interest expense over the term of the loan using the effective interest method. The deferred financing costs were recorded in Other assets on the Consolidated Condensed Balance Sheets.
On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500 of the outstanding principal amount of the 2011 Term Loans must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate, as defined in the 2011 Term Loan Agreement or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. Accrued interest will be paid in arrears on the last day of each interest period through the maturity date. Payment dates are the last calendar day (or business day if the last calendar day is not a business day) of each of January, April, July and October, beginning on October 31, 2011. Reset dates are two business days prior to a payment date, beginning on October 29, 2011 (determines the three-month LIBOR variable leg for the following three month period). From inception of the loan through July 29, 2011, the Company elected to use a combination of a base rate and a LIBOR rate of interest, each on a portion of the outstanding balance ($80,000 at 3.75% and $120,000 at a base rate of 5.0%). From July 29, 2011 through October 31, 2011, the interest rate on the entire balance of the 2011 Term Loan is 3.75% (based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. At October 1, 2011, the loans under the 2011 Term Loan Agreement had a weighted average annual interest rate of 3.75%. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the interest rate cap (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00% per annum) plus 2.75% on a per annum basis from July 29, 2011 through the maturity date of the 2011 Term Loan.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Interest Rate Cap Agreement
On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, (notional amount $120,000) (the “Cap Agreement”). The Cap Agreement is a series of 27 individual caplets (in total, the “Cap”) that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. Under the terms of the Cap Agreement, if three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the reset rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the Counterparty. If LIBOR resets below the strike price no payment is made by the Counterparty. However, the Company would still be responsible for payment of the deferred premium. At July 1, 2011, the Company was obligated to make premium payments totaling approximately $16,015, based on an annual rate of 1.9475% on the notional amount of the Cap, over the term of the Cap Agreement. The effect of the Cap Agreement is to limit the interest rate payable on average over the term of the Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the Cap.
The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. At the inception of the hedging relationship, the fair value of the Cap of $14,395 was allocated to the respective caplets within the Cap on a fair value basis. To the extent that the interest rate cap contracts are effective in offsetting that variability, changes in the Cap’s fair value will be recorded in Accumulated other comprehensive income (AOCI”) in the Company’s Consolidated Condensed Balance Sheets and subsequently recognized in interest expense in the Consolidated Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.
On July 1, 2011, the Company recorded the fair value of the Cap of $14,395 in Other assets and the fair value of the deferred premium payments of $14,395 as Deferred premium on interest rate cap in Short-term debt ($1,764) and Long-term debt ($12,631), on the Company’s Consolidated Condensed Balance Sheet. On October 1, 2011, the fair value of the Cap was $7,399, which was recorded in Other assets and the decrease in fair value of $6,996 from July 1, 2011 was recorded in AOCI. On October 1, 2011, Deferred premium on the interest rate cap was $14,470, of which $2,418 was recorded in Short-term debt and $12,052 was recorded in Long-term debt. The accretion of Deferred premium on the interest rate cap of $75 during the Three Months Ended October 1, 2011 was recorded as an increase in interest expense.
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
At October 1, 2011, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.87%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.67%, based on the BA Rate (as defined below), in each case, on a per annum basis. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian Dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
During June 2011, the Company used a portion of the proceeds from the 2011 Term Loan to repay the outstanding balances of the 2008 Credit Agreements. As of October 1, 2011, the Company had no loans and approximately $29,074 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $189,662 of availability. As of October 1, 2011, there were no loans and $1,970 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $20,269. As of October 1, 2011, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
CKJEA Notes and Other Short-Term Debt
Certain of the Company’s European businesses hold short-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $39,027 at October 1, 2011, $18,445 at January 1, 2011 and $48,653 at October 2, 2010 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA notes payable was 3.14% as of October 1, 2011, 4.29% as of January 1, 2011 and 2.45% as of October 2, 2010. All of the CKJEA notes payable are short-term and were renewed during the Nine Months Ended October 1, 2011 for additional terms of no more than 12 months.
In addition, at October 1, 2011, January 1, 2011 and October 2, 2010, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $4,328, $357 and $0, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable.
During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25,000 revolving credit facility with one lender (the “Asian Credit Facility”) to be used for temporary working capital and general corporate purposes. The Asian Credit Facility bears interest of 1.75% over 1-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further 1-month periods for up to one year. The Asian Credit Facility may be renewed annually. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings during the Three Months Ended October 1, 2011.
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
Note 15—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at October 1, 2011, January 1, 2011 and October 2, 2010.
Share Repurchase Programs
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the ‘‘2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Nine Months Ended October 1, 2011, the Company repurchased the remaining 4,060,842 shares of its common stock under the 2010 Share Repurchase Program for an aggregate amount of $205,800 (based on an average of $50.68 per share).
During September 2011, the Company’s Board of Directors approved a new multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200,000 of the Company’s outstanding common stock. All repurchases under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments. During the Three Months Ended October 1, 2011, the Company repurchased 104,300 shares under the 2011 Share Repurchase Program for $4,996 (based on an average of $47.90 per share), leaving $195,004 of common stock to be repurchased.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Stock Incentive Plans
The Company granted 12,050 and 360,900 stock options during the Three and Nine Months Ended October 1, 2011, respectively, and 56,096 and 434,746 stock options during the Three and Nine Months Ended October 2, 2010, respectively. The fair values of stock options granted during the Three and Nine Months Ended October 1, 2011 and the Three and Nine Months Ended October 2, 2010 were estimated at the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Weighted average risk free rate of return (a)	0.71%	1.15%	1.62%	1.74%
Dividend yield	—	—	—	—
Expected volatility of the market price of the Company’s common stock	57.7%	56.8%	57.7%	56.8%
Expected option life (years)	4.1	4.2	4.1	4.2

(a)	based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.
A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Stock-based compensation expense before income taxes:
Stock options	$1,566	$1,625	$6,938	$6,485
Restricted stock grants	3,165	2,681	14,277	11,595

Total	4,731	4,306	21,215	18,080

Income tax benefit:
Stock options	532	570	2,407	2,307
Restricted stock grants	1,121	953	4,776	3,633

Total	1,653	1,523	7,183	5,940

Stock-based compensation expense after income taxes:
Stock options	1,034	1,055	4,531	4,178
Restricted stock grants	2,044	1,728	9,501	7,962

Total	$3,078	$2,783	$14,032	$12,140

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
A summary of stock option award activity under the Company’s stock incentive plans as of and for the Nine Months Ended October 1, 2011 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of January 1, 2011	1,926,257	$33.73
Granted	360,900	55.33
Exercised	(286,340)	28.74
Forfeited / Expired	(62,726)	41.81

Outstanding as of October 1, 2011	1,938,091	$38.23

Options Exercisable as of October 1, 2011	1,154,007	$33.52

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Nine Months Ended October 1, 2011 is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 1, 2011	847,664	$36.93
Granted	227,293	55.33
Vested (a)	(130,501)	48.96
Forfeited	(58,083)	26.27

Unvested as of October 1, 2011	886,373	$39.73

(a)
does not include an additional 37,600 restricted units with a grant date fair value per share of $55.57 and 36,750 restricted units with a grant date fair value per share of $43.28, granted to Retirement-Eligible employees (see Note 13 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2010) during the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively, for which the requisite service period has been completed on the respective grant dates but the restrictions will not lapse until the end of the three-year vesting period.

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
The Company recorded compensation expense for the Performance Awards during the Three and Nine Months Ended October 1, 2011 and the Three and Nine Months Ended October 2, 2010 based on the performance condition.
Performance Award activity for the Nine Months Ended October 1, 2011 was as follows:

		Weighted Average Grant
	Performance Shares	Date Fair Value
Unvested as of January 1, 2011	75,750	$43.28
Granted	80,050	55.57
Vested (a)	—	—
Forfeited	(1,300)	43.28

Unvested as of October 1, 2011 (b)	154,500	$49.65

(a)
does not include 35,050 and 34,300 Performance Awards granted to Retirement Eligible Employees on March 1, 2011 and March 3, 2010, respectively, for which the requisite service period has been completed on the grant date; the restrictions on such awards will not lapse until the end of the three-year vesting period.

(b)	includes 18,613 shares that the Company is obligated to issue at the end of the three-year performance period based upon the Company’s performance to date.
Note 16—Supplemental Cash Flow Information

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Cash paid (received) during the period for:
Interest expense	$8,606	$11,834
Interest income	(1,525)	(714)
Income taxes, net of refunds received	51,323	27,424
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	4,930	5,851

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 17—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 622,969 shares and 587,699 shares for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, respectively, and 639,980 shares and 582,190 shares for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

	Three Months Ended
	October 1, 2011	October 2, 2010
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$48,788	$41,440
Less: allocation to participating securities	(718)	(540)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$48,070	$40,900

Income (Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(4,177)	$57
Less: allocation to participating securities	61	—

Income (Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(4,116)	$57

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$44,611	$41,497
Less: allocation to participating securities	(656)	(540)

Net income attributable to Warnaco Group, Inc. common shareholders	$43,955	$40,957

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	41,713,958	44,553,898

Income per common share from continuing operations	$1.15	$0.92
Income (Loss) per common share from discontinued operations	(0.10)	—

Net income per common share	$1.05	$0.92

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	41,713,958	44,553,898
Effect of dilutive securities:
Stock options and restricted stock units	867,142	911,793

Weighted average number of shares and share equivalents used in computing income per common share	42,581,100	45,465,691

Income per common share from continuing operations	$1.13	$0.90
Income (Loss) per common share from discontinued operations	(0.10)	—

Net income per common share	$1.03	$0.90

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	355,200	400,067

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders and participating securities	$138,886	$119,779
Less: allocation to participating securities	(2,033)	(1,536)

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders	$136,853	$118,243

(Loss) from discontinued operations, net of tax, attributable to Warnaco Group, Inc. common shareholders and participating securities	$(4,741)	$(373)
Less: allocation to participating securities	69	5

(Loss) from discontinued operations attributable to Warnaco Group, Inc. common shareholders	$(4,672)	$(368)

Net income attributable to Warnaco Group, Inc. common shareholders and participating securities	$134,145	$119,406
Less: allocation to participating securities	(1,964)	(1,531)

Net income attributable to Warnaco Group, Inc. common shareholders	$132,181	$117,875

Basic income per common share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	43,076,120	44,813,952

Income per common share from continuing operations	$3.18	$2.64
(Loss) per common share from discontinued operations	(0.11)	(0.01)

Net income per common share	$3.07	$2.63

Diluted income per share attributable to Warnaco Group, Inc. common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	43,076,120	44,813,952
Effect of dilutive securities:
Stock options and restricted stock units	947,526	992,578

Weighted average number of shares and share equivalents used in computing income per common share	44,023,646	45,806,530

Income per common share from continuing operations	$3.11	$2.58
(Loss) per common share from discontinued operations	(0.11)	(0.01)

Net income per common share	$3.00	$2.57

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	327,950	399,067

(a)
options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)
Note 18—Legal Matters
Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). The Company believes that the Palmers Suit is without merit. The Company is defending itself vigorously in this matter. In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. During the Three Months Ended October 1, 2011, the Company recorded a reserve of approximately $4,000 in connection with these matters. In addition, as of October 1, 2011, the Company had a loan receivable recorded in Other assets on the Company’s Consolidated Condensed Balance Sheets of $13,744 from Palmers related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. The Company believes that its loan receivable from Palmers is valid and collectible.
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
Note 19 — Commitments and Contingencies
The contractual obligations and commitments in existence as of October 1, 2011 did not differ materially from those disclosed as of January 1, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2010, except for the following changes, which occurred during the Nine Months Ended October 1, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$15,599	$14,602	$10,839	$7,711	$5,857	$10,938	$65,546
Other contractual obligations	15,198	10,535	8,789	6,945	4,603	193,155	239,225

Total	$30,797	$25,137	$19,628	$14,656	$10,460	$204,093	$304,771

At October 1, 2011, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $325,428, of which $155,340 are payable in 2011 and $170,088 are payable in 2012.
As of October 1, 2011, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements).
As of October 1, 2011, the Company remains under audit in various taxing jurisdictions. It is, therefore, difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may decrease between $10,000 and $12,000 associated with tax positions expected to be taken during the next twelve months, the reevaluation of current uncertain tax positions arising from developments in examinations, the finalization of tax examinations, or from the closure of tax statutes.

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
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contain 52 weeks of operations. Additionally, the period from July 3, 2011 to October 1, 2011 (the “Three Months Ended October 1, 2011”) and the period from July 4, 2010 to October 2, 2010 (the “Three Months Ended October 2, 2010”) each contained thirteen weeks of operations and the period from January 2, 2011 to October 1, 2011 (the “Nine Months Ended October 1, 2011”) and the period from January 3, 2010 to October 2, 2010 (the “Nine Months Ended October 2, 2010”) each contained thirty-nine weeks of operations.
The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker, reviews the Company’s business. Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during the Three and Nine Months Ended October 2, 2010 have been reclassified to Operating income (loss) - Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation (see Note 6 of Notes to Consolidated Condensed Financial Statements). In addition, amounts associated with certain sourcing and design related expenses incurred in the U.S. (previously included in domestic Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group) during the Three and Nine Months Ended October 2, 2010 have been reclassified to international Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the current period presentation. The revision of the operating income (loss) for each Group and Corporate/Other for the Three and Nine Months Ended October 2, 2010 did not have any effect on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements of Cash Flows for any period presented in this Form 10-Q.
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
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it continued to implement across its segments during the Nine Months Ended October 1, 2011:
•
Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. The Company’s major brand is Calvin Klein, which generated 74.8% and 73.2% of the Company’s net revenues for the Nine Months Ended October 1, 2011 and October 2, 2010, respectively.

•
Grow the Company’s retail business through a combination of new store openings and the selective acquisition of stores operated by distributors of the Company’s products. During the Nine Months Ended October 1, 2011, the Company increased the number of Calvin Klein retail stores in Europe, Asia and South America by 275 retail stores (consisting of 48 free-standing stores (including an increase of 49 full price stores and a decline of one outlet store) and 227 shop-in-shop/concession stores). As of October 1, 2011, the Company operated (i) 1,634 Calvin Klein retail stores worldwide (consisting of 355 free-standing stores (including 238 full price and 117 outlet stores), 1,277 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store) and (ii) one Speedo® on-line store.

•	Retail net revenues represented 27.8% of the Company’s net revenues for the Nine Months Ended October 1, 2011 compared to 23.1% of the Company’s net revenues for the Nine Months Ended October 2, 2010.
•
On July 8, 2011, the Company acquired a controlling interest (51%) in the business of a distributor of its Calvin Klein products in India for cash consideration of approximately $20.4 million (see Note 3 of Notes to Consolidated Condensed Financial Statements).

•
On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and leases, of the retail stores of its Calvin Klein distributor in Taiwan for cash consideration of approximately $1.4 million.

•	The Company expects to continue to expand its retail business, particularly in Europe, Asia and South America.
•
Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. Net revenues from international operations represented 59.0% of the Company’s net revenues for the Nine Months Ended October 1, 2011 compared to 54.1% of the Company’s net revenues for the Nine Months Ended October 2, 2010. The Company believes that there are opportunities for continued growth in Europe, Asia and South America.

•
Manage heritage businesses for profitability. The Company’s heritage businesses include Chaps®, Warner’s, Olga (Core Intimates) and Speedo® brands. During the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, net revenues of all heritage businesses increased. During these periods, operating income of Speedo and Core Intimates businesses increased $2.7 million and $0.4 million, respectively, while operating income of Chaps products declined $7.1 million. During the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, operating income of heritage businesses includes an increase of $6.4 million of restructuring expense.

Net Revenues
The Company’s net revenues increased $48.4 million, or 8.1%, to $645.1 million for the Three Months Ended October 1, 2011 compared to $596.8 million for the Three Months Ended October 2, 2010 and increased $194.4 million, or 11.4%, to $1.90 billion for the Nine Months Ended October 1, 2011 compared to $1.70 billion for the Nine Months Ended October 2, 2010. The increase in net revenues was primarily due to:
(i)
the favorable effect of foreign currency fluctuations, which increased net revenues by $26.3 million and $65.3 million for the Three Months and Nine Months Ended October 1, 2011, respectively compared to the same periods in the prior year;

(ii)
the launch of the ck one product line of men’s and women’s jeanswear and underwear during the first and second quarters of Fiscal 2011 and new product launches of Warner’s and Olga products during the second quarter of Fiscal 2011, which benefited both the Sportswear Group and Intimate Apparel Group;

(iii)
the addition of 262,000 square feet of retail space (including space for both the Sportswear Group and the Intimate Apparel Group) through the opening of additional Calvin Klein international retail stores during the fourth quarter of Fiscal 2010 and the Nine Months Ended October 1, 201l and the acquisition of retail stores in Taiwan during the first quarter of Fiscal 2011, in India during the Three Months Ended October 1, 2011and in Italy during the fourth quarter of Fiscal 2010; and

(iv)
an increase of 1.7% from comparable store sales during the Three Months Ended October 1, 2011 ($123.0 million) compared to the Three Months Ended October 2, 2010 ($120.9 million) and an increase of 4.3% from comparable store sales during the Nine Months Ended October 1, 2011 ($324.7 million) compared to the Nine Months Ended October 2, 2010 ($311.1 million).

Operating Income
The Company’s operating income decreased $3.1 million, or 4.6%, to $64.8 million for the Three Months Ended October 1, 2011 compared to $67.9 million for the Three Months Ended October 2, 2010, reflecting a decline in the Sportswear Group ($17.1 million) and in the Intimate Apparel Group ($1.3 million), partially offset by an increase in the Swimwear Group ($0.4 million) and a decrease in the level of operating loss from Corporate/other ($14.9 million). Operating income includes restructuring charges of $7.5 million for the Three Months Ended October 1, 2011 and $1.7 million for the Three Months Ended October 2, 2010 (see Liquidity and Capital Resources — Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).
The Company’s operating income decreased $15.7 million, or 7.7%, to $187.0 million for the Nine Months Ended October 1, 2011 compared to $202.7 million for the Nine Months Ended October 2, 2010, reflecting a $35.2 million decline in the Sportswear Group and a $2.7 million decline in the Intimate Apparel Group, partially offset by an increase in the Swimwear Group ($4.3 million) and a decrease in the level of operating loss from Corporate/other ($17.9 million). Operating income includes restructuring charges of $19.0 million for the Nine Months Ended October 1, 2011and $3.8 million for the Nine Months Ended October 2, 2010.
During the Three and Nine Months Ended October 1, 2011, certain of the Company’s businesses, particularly in the U.S., Asia and Europe, experienced an increase in product and freight costs, which have adversely affected the operating margins of the Company’s businesses. The Company expects that the rate of product cost increases will stabilize or decline during the remainder of Fiscal 2011. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by selectively increasing the selling prices of its goods, making early purchases of product and implementing other sourcing initiatives.
Foreign Currency Effects
The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities which purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased; and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs (see Note 11 of Notes to Consolidated Condensed Financial Statements).
As noted above, during the Nine Months Ended October 1, 2011 and October 2, 2010, more than 50% of the Company’s net revenues were generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean Won, Canadian Dollar, Brazilian Real, Mexican Peso, Chinese Yuan and British Pound.
For the Three Months Ended October 1, 2011 compared to the previous year period, net revenues were favorably affected, while operating income and income from continuing operations were each negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $26.3 million, while operating income includes a decrease of $3.2 million and income from continuing operations includes a decrease of $3.9 million ($0.09 per diluted share) due to such fluctuations.
For the Nine Months Ended October 1, 2011 compared to the previous year period, net revenues were favorably affected, while operating income and income from continuing operations were each negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $65.3 million, while operating income includes a decrease of $6.3 million and income from continuing operations includes a decrease of $5.5 million ($0.12 per diluted share) due to such fluctuations.

Earnings per Share
On a U.S. generally accepted accounting principles (“GAAP”) basis, for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010, income from continuing operations per diluted share increased 25.6% to $1.13 per diluted share (from $0.90 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below)), for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010, income from continuing operations per diluted share increased 2.9% to $1.07 per diluted share (from $1.04 per diluted share).
On a GAAP basis, for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, income from continuing operations per diluted share increased 20.5% to $3.11 per diluted share (from $2.58 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below)), for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, income from continuing operations per diluted share increased 7.1% to $3.03 per diluted share (from $2.83 per diluted share).
Balance Sheet
On June 17, 2011, the Company entered into a $200 million senior secured term loan facility, maturing on June 17, 2018 (see Liquidity and Capital Resources — 2011 Term Loan Agreement, below). At October 1, 2011, the Company’s balance sheet included cash and cash equivalents of $179.3 million and total debt of $257.3 million.
During the Nine Months Ended October 1, 2011, the Company repurchased the remaining 4,060,842 shares of Common Stock under the 2010 Share Repurchase Program for $205.8 million (based on an average of $50.68 per share). See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During September 2011, the Company’s Board of Directors approved a new multi-year share repurchase program for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended October 1, 2011, the Company repurchased 104,300 shares under the 2011 Share Repurchase Program for $5.0 million (based on an average of $47.90 per share).
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$64,756	$67,897	$187,009	$202,713
Restructuring charges and pension income (a)	7,238	1,675	18,060	3,745
Brazil acquisition adjustment (b)	—	1,521	—	1,521
State franchise taxes and other (c)	—	1,269	—	1,269

Operating income, as adjusted (non-GAAP)	$71,994	$72,362	$205,069	$209,248

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders, as reported (GAAP)	$48,788	$41,440	$138,886	$119,779
Restructuring charges and pension, net of income tax (a)	5,486	1,403	12,825	2,743
Brazil acquisition adjustment, net of income tax (b)	—	1,004	—	1,004
State franchise taxes and other, net of income tax (c)	—	802	—	802
Costs related to the redemption of debt, net of income tax (d)	—	—	—	2,368
Taxation (e)	(8,202)	3,236	(16,528)	4,539

Income from continuing operations attributable to Warnaco Group, Inc. common shareholders, as adjusted (non-GAAP)	$46,072	$47,885	$135,183	$131,235

Diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders, as reported (GAAP)	$1.13	$0.90	$3.11	$2.58
Restructuring charges and pension , net of income tax (a)	0.13	0.03	0.30	0.06
Brazil acquisition adjustment, net of income tax (b)	—	0.02	—	0.02
State franchise taxes and other, net of income tax (c)	—	0.02	—	0.02
Costs related to the redemption of debt, net of income tax (d)	—	—	—	0.05
Taxation (e)	(0.19)	0.07	(0.38)	0.10

Diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders, as adjusted (non-GAAP)	$1.07	$1.04	$3.03	$2.83

a)
For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group, Inc. common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders without the effects of restructuring charges and pension income. Restructuring charges (on a pre-tax basis) were $7,548 and $18,990 for the Three and Nine Months Ended October 1, 2011, respectively and $1,697 and $3,810 for the Three and Nine Months Ended October 2, 2010, respectively. Pension income (on a pre-tax basis) was $310 and $931 for the Three and Nine Months Ended October 1, 2011, respectively, and $22 and $65 for the Three and Nine Months Ended October 2, 2010, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or recognized pension income.

b)
For the Three and Nine Months Ended October 2, 2010, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group, Inc. common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders without the effects of an additional charge related to an adjustment to the contingent consideration to be paid for the business acquired in Brazil in 2009 of $1,521 ($1,004 after tax). The income tax rate used to compute the income tax effect related to this adjustment corresponds to the local statutory tax rate in Brazil.

c)
For the Three and Nine Months Ended October 2, 2010, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group, Inc. common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders excluding a charge of $1,269 ($802 after tax) for certain franchise taxes recorded during the Three Months Ended October 2, 2010 related to the correction of amounts recorded in prior periods. The amount was not material to any prior period. The income tax rates used to compute the income tax effect related to the above mentioned charge for franchise taxes correspond to the statutory tax rates in the United States.

d)
This adjustment seeks to present income from continuing operations attributable to Warnaco Group, Inc. common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders without the effect of the charges shown in the table above related to the repurchase of a portion of the Company’s Senior Notes during the Nine Months Ended October 2, 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the United States.

e)
For the Three and Nine Months Ended October 1, 2011 and Three and Nine Months Ended October 2, 2010, this adjustment reflects an amount required in order to present income from continuing operations attributable to Warnaco Group, Inc. common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group, Inc. common shareholders on an adjusted (non-GAAP) basis at the Company’s forecasted normalized tax rates for Fiscal 2011 (31.1%) and Fiscal 2010 (33.5%), respectively. This adjustment excludes the effects of certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items. Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations, and 3) other adjustments not considered part of the Company’s core business activities.

For 2011, this adjustment primarily reflects the following:
a.
The exclusion of a $10,900 tax benefit recorded during the Nine Months Ended October 1, 2011 associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as result of receiving a favorable ruling from that country’s taxing authority during the second quarter of 2011;

b.
The exclusion of a $7,300 tax benefit recorded during the Three Months Ended October 1, 2011 related to the reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions; and

c.
The exclusion of a $1,300 tax benefit recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during the Three Months Ended October 1, 2011.

For 2010, this adjustment primarily reflects the exclusion of certain tax adjustments related to errors or changes in estimates in prior period tax provisions (approximately $1,900) and adjustments for certain other discrete tax items (approximately $2,600). The adjustment related to prior period errors or estimate changes includes, among other items, a charge of approximately $1,700 recorded during the Nine Months Ended October 2, 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction. This error was not material to any prior period.
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
Furthermore, the Warnaco Group is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by the Company from translating its foreign revenues and operating results into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results. As a supplement to its reported operating results, the Company presents constant currency financial information, which is a non-GAAP financial measure. The Company uses constant currency information to provide a framework to assess how its businesses performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparisons of operating results and better identify trends in the Company’s businesses.

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

	NET REVENUES ON A CONSTANT CURRENCY BASIS
	(Dollars in thousands)
	Three Months Ended October 1, 2011			Nine Months Ended October 1, 2011
	GAAP	Impact of Foreign	Non-GAAP	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$357,935	$(16,375)	$341,560	$983,695	$(38,774)	$944,921
Intimate Apparel Group	247,880	(9,100)	238,780	695,317	(23,289)	672,028
Swimwear Group	39,306	(808)	38,498	219,657	(3,251)	216,406

Net revenues	$645,121	$(26,283)	$618,838	$1,898,669	$(65,314)	$1,833,355

By Region:
United States	$241,764	$—	$241,764	$777,552	$—	$777,552
Europe	182,265	(14,816)	167,449	478,827	(29,467)	449,360
Asia	129,985	(7,001)	122,984	370,546	(17,523)	353,023
Mexico, Central and South America	62,848	(2,890)	59,958	176,698	(12,234)	164,464
Canada	28,259	(1,576)	26,683	95,046	(6,090)	88,956

Total	$645,121	$(26,283)	$618,838	$1,898,669	$(65,314)	$1,833,355

Discussion of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Nine Months Ended October 1, 2011, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which amends Topic 805 on business combinations. ASU 2010-29 clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after January 2, 2011. In the event that the Company enters into a business combination or a series of business combinations that are deemed to be material for financial reporting purposes, the Company will apply the amendments in ASU 2010-29.

During May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies that the concept that the fair value of an asset is based on its highest and best use is only relevant when measuring the fair value of nonfinancial assets (and therefore would not apply to financial assets or any liabilities) since financial assets have no alternative use. The new guidance specifies that financial assets are measured based on the fair value of an individual security unless an entity manages its market risks and/or counterparty credit risk exposure within a group (portfolio) of financial instruments on a net basis. ASU 2011-4 requires the following new disclosures related to the Company’s assets and liabilities that are measured at and/or disclosed at fair value: (1) the categorization in the fair value hierarchy of all assets and liabilities that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed (such as the disclosure of the fair value of long-term debt that is recorded at amortized cost on the balance sheet); (2) all, not just significant, transfers between Level 1 and Level 2 fair value measurements; (3) the reason(s), if applicable, why the current use of a nonfinancial asset, that is recorded or disclosed at fair value, differs from its highest and best use; and (4) certain quantitative and qualitative disclosures related to Level 3 fair value measurements. Assets and liabilities of the Company’s defined benefit pension plans (see Note 8 of Notes to Consolidated Condensed Financial Statements) are not subject to any of these new disclosure requirements. The new requirements are effective for the Company for interim and annual periods beginning on or after January 1, 2012 and will be required prospectively upon adoption. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial position, results of operations or cash flows.
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
During September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first perform a “qualitative” assessment to determine whether further quantitative impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt as of the fourth quarter of 2011. The Company is in the process of determining whether to early adopt ASU 2011-08 for Fiscal 2011.
Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for the Three and Nine Months Ended October 1, 2011 compared to the Three and Nine Months Ended October 2, 2010. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented.

	Three Months		Three Months		Nine Months		Nine Months
	Ended October 1,	% of Net	Ended October 2,	% of Net	Ended October	% of Net	Ended October	% of Net
	2011	Revenues	2010	Revenues	1, 2011	Revenues	2, 2010	Revenues
	(in thousands of dollars)
Net revenues	$645,121	100.0%	$596,761	100.0%	$1,898,669	100.0%	$1,704,259	100.0%
Cost of goods sold	365,412	56.6%	327,736	54.9%	1,065,552	56.1%	938,374	55.1%

Gross profit	279,709	43.4%	269,025	45.1%	833,117	43.9%	765,885	44.9%
Selling, general and administrative expenses	212,000	32.9%	198,129	33.2%	637,491	33.6%	554,962	32.6%
Amortization of intangible assets	3,263	0.5%	3,021	0.5%	9,548	0.5%	8,275	0.5%
Pension income	(310)	0.0%	(22)	0.0%	(931)	0.0%	(65)	0.0%

Operating income	64,756	10.0%	67,897	11.4%	187,009	9.8%	202,713	11.9%
Other income (loss)	1,357		(1,899)		498		5,651
Interest expense	4,986		2,953		11,142		12,190
Interest income	(986)		(699)		(2,542)		(2,192)

Income from continuing operations before provision for income taxes and non-controlling interest	59,399		67,542		177,911		187,064
Provision for income taxes	10,770		26,102		39,184		67,285

Income from continuing operations before non-controlling interest	48,629		41,440		138,727		119,779
Income (Loss) from discontinued operations, net of taxes	(4,177)		57		(4,741)		(373)

Net income	44,452		41,497		133,986		119,406
Less: net loss attributable to non-controlling interest	(159)		—		(159)		—

Net income attributable to Warnaco Group Inc.	$44,611		$41,497		$134,145		$119,406

Net Revenues
For the Three and Nine Months Ended October 1, 2011 compared to the Three and Nine Months Ended October 2, 2010, respectively, net revenues increased across all Groups (segments) and within each segment the amount of net revenues increased from both wholesale and retail channels of distribution, except for a decline in net revenues for the Three Months Ended October 1, 2011 in the wholesale channel of the Sportswear Group. In addition, the Company experienced an increase in net revenues in Asia, Europe and in Mexico and Central and South America for the Three and Nine Months Ended October 1, 2011, relative to prior year periods, a decline in net revenues in the U.S. for the Three and Nine Months Ended October 1, 2011, relative to prior year periods, and, in Canada, a decline in net revenues in the Three Months Ended October 1, 2011 but an increase in the Nine Months Ended October 1, 2011, relative to prior year periods. This information is presented in the following tables:
Net revenues by segment were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 1,	October 2,	Increase	%	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Sportswear Group	$357,935	$337,020	$20,915	6.2%	$983,695	$887,410	$96,285	10.9%
Intimate Apparel Group	247,880	223,081	24,799	11.1%	695,317	616,139	79,178	12.9%
Swimwear Group	39,306	36,660	2,646	7.2%	219,657	200,710	18,947	9.4%

Net revenues	$645,121	$596,761	$48,360	8.1%	$1,898,669	$1,704,259	$194,410	11.4%

Net revenues by channel of distribution were as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October	October	October	October
	1, 2011	2, 2010	1, 2011	2, 2010
United States — wholesale
Department stores and independent retailers	9%	9%	8%	11%
Specialty stores	6%	6%	7%	7%
Chain stores	7%	7%	7%	8%
Mass merchandisers	1%	1%	2%	2%
Membership clubs	3%	5%	5%	6%
Off price and other	11%	13%	11%	11%

Total United States — wholesale	37%	41%	40%	45%
International — wholesale	34%	35%	32%	32%
Retail (a)	29%	24%	28%	23%

Net revenues — consolidated	100%	100%	100%	100%

(a)	for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, 98.5% and 97.6%, respectively, and for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, 98.3% and 97.4%, respectively, of retail net revenues were derived from the Company’s international operations.
Net revenues by geography were as follows:

	Net Revenues					Net Revenues
	Three Months	Three Months				Nine Months	Nine Months
	Ended October	Ended October	Increase /		Constant $ %	Ended October	Ended October	Increase /		Constant $ %
	1, 2011	2, 2010	(Decrease)	% Change	Change (a)	1, 2011	2, 2010	(Decrease)	% Change	Change (a)
	(in thousands of dollars)					(in thousands of dollars)

United States	$241,764	$250,039	$(8,275)	-3.3%	-3.3%	$777,552	$782,753	$(5,201)	-0.7%	-0.7%
Europe	182,265	166,749	15,516	9.3%	0.4%	478,827	423,882	54,945	13.0%	6.0%
Asia	129,985	101,090	28,895	28.6%	21.7%	370,546	281,655	88,891	31.6%	25.3%
Mexico, Central and South America	62,848	48,216	14,632	30.3%	24.4%	176,698	129,940	46,758	36.0%	26.6%
Canada	28,259	30,667	(2,408)	-7.9%	-13.0%	95,046	86,029	9,017	10.5%	3.4%

	$645,121	$596,761	$48,360	8.1%	3.7%	$1,898,669	$1,704,259	$194,410	11.4%	7.6%

(a)	constant dollar percent change is a non-GAAP measure. See Non-GAAP Measures, above.

The number of retail stores operated by the Company at October 1, 2011, January 1, 2011 and October 2, 2010 was as follows:

	October 1, 2011				January 1, 2011				October 2, 2010
Segments / Brands	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total

Sportswear — Calvin Klein Jeans
Number of Owned Full Price Stores	73	47	19	139	46	41	16	103	40	20	15	75
Number of Owned Outlet Stores	11	44	1	56	10	42	1	53	10	35	1	46
Number of Concession / Shop-in-shop Stores	272	97	—	369	219	87	—	306	224	77	—	301

Total Number of Stores	356	188	20	564	275	170	17	462	274	132	16	422

Intimate Apparel — Calvin Klein Underwear
Number of Owned Full Price Stores	46	23	30	99	39	16	31	86	39	14	31	84
Number of Owned Outlet Stores	8	41	12	61	6	41	18	65	6	40	18	64
Number of Concession / Shop-in-shop Stores	256	429	32	717	176	390	—	566	170	274	—	444

Total Number of Stores	310	493	74	877	221	447	49	717	215	328	49	592

Swimwear — Calvin Klein Swimwear
Number of Owned Full Price Stores	—	—	—	—	—	—	—	—	—	1	—	1
Number of Owned Outlet Stores	—	—	—	—	—	—	—	—	—	2	—	2
Number of Concession / Shop-in-shop Stores	—	191	—	191	—	178	—	178	—	222	—	222

Total Number of Stores	—	191	—	191	—	178	—	178	—	225	—	225

Total Company*
Number of Owned Full Price Stores	119	70	49	238	85	57	47	189	79	35	46	160
Number of Owned Outlet Stores	19	85	13	117	16	83	19	118	16	77	19	112
Number of Concession / Shop-in-shop Stores	528	717	32	1,277	395	655	—	1,050	394	573	—	967

Total Number of Stores	666	872	94	1,632	496	795	66	1,357	489	685	65	1,239

Total Square Footage (thousands)	420.4	486.9	110.8	1018.1	281.4	450.8	123.1	855.2	267.7	367.8	120.5	756.0

*	In addition to the stores above, the Company operated one Calvin Klein Jeans on-line store, one Calvin Klein Underwear on-line store and one Speedo on-line store as of October 1, 2011, January 1, 2011 and October 2, 2010.
The effect of fluctuations in foreign currency exchange rates on net revenues was an increase of $26.3 million for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010 and an increase of $65.3 million for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010. See Overview, above.
During the Three and Nine Months Ended October 1, 2011, the Company’s top five customers accounted for $124.9 million (19.4% of Company net revenue) and $381.3 million (20.1% of Company net revenue), respectively, as compared to $121.3 million (20% of Company net revenue) and $367.8 million (22% of Company net revenue), respectively, for the Three and Nine Months Ended October 2, 2010. During the Three and Nine Months Ended October 1, 2011 and the Three and Nine Months Ended October 2, 2010, no one customer accounted for 10% or more of the Company’s net revenues.
Sportswear Group
Sportswear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 1,	October 2,	Increase	%	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$198,311	$206,750	$(8,439)	-4.1%	$524,905	$525,659	$(754)	-0.1%
Chaps	54,842	56,455	(1,613)	-2.9%	155,064	152,406	2,658	1.7%

Sportswear wholesale	253,153	263,205	(10,052)	-3.8%	679,969	678,065	1,904	0.3%
Calvin Klein Jeans retail	104,782	73,815	30,967	42.0%	303,726	209,345	94,381	45.1%

Sportswear Group (a)	$357,935	$337,020	$20,915	6.2%	$983,695	$887,410	$96,285	10.9%

(a)	Includes net revenues of $47.6 million and $41.0 million for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, respectively, and $118.9 million and $98.6 million for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America.
Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Sportswear Group net revenues increased $20.9 million to $357.9 million for the Three Months Ended October 1, 2011 from $337.0 million for the Three Months Ended October 2, 2010. Sportswear Group net revenues from international operations increased $39.0 million and from domestic operations decreased $18.1 million. The increase in international net revenues includes a $16.4 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans increased $22.5 million overall. Wholesale sales of Calvin Klein Jeans decreased $8.4 million, primarily due to decreases of $16.0 million in the U.S. and $6.0 million in Europe, partially offset by increases of $9.5 million in Mexico, Central and South America and $4.4 million in Asia. The decreases and increases in wholesale net revenues were primarily due (in constant currency) to the following:
(i)	the decline in the U.S. was primarily due to decreased sales to department stores, which is reflective of weakness in the women’s business, and a decrease in sales to membership clubs, which reflects a weakness in both the men’s and women’s businesses. Those decreases were partially offset by an increase in sales to outlets and the off-price channel of both men’s and women’s products;
(ii)	the decline in Europe was primarily due to decreased sales to department stores, independent retailers and distributors, including the conversion of a portion of the Company’s wholesale business to retail in the fourth quarter of Fiscal 2010 when the Company acquired the business of its distributor of Calvin Klein products in Italy;
(iii)	the increase in Mexico and Central and South America, was primarily due to an increase in sales to department stores and specialty stores, including an increase in new product offerings and increased penetration within existing customers; and
(iv)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China, partially offset by (b) a decrease in sales in other regions of Asia and (c) the conversion of the Company’s wholesale businesses in Taiwan (January 2011) and India (July 2011) to retail businesses as a result of the acquisition of distributors’ businesses in those regions.
Net revenues from Calvin Klein Jeans retail sales increased $30.9 million, driven primarily by increases of $13.5 million in Asia and $16.4 million in Europe. The increase in retail net revenues was primarily due (in constant currency) to a 0.4% increase in comparable store sales ($63.6 million for the Three Months Ended October 1, 2011 and $63.3 million for the Three Months Ended October 2, 2010), coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010).
Net revenues from Chaps decreased $1.6 million, primarily due to a $1.9 million decline in the U.S., which reflects a decrease in sales to the off-price channel and an increase in the level of customer allowances. Those decreases were partially offset by an increase in sales to chain stores in the U.S.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Sportswear Group net revenues increased $96.3 million to $983.7 million for the Nine Months Ended October 1, 2011 from $887.4 million for the Nine Months Ended October 2, 2010. Sportswear Group net revenues from international operations increased $125.2 million and from domestic operations decreased $28.9 million. The increase in international net revenues includes a $38.8 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Jeans increased $93.6 million overall. Wholesale sales of Calvin Klein Jeans decreased $0.8 million (including a $27.3 million decline in the U.S., partially offset by increases of $26.5 million from international operations). The increase in international wholesale net revenues was primarily driven by increases of $26.5 million in Mexico and Central and South America and $10.3 million in Asia, partially offset by a decrease of $12.4 million in Europe and was primarily due (in constant currency) to the following:
(i)	an increase in sales in Mexico and Central and South America to department and specialty stores, including an increase in new product offerings and increased penetration within existing customers; and
(ii)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China, partially offset by (b) a decline in sales in other regions of Asia and (c) the conversion of the Company’s wholesale businesses in the People’s Republic of China and Singapore (in the second quarter of Fiscal 2010), Taiwan (January 2011) and India (July 2011) to retail businesses as a result of the acquisition of distributors’ businesses in those regions.

Those increases were partially offset by:
(iii)	a decrease in Europe primarily due to decreased sales of Calvin Klein Jeans and accessories to department, specialty and independent stores and distributors, due in part to the conversion of a portion of the Company’s wholesale businesses in Italy to retail businesses, as a result of the acquisition of the Company’s Italian distributor of Calvin Klein products in the fourth quarter of Fiscal 2010. In addition, the Company believes that deteriorating macro-economic conditions in southern Europe negatively impacted net revenues; and
(iv)	a decrease in the U.S. primarily due to decreased sales to department stores and membership clubs, coupled with an increase in the level of customer allowances, both of which are reflective of weakness in the men’s and women’s businesses. Those decreases were partially offset by an increase in sales to the off-price channel of men’s products.
Net revenues from Calvin Klein Jeans retail sales increased $94.4 million (including increases of $45.1 million in Asia, $43.2 million in Europe and $6.0 million in Mexico, Central and South America). The increase in retail net revenues was primarily due (in constant currency) to a 3.7% increase in comparable store sales ($172.1 million for the Nine Months Ended October 1, 2011 and $165.9 million for the Nine Months Ended October 2, 2010), coupled with the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in the People’s Republic of China and Singapore in the second quarter of Fiscal 2010, in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010).
Net revenues from Chaps increased $2.7 million. The increase primarily reflects an increase in sales in Mexico due primarily to new product offerings and increased penetration within existing department store and membership club customers and, in Canada, increased sales to department stores. Those increases were partially offset by a decrease in net revenues in the U.S. primarily due to an increase in the level of customer allowances, partially offset by increased sales to customers in chain stores and a decrease in sales to the off-price channel.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 1,	October 2,	Increase	%	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Underwear	$130,769	$119,289	$11,480	9.6%	$346,588	$314,841	$31,747	10.1%
Core Intimates	42,220	40,488	1,732	4.3%	139,932	131,881	8,051	6.1%

Intimate Apparel wholesale	172,989	159,777	13,212	8.3%	486,520	446,722	39,798	8.9%
Calvin Klein Underwear retail	74,891	63,304	11,587	18.3%	208,797	169,417	39,380	23.2%

Intimate Apparel Group	$247,880	$223,081	$24,799	11.1%	$695,317	$616,139	$79,178	12.9%

Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Intimate Apparel Group net revenues increased $24.8 million to $247.9 million for the Three Months Ended October 1, 2011 from $223.1 million for the Three Months Ended October 2, 2010. Intimate Apparel Group net revenues from international operations increased $15.5 million and from domestic operations increased $9.3 million. The increase in international net revenues includes a $9.1 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Underwear increased $23.1 million overall and reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the first quarter of Fiscal 2011 and sales of the Calvin Klein X men’s product (which launched during the second and third quarters of Fiscal 2010). Calvin Klein Underwear wholesale sales increased $11.5 million, reflecting increases of $4.6 million from international operations and an increase of $6.9 million in the U.S. The increase in international wholesale net revenue was primarily driven by increases of $3.2 million in Asia and $2.0 million in Mexico and Central and South America, partially offset by a decline of $1.0 million in Canada and was primarily due (in constant currency) to the following:
(i)	in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia, partially offset by (b) the conversion of the Company’s wholesale businesses in Taiwan and India to retail businesses as a result of the acquisition of distributors’ businesses in those regions in January 2011 (Taiwan) and July 2011 (India);

(ii)	in Mexico and Central and South America, primarily due to increased sales to department stores, including an increase in new product offerings and increased penetration within existing customers;
(iii)	in Canada, a decrease in sales to membership clubs.
The increase in net revenues in the U.S. primarily resulted from increased sales volume in the off-price and membership club channels of men’s products.
Net revenues from Calvin Klein Underwear retail sales increased $11.6 million (primarily related to increases of $7.7 million in Asia and $3.8 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy in the fourth quarters of Fiscal 2010) and to a 2.6% increase in comparable store sales ($55.6 million for the Three Months Ended October 1, 2011 and $54.2 million for the Three Months Ended October 2, 2010).
Net revenues from Core Intimates increased $1.7 million. The increase primarily reflects an increase in sales in the U.S. primarily due to larger new product launches during the Three Months Ended October 1, 2011 as well as higher sales volumes in the department store, chain store and off-price channels.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Intimate Apparel Group net revenues increased $79.2 million to $695.3 million for the Nine Months Ended October 1, 2011 from $616.1 million for the Nine Months Ended October 2, 2010. Intimate Apparel Group net revenues from international operations increased $66.2 million and from domestic operations increased $13.0 million. The increase in international net revenues includes a $23.3 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Calvin Klein Underwear increased $71.1 million overall and reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the first quarter of Fiscal 2011. Calvin Klein Underwear wholesale sales increased $31.7 million, reflecting increases of $26.7 million from international operations and an increase of $5.0 million in the U.S. The increase in international wholesale net revenue was primarily driven by increases of $9.0 million in Europe, $8.6 million in Mexico and Central and South America and $7.5 million in Asia and was primarily due (in constant currency) to the following:
(i)	in Europe, primarily due to increased sales to customers in department stores and in the off-price channel. In addition, the Company believes that deteriorating macro-economic conditions in southern Europe negatively impacted net revenues;
(ii)	in Mexico and Central and South America, primarily due to increased sales to department stores, membership clubs and specialty stores, including an increase in new product offerings and increased penetration within existing customers;
(iii)	in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China and other regions of Asia, partially offset by (b) the conversion of the Company’s wholesale businesses in the People’s Republic of China and Singapore (in the second quarter of Fiscal 2010), Taiwan (January 2011) and India (July 2011) to retail businesses as a result of the acquisition of distributors’ businesses in those regions; and
(iv)	in the U.S. primarily resulting from increased sales volume of men’s products in the department store, off-price, specialty and outlet channels, partially offset by a decrease in sales of women’s products in membership clubs and department stores and an increase in customer allowances.
Net revenues from Calvin Klein Underwear retail sales increased $39.4 million (primarily related to increases of $25.7 million in Asia and $11.4 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in the People’s Republic of China and Singapore during the second quarter of Fiscal 2010, in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy in the fourth quarters of Fiscal 2010) and to a 5.1% increase in comparable store sales ($145.1 million for the Nine Months Ended October 1, 2011 and $138.1 million for the Nine Months Ended October 2, 2010).

Net revenues from Core Intimates increased $8.1 million. The increase primarily reflects an increase in sales in the U.S. primarily due to larger new product launches during the Nine Months Ended October 1, 2011 as well as higher sales volumes in membership clubs, chain stores and the off-price channel.
Swimwear Group
Swimwear Group net revenues were as follows:

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	October 1,	October 2,	Increase	%	October 1,	October 2,	Increase	%
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
	(in thousands of dollars)
Speedo	$29,594	$29,325	$269	0.9%	$177,439	$165,897	$11,542	7.0%
Calvin Klein	3,141	1,759	1,382	78.6%	26,284	20,412	5,872	28.8%

Swimwear wholesale	32,735	31,084	1,651	5.3%	203,723	186,309	17,414	9.3%
Swimwear retail (a)	6,571	5,576	995	17.8%	15,934	14,401	1,533	10.6%

Swimwear Group	$39,306	$36,660	$2,646	7.2%	$219,657	$200,710	$18,947	9.4%

(a)	includes $4.5 million and $3.3 million for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, respectively, and $9.4 million and $7.3 million for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively, related to Calvin Klein retail swimwear.
Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Swimwear Group net revenues increased $2.7 million to $39.3 million for the Three Months Ended October 1, 2011 from $36.6 million for the Three Months Ended October 2, 2010. Swimwear Group net revenues from international operations increased $2.1 million and from domestic operations increased $0.6 million. The increase in international net revenues includes a $0.8 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Speedo increased $0.3 million, primarily in the U.S., related to increased sales to membership clubs and mass merchandisers, partially offset by a decrease in sales to team dealers and sporting goods stores.
Net revenues from Calvin Klein swimwear increased $2.4 million, primarily related to increases in sales to retail outlet stores, partially offset by a decrease in sales to wholesale department and specialty stores in Europe.
The increase in net revenues from Swimwear retail included a 13.6% increase in comparable store sales ($3.8 million for the Three Months Ended October 1, 2011 and $3.3 million for the Three Months Ended October 2, 2010).
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Swimwear Group net revenues increased $18.9 million to $219.6 million for the Nine Months Ended October 1, 2011 from $200.7 million for the Nine Months Ended October 2, 2010. Swimwear Group net revenues from international operations increased $8.3 million and from domestic operations increased $10.6 million. The increase in international net revenues includes a $3.3 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.
Net revenues from Speedo increased $11.5 million, which primarily represented an increase of $9.2 million in the U.S., primarily due to increased sales to membership clubs, mass merchandisers and specialty stores, partially offset by a decrease in sales to team dealers. In Canada, net revenues increased $1.9 million, primarily due to increased sales to membership clubs.
Net revenues from Calvin Klein swimwear increased $7.4 million, mainly in wholesale sales, primarily due, in the U.S., to increased sales to membership clubs and department stores. In Europe, net revenues increased primarily related to increases in wholesale sales to department and specialty stores and retail outlet stores.
The increase in net revenues from Swimwear retail included a 4.9% increase in comparable store sales ($7.5 million for the Nine Months Ended October 1, 2011 and $7.1 million for the Nine Months Ended October 2, 2010).

Gross Profit
Gross profit was as follows:

				% of
	Three Months	% of Brand	Three Months	Brand	Nine Months		Nine Months
	Ended October 1,	Net	Ended October 2,	Net	Ended October 1,	% of Brand	Ended October 2,	% of Brand
	2011	Revenues	2010	Revenues	2011	Net Revenues	2010	Net Revenues
					(in thousands of dollars)
Sportswear Group	$148,677	41.5%	$144,892	43.0%	$419,639	42.7%	$386,458	43.5%
Intimate Apparel Group	117,164	47.3%	111,819	50.1%	333,315	47.9%	308,866	50.1%
Swimwear Group	13,868	35.3%	12,314	33.6%	80,163	36.5%	70,561	35.2%

Total gross profit	$279,709	43.4%	$269,025	45.1%	$833,117	43.9%	$765,885	44.9%

Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Gross profit was $279.7 million, or 43.4% of net revenues, for the Three Months Ended October 1, 2011 compared to $269.0 million, or 45.1% of net revenues, for the Three Months Ended October 2, 2010. The $10.7 million (4.0% ) increase in gross profit was primarily generated from the Company’s international retail businesses and is reflective of increased net revenues (see above). Gross profit for the Three Months Ended October 1, 2011 includes an increase of $9.9 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $3.8 million, and gross margin decreased 150 basis points, for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010, reflecting a $16.4 million increase in international operations, partially offset by a $12.6 million decrease in the domestic business. The decline in gross margin reflects a decrease in domestic gross margin (primarily related to an increase in product costs, the effect of an increase in the level of customer allowances and an unfavorable sales mix) and a decrease in international gross margins (primarily related to an unfavorable sales mix, an increase in promotional discounts and an increase in product costs in Europe, partially offset by an increase in sales volume, sales price and a favorable sales mix in Asia and in Mexico and Central and South America).
Intimate Apparel Group gross profit increased $5.4 million and gross margin decreased 280 basis points for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010 reflecting a $6.7 million increase in international operations, partially offset by a $1.3 million decrease in the domestic business. The decline in gross margin primarily reflects the effect of an increase in product costs in the U.S. and European businesses, an increase in the level of customer allowances (in Europe) and an unfavorable sales mix in the U.S. and Europe, partially offset by an increase in sales volume and a favorable sales mix in Asia and in Mexico, Central and South America.
Swimwear Group gross profit increased $1.6 million and gross margin increased 170 basis points for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010, reflecting a $0.7 million increase in international operations and a $0.9 million increase in the domestic business. The increase in gross profit and gross margin primarily reflects an increase in sales volume and lower production costs, which more than offset the unfavorable sales mix.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Gross profit was $833.1 million, or 43.9% of net revenues, for the Nine Months Ended October 1, 2011 compared to $765.9 million, or 44.9% of net revenues, for the Nine Months Ended October 2, 2010. The $67.2 million (8.8% ) increase in gross profit was primarily generated from the Company’s international retail businesses and is reflective of increased net revenues (see above), partially offset by increased production costs. Gross profit for the Nine Months Ended October 1, 2011 includes an increase of $24.7 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $33.2 million, and gross margin decreased 80 basis points, for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, reflecting a $63.3 million increase in international operations, partially offset by a $30.1 million decrease in the domestic business. The decline in gross margin primarily reflects a decrease in domestic gross margin (primarily related to an increase in product costs, the effect of an increase in the level of customer allowances and an unfavorable sales mix), while international gross margins overall were substantially unchanged (primarily related to an increase in sales volume, sales price and a favorable sales mix in Asia and in Mexico and Central and South America, offset by an unfavorable sales mix, an increase in promotional discounts and an increase in product costs in Europe).
Intimate Apparel Group gross profit increased $24.4 million and gross margin decreased 220 basis points for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010 reflecting a $32.1 million increase in international operations, partially offset by a $7.7 million decrease in the domestic business. The decline in gross margin primarily reflects an increase in product costs and an unfavorable sales mix in the U.S. and European businesses, the effect of an increase in the level of customer allowances in Europe and in Mexico, Central and South America, partially offset by the effect of an increase in sales volume, sales price and a favorable sales mix in Asia and in Mexico and Central and South America.

Swimwear Group gross profit increased $9.6 million and gross margin increased 130 basis points for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, reflecting a $2.9 million increase in international operations and a $6.7 million increase in the domestic business. The increase in gross profit and gross margin primarily reflects an increase in sales volume and lower production costs, which more than offset the unfavorable sales mix.
Selling, General and Administrative Expenses
Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Selling, general & administrative (“SG&A”) expenses increased $13.9 million to $212.0 million (32.9% of net revenues) for the Three Months Ended October 1, 2011 compared to $198.1 million (33.2% of net revenues) for the Three Months Ended October 2, 2010. SG&A for the Three Months Ended October 1, 2011 includes an increase of $12.7 million due to the unfavorable effects of foreign currency fluctuations, including a total of $2.0 million of additional expense due to foreign exchange losses noted below in administrative expenses for the Sportswear Group and the Intimate Apparel Group, net of a reduction of administrative expense due to foreign exchange gains for Corporate activities.
Sportswear Group SG&A increased $20.6 million to $104.7 million (16.2% of net revenues) for the Three Months Ended October 1, 2011 compared to $84.1 million (14.1% of net revenues) for the Three Months Ended October 2, 2010. The increase in Sportswear Group SG&A includes:
(i)	an increase of $14.4 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and in Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China;
(ii)	a decrease of $0.4 million in marketing expenses, primarily related to advertising expense for Calvin Klein X brand of jeans products in 2010; and
(iii)	an increase in administrative expenses of $6.6 million, primarily related to an increase in restructuring charges of $3.5 million (see Note 5 of Notes to Consolidated Condensed Financial Statements) and additional expense due to foreign exchange losses ($3.8 million), partially offset by a decrease in costs related to acquisitions ($1.5 million).
Intimate Apparel Group SG&A increased $6.6 million to $78.0 million (12.1% of net revenues) for the Three Months Ended October 1, 2011 compared to $71.4 million (12.0% of net revenues) for the Three Months Ended October 2, 2010. The increase in Intimate Apparel Group SG&A includes:
(i)	an increase of $6.7 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and in Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China;
(ii)	a decrease of $2.9 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the first quarter of Fiscal 2011 compared to expenditures related to the Company’s Calvin Klein X product line of men’s underwear, which was launched during the second and third quarters of Fiscal 2010 and the Envy product line of women’s underwear, which was launched in the third and fourth quarters of Fiscal 2010; and
(iii)	an increase in administrative expenses of $2.8 million, primarily related to an increase in restructuring charges of $0.5 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), additional expense due to foreign exchange losses ($1.1 million) and other general administrative expenses ($1.2 million).
Swimwear Group SG&A increased $1.2 million to $17.3 million (2.7% of net revenues) for the Three Months Ended October 1, 2011 compared to $16.1 million (2.7% of net revenues) for the Three Months Ended October 2, 2010. The increase in Swimwear Group SG&A primarily includes:
(i)	an increase of $0.3 million in marketing expenses, primarily related to increased advertising in the U.S.; and
(ii)	an increase in administrative expenses of $0.8 million, primarily related to an increase in restructuring charges of $1.2 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), partially offset by decreases in other general administrative expenses ($0.4 million).

In addition, SG&A related to corporate activities that are not allocated to the three segments decreased $14.5 million to $5.1 million (0.8% of net revenues) for the Three Months Ended October 1, 2011 compared to $19.6 million (3.3% of net revenues) for the Three Months Ended October 2, 2010. The decrease in Corporate SG&A includes decreases in amounts accrued for performance-based employee cash compensation ($8.2 million), salaries and wages ($1.9 million), information technology expense ($1.3 million), other general administrative and legal fees ($1.1 million) and a reduction of expense due to foreign exchange gains ($2.9 million), partially offset by an increase in amounts recorded for stock-based compensation expense ($0.6 million) and restructuring charges ($0.3 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements).
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
SG&A expenses increased $82.5 million to $637.5 million (33.6% of net revenues) for the Nine Months Ended October 1, 2011 compared to $555.0 million (32.6% of net revenues) for the Nine Months Ended October 2, 2010. SG&A for the Nine Months Ended October 1, 2011 includes an increase of $29.7 million due to the unfavorable effects of foreign currency fluctuations, including a total of $6.0 million of additional expense due to foreign exchange losses noted below in administrative expenses for the Sportswear Group, the Intimate Apparel Group and for Corporate activities.
Sportswear Group SG&A increased $67.2 million to $322.5 million (17.0% of net revenues) for the Nine Months Ended October 1, 2011 compared to $255.3 million (15.0% of net revenues) for the Nine Months Ended October 2, 2010. The increase in Sportswear Group SG&A includes:
(i)	an increase of $51.0 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and in Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China, partially offset by the elimination of duplicative costs associated with consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	an increase of $3.0 million in marketing expenses, primarily related to a contractual increase in advertising costs due to increased sales; and
(iii)	an increase in administrative expenses of $13.2 million, primarily related to an increase in restructuring charges of $5.9 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), additional expense due to foreign exchange losses ($4.3 million), salaries and wages ($2.0 million) and other general administrative expenses ($2.7 million), partially offset by a decrease in acquisition expense ($1.7 million).
Intimate Apparel Group SG&A increased $27.0 million to $228.5 million (12.0% of net revenues) for the Nine Months Ended October 1, 2011 compared to $201.5 million (11.8% of net revenues) for the Nine Months Ended October 2, 2010. The increase in Intimate Apparel Group SG&A includes:
(i)	an increase of $23.1 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and in Mexico and Central and South America and new warehouses in the Netherlands and the People’s Republic of China, partially offset by the elimination of duplicative costs associated with consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	a decrease of $1.1 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the first quarter of Fiscal 2011 compared to expenditures related to the Company’s Calvin Klein X product line of men’s underwear, which was launched during the second and third quarters of Fiscal 2010 and the Calvin Klein Envy product line of women’s underwear, which was launched during the third and fourth quarters of Fiscal 2010; and
(iii)	an increase in administrative expenses of $5.0 million, primarily related to increases in restructuring charges of $2.8 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), wages and salaries ($2.4 million) and other general administrative expenses ($2.3 million) and additional expense due to foreign exchange losses ($0.3 million), partially offset by a gain of $2.0 million on the sale of the Company’s Nancy Ganz trademarks in Australia and New Zealand during the Nine Months Ended October 1, 2011 (see Note 6 of Notes to Consolidated Condensed Financial Statements) and a decrease in amounts recorded for stock-based compensation expense ($0.8 million).

Swimwear Group SG&A increased $5.3 million to $58.7 million (3.1% of net revenues) for the Nine Months Ended October 1, 2011 compared to $53.4 million (3.2% of net revenues) for the Nine Months Ended October 2, 2010. The increase in Swimwear Group SG&A includes:
(i)	an increase of $0.6 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, Canada and Mexico and Central and South America;
(ii)	an increase of $1.9 million in marketing expenses, primarily related to increased advertising in the U.S.; and
(iii)	an increase in administrative expenses of $2.8 million, primarily related to an increase in restructuring charges of $4.5 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), partially offset by a decrease in other general administrative expenses ($1.7 million).
In addition, SG&A related to corporate activities that are not allocated to the three segments decreased $17.0 million to $27.8 million (1.5% of net revenues) for the Nine Months Ended October 1, 2011 compared to $44.8 million (2.6% of net revenues) for the Nine Months Ended October 2, 2010. The decrease in Corporate SG&A primarily includes decreases in amounts accrued for performance-based employee cash compensation ($16.0 million), information technology expense ($1.4 million) and other general administrative and legal fees ($2.3 million) and additional expense due to foreign exchange losses ($1.4 million), partially offset by an increase in amounts recorded for stock-based compensation expense ($4.1 million).
Amortization of Intangible Assets
Amortization of intangible assets was $3.3 million for the Three Months Ended October 1, 2011 compared to $3.0 million for the Three Months Ended October 2, 2010 and $9.5 million for the Nine Months Ended October 1, 2011 compared to $8.3 million for the Nine Months Ended October 2, 2010 (see Note 13 of Notes to Consolidated Condensed Financial Statements — Intangible Assets and Goodwill).
Pension Income
Pension income was $0.3 million for the Three Months Ended October 1, 2011 compared to pension income of $0.02 million for the Three Months Ended October 2, 2010 and $0.9 million for the Nine Months Ended October 1, 2011 compared to pension income of $0.07 million for the Nine Months Ended October 2, 2010. See Liquidity and Capital Resources — Pension Plan, below.
Operating Income
The following table presents operating income by Group (segment):

	Three Months	Three Months	Nine Months	Nine Months
	Ended October 1,	Ended October 2,	Ended October 1,	Ended October 2,
	2011	2010	2011	2010
	(in thousands of dollars)
Sportswear Group (a)	$34,129	$51,309	$88,686	$123,834
Intimate Apparel Group (a)	38,620	39,939	103,627	106,363
Swimwear Group (a)	(3,352)	(3,794)	21,421	17,121
Corporate/other expenses (a) (b)	(4,641)	(19,557)	(26,725)	(44,605)

Operating income (c) (d) (e)	$64,756	$67,897	$187,009	$202,713

Operating income as a percentage of net revenue	10.0%	11.4%	9.8%	11.9%

(a)	reflects the allocation of $2.5 million of corporate expenses to the Sportswear Group ($1.7 million), Intimate Apparel Group ($1.1 million) and Swimwear Group (($0.3) million), respectively, during the Three Months Ended October 2, 2010 and $7.4 million of corporate expenses to the Sportswear Group ($5.1 million), Intimate Apparel Group ($2.8 million) and Swimwear Group (($0.5) million), respectively, during the Nine Months Ended October 2, 2010 to conform to the presentation for the Three and Nine Months Ended October 1, 2011, respectively (see Overview, above).

(b)	the decrease in corporate/other expenses for the Three and Nine Months Ended October 1, 2011 compared to the Three and Nine Months Ended October 2, 2010 was primarily related to a reduction in amounts accrued for performance-based employee cash compensation and other employee compensation and benefits and fluctuations in foreign currency exchange rates.

(c)	includes approximately $7.5 million and $1.7 million for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, respectively, and approximately $19.0 million and $3.8 million for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(d)	includes a gain of $2.0 million for the Nine Months Ended October 1, 2011 related to the sale and assignment of the Company’s Nancy Ganz trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2.0 million.

(e)	includes a gain of $1.6 million for the Nine Months Ended October 1, 2011 related to recovery of an insurance claim related to a fire in a warehouse in Peru.
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended October 1, 2011 compared to the Three Months Ended October 2, 2010 resulted in a $3.2 million decrease in operating income and for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010 resulted in a $6.3 million decrease in operating income (see Overview, above).
Sportswear Group
Sportswear Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months	% of
	Ended October 1,	% of Brand Net	Ended October 2,	% of Brand Net	Ended October 1,	% of Brand	Ended October 2,	Brand Net
	2011 (b)	Revenues	2010 (b)	Revenues	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$31,736	16.0%	$40,485	19.6%	$67,241	12.8%	$92,182	17.5%
Chaps	4,988	9.1%	6,986	12.4%	14,731	9.5%	21,804	14.3%

Sportswear wholesale	36,724	14.5%	47,471	18.0%	81,972	12.1%	113,986	16.8%
Calvin Klein Jeans retail	(2,595)	-2.5%	3,838	5.2%	6,714	2.2%	9,848	4.7%

Sportswear Group (a)	$34,129	9.5%	$51,309	15.2%	$88,686	9.0%	$123,834	14.0%

(a)	includes restructuring charges of $3.5 million and $0 for the Three Months Ended October 1, 2011 and October 2, 2010, respectively, and $7.2 million and $0.4 million for the Nine Months Ended October 1, 2011 and October 2, 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
	1, 2011	2, 2010	1, 2011	2, 2010
	(in thousands of dollars)
Calvin Klein Jeans	$4,447	$4,492	$13,219	$13,511
Chaps	1,982	2,054	5,906	6,077

Sportswear wholesale	6,429	6,546	19,125	19,588
Calvin Klein Jeans retail	541	389	1,688	1,151

Sportswear Group	$6,970	$6,935	$20,813	$20,739

Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Sportswear Group operating income decreased $17.2 million, or 33.5%, as reflected in the table above. Sportswear Group operating income includes a decrease of $2.0 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Sportswear Group operating income decreased $35.2 million, or 28.4%, as reflected in the table above. Sportswear Group operating income includes a decrease of $2.1 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months	% of
	Ended October 1,	% of Brand	Ended October 2,	% of Brand Net	Ended October 1,	% of Brand	Ended October 2,	Brand Net
	2011 (b)	Net Revenues	2010 (b)	Revenues	2011 (b)	Net Revenues	2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$25,083	19.2%	$23,436	19.6%	$60,490	17.5%	$63,242	20.1%
Core Intimates	2,710	6.4%	3,758	9.3%	17,222	12.3%	16,852	12.8%

Intimate Apparel wholesale	27,793	16.1%	27,194	17.0%	77,712	16.0%	80,094	17.9%
Calvin Klein Underwear retail	10,827	14.5%	12,745	20.1%	25,915	12.4%	26,269	15.5%

Intimate Apparel Group (a)	$38,620	15.6%	$39,939	17.9%	$103,627	14.9%	$106,363	17.3%

(a)	includes restructuring charges of $0.7 million and $0 for the Three Months Ended October 1, 2011 and the Three Months Ended October 2, 2010, respectively, and $3.6 million and $0.1 million for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
	1, 2011	2, 2010	1, 2011	2, 2010
	(in thousands of dollars)
Calvin Klein Underwear	$3,175	$3,212	$9,113	$9,294
Core Intimates	1,535	1,498	4,576	4,481

Intimate Apparel wholesale	4,710	4,710	13,689	13,775
Calvin Klein Underwear retail	376	275	1,098	822

Intimate Apparel Group	$5,086	$4,985	$14,787	$14,597

Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Intimate Apparel Group operating income for the Three Months Ended October 1, 2011 decreased $1.3 million, or 3.3%, as reflected in the table above. Intimate Apparel Group operating income includes a decrease of $2.1 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Intimate Apparel Group operating income for the Nine Months Ended October 1, 2011 decreased $2.7 million, or 2.6%, as reflected in the table above. Intimate Apparel Group operating income includes a decrease of $3.3 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.
Swimwear Group
Swimwear Group operating income was as follows:

	Three Months		Three Months		Nine Months		Nine Months	% of
	Ended October 1,	% of Brand Net	Ended October 2,	% of Brand Net	Ended October	% of Brand	Ended October 2,	Brand Net
	2011 (c)	Revenues	2010 (c)	Revenues	1, 2011 (c)	Net Revenues	2010 (c)	Revenues
	(in thousands of dollars)
Speedo	$(3,721)	-12.6%	$(3,338)	-11.4%	$19,412	10.9%	$16,754	10.1%
Calvin Klein	(587)	-18.7%	(1,270)	-72.2%	(829)	-3.2%	(1,940)	-9.5%

Swimwear wholesale	(4,308)	-13.2%	(4,608)	-14.8%	18,583	9.1%	14,814	8.0%
Swimwear retail (a)	956	14.5%	814	14.6%	2,838	17.8%	2,307	16.0%

Swimwear Group (b)	$(3,352)	-8.5%	$(3,794)	-10.3%	$21,421	9.8%	$17,121	8.5%

(a)	includes $0.8 million and $0.5 million for the Three Months Ended October 1, 2011 and October 2, 2010, respectively, and $1.9 million and $1.4 million for the Nine Months Ended October 1, 2011 and October 2, 2010, respectively related to Calvin Klein retail swimwear.

(b)	includes restructuring charges of $3.0 million and $1.7 million for the Three Months Ended October 1, 2011 and October 2, 2010, respectively, and $7.3 million and $2.4 million for the Nine Months Ended October 1, 2011 and October 2, 2010, respectively.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
	1, 2011	2, 2010	1, 2011	2, 2010
	(in thousands of dollars)
Speedo	$2,148	$2,022	$6,558	$6,208
Calvin Klein	98	75	712	531

Swimwear wholesale	2,246	2,097	7,270	6,739
Swimwear retail	101	141	302	423

Swimwear Group	$2,347	$2,238	$7,572	$7,162

Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Swimwear Group operating income for the Three Months Ended October 1, 2011 increased $0.4 million, or 11.6%, as reflected in the table above. Swimwear Group operating income includes a decrease of $0.1 million related to fluctuations in foreign currency exchange rates The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Swimwear Group operating income for the Nine Months Ended October 1, 2011 increased $4.3 million, or 25.1%, as reflected in the table above. Swimwear Group operating income includes a decrease of $0.3 million related to fluctuations in foreign currency exchange rates. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.
Other Loss (Income)
Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
Other loss of $1.4 million for the Three Months Ended October 1, 2011 reflects a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other income of $1.9 million for the Three Months Ended October 2, 2010 primarily reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements).
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
Other loss of $0.5 million for the Three Months Ended October 1, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other loss of $5.7 million for the Nine Months Ended October 2, 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during the Nine Months Ended October 2, 2010 (see Note 14 of Notes to Consolidated Condensed Financial Statements) and a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, partially offset by a gain on foreign currency exchange contracts designed as economic hedges (see Note 11 to Notes to Consolidated Condensed Financial Statements).
Interest Expense
Interest expense increased $2.0 million to $5.0 million for the Three Months Ended October 1, 2011 from $3.0 million for the Three Months Ended October 2, 2010 and decreased $1.1 million to $11.1 million for the Nine Months Ended October 1, 2011 from $12.2 million for the Nine Months Ended October 2, 2010. The changes for each comparative period primarily relate to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan, which was entered into in June 2011; (ii) the CKJEA Notes payable; (iii) the 2008 Credit Agreements; (iv) the Italian Note, which was entered into in the third quarter of Fiscal 2010 and repaid in June 2011; (v) the Brazilian lines of credit, and (vi) increases in interest expense arising from maturity of caplets and accretion of the deferred premium under the interest rate cap entered into on July 1, 2011 (see Note 14 of Notes to Consolidated Condensed Financial Statements). The change for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010 also relates to the remaining balance ($160.9 million) of the Senior Notes, which were fully redeemed during the first and second quarters of Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report for Fiscal 2010).

Interest Income
Interest income increased $0.3 million to $1.0 million for the Three Months Ended October 1, 2011 from $0.7 million for the Three Months Ended October 2, 2010 and increased $0.3 million to $2.5 million for the Nine Months Ended October 1, 2011 from $2.2 million for the Nine Months Ended October 2, 2010, due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.
Income Taxes
Three Months Ended October 1, 2011 compared to Three Months Ended October 2, 2010
The effective tax rates for the Three Months Ended October 1, 2011 and October 2, 2010 were 18.1% and 38.6%, respectively. The lower effective tax rate for the Three Months Ended October 1, 2011 primarily reflects a tax benefit of $7.3 million recorded during the Three Months Ended October 1, 2011 related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions, as well as a tax benefit of approximately $1.3 million recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during the Three Months Ended October 1, 2011. In addition, certain discrete charges to the tax provision recorded during the Three Months Ended October 2, 2010 (in total $3.6 million) did not reoccur in the Three Months Ended October 1, 2011.
Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010
The effective tax rates for the Nine Months Ended October 1, 2011 and October 2, 2010 were 22.0% and 36.0%, respectively. The lower effective tax rate for the Nine Months Ended October 1, 2011 primarily reflects a tax benefit of approximately $11.0 million, recorded during the Nine Months Ended October 1, 2011, associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority during the Nine Months Ended October 1, 2011, a tax benefit of $7.3 million recorded during the Three Months Ended October 1, 2011 related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions, as well as a tax benefit of approximately $1.3 million recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during the Three Months Ended October 1, 2011. In addition, certain discrete charges to the tax provision recorded during the Nine Months Ended October 2, 2010 (in total $3.6 million) did not reoccur in the Nine Months Ended October 1, 2011.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $4.2 million for the Three Months Ended October 1, 2011 compared to income of $0.1 million for the Three Months Ended October 2, 2010. Loss from discontinued operations, net of taxes, was $4.7 million for the Nine Months Ended October 1, 2011 compared to a loss of $0.4 million for the Nine Months Ended October 2, 2010. The losses for the Three and Nine Months Ended October 1, 2011 were primarily associated with a reserve related to the Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements). Income and loss for the Three and Nine Months Ended October 2, 2010, respectively, were primarily related to the Company’s Ocean Pacific Apparel and Lejaby discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.
Liquidity and Capital Resources
Liquidity
The Company’s principal source of operating cash flows is from sales of its products to customers. In constant currencies, sales to customers increased for the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010 (see Overview, Non-GAAP Measures and Results of Operations — Net Revenues, above). The Company’s principal operating outflows of cash relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.

During the Nine Months Ended October 1, 2011, cash outflows increased primarily related to additional investments in working capital (see Accounts Receivable and Inventories and Cash Flows, below) and an increase in SG&A expenses (see Selling, General and Administrative Expenses, above) in Europe, Asia and in Mexico and Central and South America primarily related to the increase in newly opened and acquired retail stores. In addition, cash outflows resulted from an increase in costs for raw material, labor and freight, particularly in the U.S., Asian and European businesses and have adversely affected the operating margins of the Company’s businesses. The Company expects that the rate of product cost increases will stabilize or decline during the remainder of Fiscal 2011. The Company was able to partially mitigate the cost increases (and expects to be able to partially mitigate such increases in the future) by selectively increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
The Company believes that, at October 1, 2011, cash on hand, cash to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.
As of October 1, 2011, the Company had working capital (current assets less current liabilities) of $605.1 million. Included in working capital as of October 1, 2011 were (among other items) cash and cash equivalents of $179.3 million and short-term debt of $47.8 million, including $2.0 million under the 2011 Term Loan Agreement, $39.0 million under the CKJEA Notes and $6.8 million of other short-term debt.
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
The 2011 Term Loan Agreement provides for a $200 million senior secured term loan facility, maturing on June 17, 2018. In addition, during the term of the 2011 Term Loan Agreement, the Borrowers may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100 million plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. At October 1, 2011, there was $199.5 million in term loans outstanding under the 2011 Term Loan Agreement. The Company paid approximately $5.0 million in financing costs related to the 2011 Term Loan.
On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500,000 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.
The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate, as defined in the 2011 Term Loan Agreement, and LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. Accrued interest will be paid in arrears on the last day of each interest period through the maturity date. Payment dates are the last calendar day (or business day if the last calendar day is not a business day) of each of January, April, July and October, beginning on October 31, 2011. Reset dates are two business days prior to a payment date, beginning on October 29, 2011 (determines the three-month LIBOR variable leg for the following three month period). From inception of the loan through July 29, 2011, the Company elected to use a combination of a base rate and a LIBOR rate of interest, each on a portion of the outstanding balance ($80 million at 3.75% and $120 million at a base rate of 5.0%). From July 29, 2011 through October 31, 2011, the interest rate on the entire balance of the 2011 Term Loan is 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. At October 1, 2011, the loans under the 2011 Term Loan Agreement had a weighted average annual interest rate of 3.75%. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the interest rate cap (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00%) plus 2.75% on a per annum basis from July 29, 2011 through the maturity date of the 2011 Term Loan.
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
The proceeds of the 2011 Term Loan Agreement will be used for general corporate purposes, which include funding acquisitions and internal growth, repaying indebtedness (including, during the second quarter of Fiscal 2011, the 2008 Credit Agreements and the Italian Note, see below), and repurchasing common stock of Warnaco.
Interest Rate Cap Agreement
On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, (notional amount $120 million) (the “Cap Agreement”). The Cap Agreement is a series of 27 individual caplets (in total, the “Cap”) that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. Under the terms of the Cap Agreement, if three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the Counterparty. If LIBOR resets below the strike price no payment is made by the Counterparty. However, the Company would still be responsible for payment of the deferred premium. At July 1, 2011, the Company was obligated to make premium payments totaling approximately $16.0 million, based on an annual rate of 1.9475% on the notional amount of the Cap, over the term of the Cap Agreement. The effect of the Cap Agreement is to limit the interest rate payable on average over the term of the Cap Agreement to 5.6975% with respect to the portion of the 2011 Term Loan that equals the notional amount of the Cap.
Short-Term Borrowings
As of October 1, 2011, under the 2008 Credit Agreement, the Company had no loans and $29.1 million in letters of credit outstanding, leaving approximately $189.7 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $2.0 million of letters of credit, leaving approximately $20.3 million of availability (see Note 14 of Notes to Consolidated Condensed Financial Statements). During June 2011, the outstanding balances under the 2008 Credit Agreements were repaid with a portion of the proceeds from the 2011 Term Loan.
The revolving credit facilities under the 2008 Credit Agreements reflect funding commitments by a syndicate of banks, including Bank of America N.A., JPMorgan Chase, N.A., Deutsche Bank, HSBC, Royal Bank of Scotland and The Bank of Nova Scotia. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that, during the Nine Months Ended October 1, 2011, those banks had the ability to make loans up to their respective funding commitments under the 2008 Credit Agreements and that they will continue to be able to make such loans in the future. However, the Company continues to monitor the creditworthiness of the syndicated banks.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, advances and guarantees to or for the benefit of third parties, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.1 to 1.0. In connection with entering into the 2011 Term Loan Agreement, the Company amended the 2008 Credit Agreements to allow the Company to incur indebtedness and grant liens. The Company was in compliance with the covenants of its 2008 Credit Agreements as of October 1, 2011, January 1, 2011 and October 2, 2010.
During the Nine Months Ended October 1, 2011, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including repurchase of Common Stock (see Note 15 of Notes to Consolidated Condensed Financial Statements), settlement of the OP litigation (see Notes 4 and 18 of Notes to Consolidated Condensed Financial Statements), funding of the Company’s pension plan, and payment of employee incentive-based compensation. As of October 1, 2011, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or to raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

The CKJEA Notes consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%) held by certain of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $39.0 million, $18.4 million, and $48.7 million at October 1, 2011, January 2, 2011 and October 2, 2010, respectively. During the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than twelve months and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties.
The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to improve cash flows and fund operations as needed. The lines of credit are secured by approximately equal amounts of WBR’s trade accounts receivable. At October 1, 2011, January 1, 2011 and October 2, 2010, the total outstanding balances of the lines of credit were approximately $4.3 million, $0.4 million and $0, respectively. During the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010, WBR was able to borrow funds under the lines of credit, as needed, to fund operations.
During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25 million revolving credit facility with one lender (the “Asian Credit Facility”) to be used for temporary working capital and general corporate purposes. The Asian Credit Facility bears interest of 1.75% over 1-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further 1-month periods for up to one year. The Asian Credit Facility may be renewed annually. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings during the Three Months Ended October 1, 2011.
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
The Company’s corporate or family credit ratings and outlooks at October 1, 2011, are summarized below:

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
Capital Expenditures
During the Nine Months Ended October 1, 2011, the Company leased approximately 133,000 square feet of additional retail store space worldwide from newly opened stores and acquired an additional 25,000 square feet of retail space in Taiwan and an additional 45,000 square feet of retail space in India (see Note 3 of Notes to Consolidated Condensed Financial Statements), which resulted in capital expenditures (primarily related to store fixtures) of approximately $18 million. The Company has targeted an additional 50,000 square feet of new retail space for the remainder of Fiscal 2011, for which it expects to incur additional costs for capital expenditures of approximately $10 million.

Restructuring
During the Nine Months Ended October 1, 2011, the Company incurred restructuring and other exit costs of $19.0 million primarily related to the consolidation and restructuring of certain international operations, job eliminations in the U.S. and lease contract termination charges related to retail store, office and warehouse closures, and made payments of approximately $11.7 million related to those activities. During the remainder of Fiscal 2011, the Company expects to incur additional costs of approximately $5 million related to these initiatives. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities.
Business Acquisitions
During the fourth quarter of the Company’s fiscal year ended January 2, 2010, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment made upon acquisition, the consideration also includes three contingent payments through March 31, 2012. During the first quarter of Fiscal 2011, the Company made the second contingent payment of 18.5 million Brazilian Real (approximately $11.5 million as of March 31, 2011), based upon the operating results of WBR for Fiscal 2010. The Company expects that, based upon the operating results of WBR for Fiscal 2011, the third contingent payment will be 18.5 million Brazilian Real (approximately $10.1 million as of October 1, 2011), which will be paid on March 31, 2012. See Note 3 of Notes to Consolidated Condensed Financial Statements.
During the first quarter of Fiscal 2011, the Company acquired certain assets, including inventory and leasehold improvements and leases of the retail stores of its Calvin Klein distributor in Taiwan for cash consideration of $1.4 million. See Note 3 of Notes to Consolidated Condensed Financial Statements.
On July 8, 2011, the Company acquired a controlling interest (51%) in the equity of a joint venture with a distributor of its Calvin Klein products in India for cash consideration of approximately $17.8 million, net of cash acquired of $2.6 million. In addition, the Company loaned the non-controlling party in the joint venture $6.0 million with an interest rate of 5.0% per annum. The loan matures on July 8, 2016. Interest on the loan is payable in arrears on the last day of each calendar year (see Note 3 of Notes to Consolidated Condensed Financial Statements).
Share Repurchases
During the Nine Months Ended October 1, 2011, the Company repurchased the remaining 4,060,842 shares of its common stock under the 2010 Share Repurchase Program for a total of $205.8 million (based on an average of $50.68 per share). In addition, the Company repurchased 43,563 shares of common stock for a total of $2.4 million (based on an average of $55.24 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 15 of Notes to Consolidated Condensed Financial Statements and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, below). Repurchased shares are held in treasury pending use for general corporate purposes.
During September 2011, the Company’s Board of Directors approved a new multi-year share repurchase program for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended October 1, 2011, the Company repurchased 104,300 shares under the 2011 Share Repurchase Program for $5.0 million (based on an average of $47.90 per share).
Derivative Financial Instruments
During the Nine Months Ended October 1, 2011, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had intercompany payables, receivables or loans denominated in U.S. dollars or Pounds Sterling. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments; primarily foreign currency exchange forward contracts. In addition, during July 2011, the Company entered into an interest rate cap, which is being accounted for as a cash flow hedge, to offset fluctuations in the LIBOR rate related to $120.0 million of its 2011 Term Loan (see Notes 11and 14 of Notes to Consolidated Condensed Financial Statements).

The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At October 1, 2011, the Company’s foreign currency hedging programs included $51.2 million of future inventory purchases, $21.4 million of future minimum royalty and advertising payments and $68.5 million of intercompany payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).
Pension Plan
The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic plan. During the Nine Months Ended October 1, 2011, the Company contributed $7.2 million to the domestic pension plan. Contributions for Fiscal 2011 are expected to total $8.8 million and for the following four years are expected to be in the range of $5.4 million and $9.5 million. Actual later year contributions could exceed the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension plan.
The fair value of the Pension Plan’s assets, net of expenses, decreased to approximately $117.6 million at October 1, 2011 compared to $127.7 million at January 1, 2011, reflecting an actual annualized rate of return on the Pension Plan’s assets, net of expenses, of 10% (loss) for the Nine Months Ended October 1, 2011. That rate of return was less than the assumed rate of return of 8% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income (expense) on an interim basis, based upon historical results. Based upon the decrease in the fair value of the investment portfolio for the Nine Months Ended October 1, 2011, the Company expects to recognize pension expense of between $9 million and $14 million in the fourth quarter of Fiscal 2011. The Company’s pension income (expense) is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2011. Based upon results for Fiscal 2010, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.7 million.
Accounts Receivable and Inventories
Accounts receivable increased $23.3 million to $341.4 million at October 1, 2011 from $318.1 million at January 1, 2011, and decreased $5.1 million to $341.4 million at October 1, 2011 from $346.5 million at October 2, 2010. The balance of accounts receivable at October 1, 2011 compared to the balances at January 1, 2011 and October 2, 2010 includes a decrease of $8.4 million and $9.4 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean Won, Canadian Dollar, Brazilian Real, Chinese Yuan and Mexican Peso). Thus, on a constant currency basis, accounts receivable at October 1, 2011 increased compared to both January 1, 2011 and October 2, 2010.
Inventories increased $81.6 million to $392.1 million at October 1, 2011 from $310.5 million at January 1, 2011 and increased $67.7 million to $392.1 million at October 1, 2011 from $324.4 million at October 2, 2010. The balance of inventories at October 1, 2011 compared to the balances at January 1, 2011 and October 2, 2010 includes a decrease of $7.8 million and $8.9 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean Won, Canadian Dollar, Brazilian Real, Chinese Yuan and Mexican Peso). The inventory increase from October 2, 2010 to October 1, 2011 primarily reflects the expansion of the Company’s retail business (including retail openings and acquisitions), and higher product costs. The Company is comfortable with the quality of its inventory and expects that inventory levels at the end of Fiscal 2011 will be better aligned with sales growth.

Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Nine Months Ended October 1, 2011 and the Nine Months Ended October 2, 2010:

	Nine Months Ended
	October 1, 2011	October 2, 2010
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$76,683	$147,943
Discontinued operations	(16,501)	377
Net cash (used in) investing activities:
Continuing operations	(61,619)	(36,567)
Discontinued operations	—	—
Net cash (used in) financing activities:
Continuing operations	(9,357)	(221,182)
Discontinued operations	—	—
Translation adjustments	(1,107)	2,084

(Decrease) in cash and cash equivalents	$(11,901)	$(107,345)

For the Nine Months Ended October 1, 2011, cash provided by operating activities from continuing operations was $76.7 million compared to cash provided by operating activities of $147.9 million for Nine Months Ended October 2, 2010. The $71.2 million decrease in cash provided by operating activities was due to an increase in net income, net of non-cash charges, more than offset by an increase in outflows related to changes in working capital.
Working capital changes for the Nine Months Ended October 1, 2011 included cash outflows of $32.4 million related to accounts receivable (due to increased sales in September 2011 compared to December 2010 and the timing of payments), $101.4 million related to inventory (primarily to support the Company’s growth expectations for the remainder of Fiscal 2011 and the beginning of the year ending December 29, 2012), $13.1 million related to prepaid expenses and other assets (primarily related to assets associated with the Company’s hedging activities, prepaid royalty, prepaid rent and prepaid taxes, other than income taxes), and $12.1 million related to accrued income taxes, partially offset by cash inflows of $14.8 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory).
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
For the Nine Months Ended October 1, 2011 compared to the Nine Months Ended October 2, 2010, cash used in operating activities from discontinued operations increased $16.9 million primarily related to settlement of the OP litigation (see Notes 4 and 18 of Notes to Consolidated Condensed Financial Statements).
For the Nine Months Ended October 1, 2011, net cash used in investing activities from continuing operations was $61.6 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores and acquisition of the business of the Company’s distributor of Calvin Klein products in India. For the Nine Months Ended October 2, 2010, net cash used in investing activities from continuing operations was $36.6 million, mainly attributable to purchases of property, plant and equipment, including $29.8 million related to the Company’s new distribution center in the Netherlands and the opening of new retail stores, and $8.4 million related to acquisitions of businesses in Asia.
Net cash used in financing activities for the Nine Months Ended October 1, 2011 was $9.4 million, which primarily reflects cash used of $211.2 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program, the 2011 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), repayment of the Italian Note ($13.4 million), $11.5 million related to a contingent payment made during the first quarter of Fiscal 2011 in connection with the acquisition of the equity interest in WBR, which occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction and $5.3 million in payment of deferred financing costs primarily related to the 2011 Term Loan, partially offset by net cash provided of $200.0 million related to borrowings under the 2011 Term Loan, $24.3 million received from short term borrowings and $8.2 million from the exercise of employee stock options.

Net cash used in financing activities for the Nine Months Ended October 2, 2010 was $221.2 million, which primarily reflects net cash used of $164.0 million related to the repurchase of Senior Notes, $84.1 million related to the repurchase of treasury stock (in connection with the 2007 Share Repurchase Program, the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees) and $3.4 million related to a contingent payment in connection with the acquisition of the equity interest in WBR in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction, partially offset by cash provided of $15.3 million related to increased balance of short-term notes, $7.0 million related to amounts borrowed under the 2008 Credit Agreements and $8.2 million from the exercise of employee stock options.
Significant Contractual Obligations and Commitments
Contractual obligations and commitments as of October 1, 2011 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010, with the exception of changes related to operating leases and other contractual obligations which occurred during the Nine Months Ended October 1, 2011 (see Note 19 of Notes to Consolidated Condensed Financial Statements).
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
The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Nine Months Ended October 1, 2011, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2010. In addition, on June 17, 2011, the Company entered into the 2011 Term Loan, which bears interest of LIBOR (with a floor of 1%) plus a margin of 2.75% per annum. Changes in LIBOR will affect $80 million of the 2011 Term Loan not subject to the interest rate cap (see Note 14 of Notes to Consolidated Condensed Financial Statements). Changes in LIBOR have been immaterial from June 17, 2011(the date the 2011 Term Loan was initiated) through October 1, 2011.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended October 1, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 18 Legal Matters.

Item 1A.	Risk Factors.
Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2010, filed with the SEC on February 28, 2011 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Nine Months Ended October 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During May 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”), which allows the Company to repurchase up to 5,000,000 shares of its common stock. During the first half of Fiscal 2011, the Company purchased 1,629,651 shares of common stock for a total of $87.6 million (based on $53.75 per share) under the 2010 Share Repurchase Program. During the Three Months Ended October 1, 2011, the Company purchased the remaining 2,431,191 shares of common stock for a total of $118.2 million (based on $48.62 per share) under the 2010 Share Repurchase Program.
During September 2011, the Company’s Board of Directors authorized a new multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended October 1, 2011, the Company repurchased 104,300 shares of common stock for a total of $5.0 million (based on $47.90 per share) under the 2011 Share Repurchase Program. All repurchases of shares under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments.
An aggregate of 6,420 shares included below as repurchased during the Three Months Ended October 1, 2011 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2010 Share Repurchase Program or the 2011 Share Repurchase Program.
The following table summarizes repurchases of the Company’s common stock during the Three Months Ended October 1, 2011.

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar Value)
	Total Number	Average	Purchased as	of Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Programs	the Announced Programs

July 3, 2011 – July 29, 2011	954	$55.21	—	2,431,191

July 30, 2011 – August 27, 2011	2,432,066	$48.62	2,431,191	—

August 28, 2011 – October 1, 2011	108,891	$47.96	104,300	$195,003,548
In the event that available credit under the 2008 Credit Agreements is less than 25% of the aggregate borrowing limit under the 2008 Credit Agreements, the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. In addition, if an event of default, as defined in the 2011 Term Loan Agreement, has occurred and is continuing or if the consolidated interest coverage ratio, as defined in the 2011 Term Loan Agreement, for the Company’s most recent four fiscal quarters is less than 2.25 to 1.00, the 2011 Term Loan places restrictions on the payment of dividends and repurchases of shares of the Company’s Common Stock that are otherwise allowed to be paid or repurchased up to the cap set forth in the 2011 Term Loan Agreement. At October 1, 2011, the triggering events for restriction on the payment of dividends and repurchase of shares under the 2008 Credit Agreements and under the 2011 Term Loan had not been met. The Company has not paid any dividends on the Common Stock.

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

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003). *

3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010). *

10.1
Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (underlying agreement filed as Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.2
Amendment, dated as of July 8, 2011, to the Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (underlying agreement filed as Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.3
Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2008, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (underlying agreement filed as Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 29, 2007, filed February 27, 2008). † #

10.4
Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (underlying agreement filed as Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.5
Amendment, dated as of July 8, 2011, to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd., as amended (underlying agreement filed as Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.6
Amendment, dated as of July 8, 2011, to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (underlying agreement filed as Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.7
Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V., as amended (underlying agreement filed as Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 31, 2005, filed March 3, 2006). † #

10.8
Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2008, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (underlying agreement filed as Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K for the year ended December 29, 2007, filed February 27, 2008). † #

10.9	Employment Agreement, dated as of October 31, 2011, by and between The Warnaco Group, Inc. and Martha J. Olson. †

10.10
First Amendment, dated as of October 31, 2011, to the Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (underlying agreement filed as Exhibit 10.30 to The Warnaco Group, Inc.’s Form 10-K for the year ended January 3, 2009, filed March 2, 2009). †

Exhibit No.	Description of Exhibit

10.11
First Amendment, dated as of October 31, 2011, to the Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner (underlying agreement filed as Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K for the year ended January 3, 2009, filed March 2, 2009). †

10.12
First Amendment, dated as of October 31, 2011, to the Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Elizabeth Wood (underlying agreement filed as Exhibit 10.33 to The Warnaco Group, Inc.’s Form 10-K for the year ended January 3, 2009, filed March 2, 2009). †

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

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. †

101.INS	XBRL Instance Document. †

101.LAB	XBRL Taxonomy Extension Label Linkbase. †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. †

101.SCH	XBRL Taxonomy Extension Schema Linkbase. †

101.DEF	XBRL Definition Linkbase Document. †

*	Previously filed.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: November 3, 2011	/s/ Joseph R. Gromek Joseph R. Gromek
President and Chief Executive Officer

Date: November 3, 2011	/s/ Lawrence R. Rutkowski Lawrence R. Rutkowski
Executive Vice President and
Chief Financial Officer