Form 10-K
period 2011-12-31
WARNACO GROUP INC /DE/
filed 2012-02-29
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 2, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates was $1,788,026,560 based upon the last sale price of $53.61 reported for such date on the New York Stock Exchange.
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 15, 2011: 40,394,402
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of Fiscal 2011 year-end.

THE WARNACO GROUP, INC.
2011 ANNUAL REPORT ON FORM 10-K

PAGE
PART I

Item 1. Business	1

Item 1A. Risk Factors	18

Item 1B. Unresolved Staff Comments	25

Item 2. Properties	25

Item 3. Legal Proceedings	25

Item 4. Mine Safety Disclosures	26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6. Selected Financial Data	28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	70

Item 8. Financial Statements and Supplementary Data	71

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71

Item 9A. Controls and Procedures	71

Item 9B. Other Information	74

PART III

Item 10. Directors, Executive Officers and Corporate Governance	75

Item 11. Executive Compensation	75

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13. Certain Relationships and Related Transactions, and Director Independence	75

Item 14. Principal Accounting Fees and Services	75

PART IV

Item 15. Exhibits, Financial Statement Schedules	76

EX-10.48
EX-10.49
EX-10.91
EX-10.92
EX-10.93
EX-10.94
EX-10.95
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.
Introduction
The Warnaco Group, Inc. (“Warnaco Group”), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the “Company”), designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear products worldwide. The Company’s products are sold under several highly recognized brand names, including, but not limited to, Calvin Klein®, Speedo®, Chaps®, Warner’s® and Olga®.
The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price and other stores, mass merchandisers and the internet. In addition, the Company distributes its branded products through dedicated retail stores, and as of December 31, 2011, the Company operated 1,759 Calvin Klein retail stores worldwide (consisting of 263 full price free-standing stores, 118 outlet free-standing stores, 1,376 shop-in-shop/concession stores and, in the United States of America or ” U.S.”, two on-line stores: Calvinkleinjeans.com, and CKU.com) and one on-line swimwear store SpeedoUSA.com. There were also 615 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements. For the fiscal year ended December 31, 2011 (“Fiscal 2011”), approximately 40.3% of the Company’s net revenues were generated from domestic sales and approximately 59.7% were generated from international sales. In addition, approximately 71.1% of net revenues were generated from sales to customers in the wholesale channel and approximately 28.9% of net revenues were generated from customers in the direct-to-consumer channel.
The Company owns and licenses a portfolio of highly recognized brand names. The trademarks owned or licensed in perpetuity by the Company generated approximately 47% of the Company’s net revenues during Fiscal 2011. Brand names the Company licenses for a term generated approximately 53% of its revenues during Fiscal 2011. Owned brand names and brand names licensed for extended periods (at least through 2044) accounted for over 90% of the Company’s net revenues in Fiscal 2011. The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.
The following table sets forth the Company’s trademarks and licenses as of December 31, 2011:
Owned Trademarks

Calvin Klein and formatives (beneficially owned for men’s/ women’s/children’s underwear, loungewear and sleepwear: see “Trademarks and Licensing Agreements”)
Warner’s
Olga
Body Nancy Ganz®/Bodyslimmers®

Trademarks Licensed in Perpetuity
Trademark	Territory

Speedo (a)	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands

Trademarks Licensed for a Term
Trademark	Territory	Expires(h)

Calvin Klein Jeans and CK/Calvin Klein Jeans (for men’s/women’s/children’s/juniors’/infants’/toddlers’ jeans and certain jeans-related products) (b)	North, South and Central America	12/31/2044

Calvin Klein Jeans and CK/Calvin Klein Jeans
(for retail stores selling men’s/women’s/juniors’/children’s/infants’/toddlers’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (b)
	Canada, Mexico and Central and South America	12/31/2044

CK/Calvin Klein (for men’s and women’s bridge apparel) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, India, Central and South America	12/31/2046

CK/Calvin Klein (for retail stores selling men’s and women’s bridge Apparel and bridge accessories, together with other ancillary Merchandise bearing the Calvin Klein marks)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, India, Central and South America	12/31/2046

CK/Calvin Klein (for men’s and women’s bridge accessories) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, India, Central and South America	12/31/2046

Trademarks Licensed in Perpetuity
Trademark	Territory
CK/Calvin Klein (for retail stores selling bridge accessories) (c)	Central and South America	12/31/2044

And other ancillary merchandise bearing the Calvin Klein name) (c)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, India	12/31/2046

Calvin Klein Jeans and CK/Calvin Klein Jeans (for men’s/women’s/children’s jeans and other jeans related apparel) (d)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark,Sweden, Norway, Finland, Austria, Switzerland,Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe namely, Hungary, Czech Republic, Poland, Bosnia Herzegovina, Croatia, Serbia, Slovenia, Romania, Bulgaria, Slovak Republic, Macedonia, Moldavia, Lithuania, Latvia, Estonia, Ukraine, Belorussia, Russia, (C.I.S.), Georgia, Armenia, Azerbaijan, Kazakhstan, Uzbekistan, the Middle East (including Egypt, Lebanon, Israel, Palestine, Jordan, Syria, Saudi Arabia, Yemen, Qatar, Kuwait, Bahrain, Oman, UAE), South Africa, Tunisia, Botswana, Mozambique, Namibia, Swaziland, Zimbabwe	12/31/2046

Calvin Klein Jeans and CK/Calvin Klein Jeans (for men’s/women’s /children’s jeans and other jeans related apparel) (d)	Asia, including Japan, People’s Republic of China (or “China”), South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea,Vietnam, Cambodia, Laos, Myanmar, Burma, Macau and the Federated State of Micronesia, Mongolia), India	12/31/2046

Calvin Klein Jeans and CK/Calvin Klein Jeans (for retail stores Selling men’s/women’s/children’s jeans and jeans related Products and ancillary products bearing the Calvin Klein marks) (d)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe namely, Hungary, Czech Republic, Poland, Bosnia Herzegovina, Croatia, Serbia, Slovenia, Romania, Bulgaria, Slovak Republic, Macedonia, Moldavia, Lithuania, Latvia, Estonia, Ukraine, Belorussia, Russia, (C.I.S.), Georgia, Armenia, Azerbaijan, Kazakhstan, Uzbekistan, the Middle East (including Egypt, Lebanon, Israel, Palestine, Jordan, Syria, Saudi Arabia, Yemen, Qatar, Kuwait, Bahrain, Oman, UAE), South Africa, Tunisia, Botswana, Mozambique, Namibia, Swaziland, Zimbabwe; Asia, including Japan, People’s Republic of China (or “China”), South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea,Vietnam, Cambodia, Laos, Myanmar, Burma, Macau and the Federated State of Micronesia, Mongolia), India	12/31/2046

Trademarks Licensed for a Term
Trademark	Territory	Expires(h)

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel and/or jeanswear accessories) (d)	Europe and Asia	12/31/2046

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear apparel)(e)	North America Central and South America	12/31/2044

CK/Calvin Klein (for independent or common internet sites for the sale of jeanswear accessories)(d)	Central and South America (excluding Mexico)	12/31/2046

Calvin Klein Jeans for men’s and women’s jeans accessories (d)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, Asia, India, Central America and South America (excluding Mexico)	12/31/2046

Calvin Klein Jeans (for retail stores selling jeans Accessories and certain ancillary products bearing the Calvin Klein marks)(d)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa, Asia, India, Central America and South America (excluding Mexico)	12/31/2046

Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (f)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018

Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014

Calvin Klein (for men’s swimwear)	Worldwide	12/31/2014

Lifeguard® (for wearing apparel excluding underwear and loungewear) (g)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2012

(a)	Licensed in perpetuity from Speedo International, Ltd. (“SIL”).

(b)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(c)
During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under its license agreement to operate the CK/Calvin Klein “bridge” apparel business in Europe (the “CK/Calvin Klein “bridge” Apparel License”). As a result, the Company and Calvin Klein Inc. (“CKI”) no longer intend for the Company to continue to operate all or part of the “bridge” business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s “bridge” business to CKI. See Note 4 of Notes to Consolidated Financial Statements.

(d)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2046 (subject to compliance with certain terms and conditions).

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(f)	Expiration date reflects a renewal option, which permits the Company to extend its license for the Chaps mark and logo for an additional five-year term beyond the current expiration date of December 31, 2013 (subject to compliance with certain terms and conditions and meeting certain minimum net sales and earned royalties). See “Trademarks and Licensing Agreements” and Item 1A. Risk Factors for an additional discussion regarding the renewal of the Chaps license.

(g)	Expiration date reflects the Company’s decision not to exercise its renewal option.

(h)	As described in Item 1A. Risk Factors, certain of the Company’s license agreements, including the license agreements with SIL (the licensor of the Speedo trademark), CKI (the licensor of the Calvin Klein, CK/Calvin Klein and Calvin Klein Jeans trademarks) and Polo Ralph Lauren, Inc. (the licensor of the Chaps trademark) require the Company to make minimum royalty payments and/or royalty payments based on a percentage of net sales, meet certain minimum sales thresholds, comply with restrictive covenants, and provide certain services (such as design services). Those license agreements may be terminated or the Company may lose its ability to exercise renewal rights if certain of these requirements and obligations are not satisfied. In addition, certain of such license agreements contain “cross default” provisions, which may result in the early termination of related wholesale and retail license agreements upon termination of such license agreements.
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
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to “Fiscal 2011” refer to the operations for the twelve months ended December 31, 2011. “Fiscal 2010” refers to the operations for the twelve months ended January 1, 2011. References to “Fiscal 2009” refer to the operations for the twelve months ended January 2, 2010. References to “Fiscal 2008” refer to the operations for the twelve months ended January 3, 2009. References to “Fiscal 2007” refer to the operations for the twelve months ended December 29, 2007. There were 52 weeks per year for each of Fiscal 2007, Fiscal 2009, Fiscal 2010 and Fiscal 2011 and 53 weeks in Fiscal 2008.
Acquisitions, Dispositions and Discontinued Operations
See Notes 2 and 3 of Notes to Consolidated Financial Statements for a discussion of acquisitions, dispositions and discontinued operations.
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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Sportswear Group	$1,305,769	52.0%	$1,204,065	52.5%	$1,044,892	51.7%
Intimate Apparel Group	932,131	37.0%	834,010	36.3%	723,222	35.8%
Swimwear Group	275,488	11.0%	257,676	11.2%	251,511	12.5%

Net revenues (a), (b), (c)	$2,513,388	100.0%	$2,295,751	100.0%	$2,019,625	100.0%

(a)	International operations accounted for 59.7%, 56.1%,and 54.6% of net revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

(b)	Direct to consumer businesses accounted for 28.9%, 24.7%, and 22.5% of net revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

(c)	Sales of products bearing the Calvin Klein brand name accounted for 75.6%, 73.9% and 73.5% of net revenues in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

		% of Total Net		% of Total Net		% of Total Net
	Fiscal 2011	Revenues	Fiscal 2010	Revenues	Fiscal 2009	Revenues
	(in thousands of dollars)
Operating income (loss):
Sportswear Group (c)	$80,641		$143,260		$118,477
Intimate Apparel Group (c)	133,755		134,928		116,269
Swimwear Group (c)	28,067		18,698		16,168
Unallocated corporate expenses (a) (c)	(60,918)		(49,075)		(57,379)

Operating income (b)	$181,545	7.2%	$247,811	10.8%	$193,535	9.6%

(a)	Includes $26.1 million, $2.9 million and $20.4 million of pension expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

(b)	Includes (i) $45.9 million, $6.5 million, $7.5 million and $1.0 million of restructuring expenses for Fiscal 2011 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively; (ii) $1.8 million, $3.6 million, $3.6 million and $0.8 million of restructuring expenses for Fiscal 2010 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively; and (iii) $3.2 million, $4.3 million, $3.0 million and $1.5 million of restructuring expenses for Fiscal 2009 in the Sportswear Group, Intimate Apparel Group, Swimwear Group and Unallocated corporate expenses, respectively.

(c)	Reflects the allocation of a total of $9.9 million of corporate expenses to the Sportswear Group ($6.9 million), the Intimate Apparel Group ($3.8 million) and the Swimwear Group (($0.8 million)), respectively, during Fiscal 2010 and the allocation of a total of $6.7 million of corporate expenses to the Sportswear Group ($4.7 million), the Intimate Apparel Group ($2.6 million) and the Swimwear Group (($0.6 million)), respectively, during Fiscal 2009, in each case, to conform to the presentation for Fiscal 2011. See Note 5 of Notes to Consolidated Financial Statements.
The following table sets forth, as of December 31, 2011 and January 1, 2011, total assets for each of the Company’s business groups, corporate/other and the Company on a consolidated basis:

	December 31, 2011	% of Total	January 1, 2011	% of Total
	(in thousands of dollars)
Total assets:
Sportswear Group	$994,425	56.9%	$995,475	60.2%
Intimate Apparel Group	486,636	27.9%	381,371	23.0%
Swimwear Group	148,982	8.5%	154,831	9.4%
Corporate/Other	117,807	6.7%	121,595	7.4%

Total assets	$1,747,850	100.0%	$1,653,272	100.0%

Sportswear Group
The Sportswear Group designs, sources and markets moderate to premium priced men’s, women’s and children’s jeanswear, sportswear and accessories. Net revenues of the Sportswear Group accounted for 52.0% of the Company’s net revenues in Fiscal 2011.
The following table sets forth the Sportswear Group’s brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men’s, women’s and children’s (a) designer jeanswear (bottoms and tops), bridge apparel, jeans accessories and bridge accessories.
Chaps	Moderate	Men’s sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear (b)

(a)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.

(b)	The Sportswear Group sub-licenses the rights to produce men’s leather outerwear to a third party.
During Fiscal 2011, the Sportswear Group had operations in North America (U.S., Canada and Mexico), Central and South America, Europe, Asia, Australia and South Africa. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.
The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts, jeans accessories in Europe and Asia and the CK Calvin Klein “bridge” line of apparel and accessories in Europe. As a result of the CKJEA Acquisition (see Trademarks and Licensing Agreements — Sportswear Group, below), the Company has been able to expand the distribution of its Calvin Klein products in Europe and Asia, primarily in its direct-to-consumer business. Net revenues related to the Sportswear Group in Europe and Asia were $656.3 million, $560.7 million and $509.8 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. In addition, there has been a significant increase in sales of the Company’s Calvin Klein products in the Sportswear Group in Mexico and Central and South America with net revenues of $166.0 million, $127.5 million and $75.3 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Direct-to-consumer products accounted for 32.3%, 25.9% and 22.2% of the Sportswear segment’s Fiscal 2011, Fiscal 2010 and Fiscal 2009 net revenues, respectively.
Chaps is a moderately priced men’s sportswear line providing a more casual product offering to the consumer. The Company negotiated an amendment and extension of the Chaps license through 2013, which allows further renewal by the Company through 2018, subject to the Company having achieved certain levels of minimum earned royalties and net sales during the period from January 1, 2012 through December 31, 2012. Based on current projections for the year ending December 29, 2012, the Company believes that such minimum earned royalties and minimum net sales will be achieved, but there can be no assurances that such projections will be met. See “Statement Regarding Forward-Looking Disclosure” and Item 1A. Risk Factors.
The Sportswear Group’s apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers, off-price stores, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, and, to a lesser extent, specialty stores and the internet.
The following table sets forth, as of December 31, 2011, the Sportswear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Macy’s Inc. Stage Stores /Carson’s	Calvin Klein Jeans Calvin Klein Jeans and Chaps

Independent Retailers	Lord & Taylor Belk	Calvin Klein Jeans Calvin Klein Jeans and Chaps

Chain Stores	Kohl’s	Chaps

Membership Clubs	Sam’s Club and BJ’s Costco	Calvin Klein Jeans and Chaps Calvin Klein Jeans

Off-price and Other	TJ Maxx, Ross Stores, Specialty and Military	Calvin Klein Jeans and Chaps

Europe	Company operated retail stores, stores operated under shop-in-shop and concession agreements El Corte Ingles	Calvin Klein Jeans

Canada	Hudson Bay Company and Sears, Costco and Winners	Calvin Klein Jeans and Chaps

Mexico, Central and South America	Company operated retail stores, stores operated under shop-in-shop and concession agreements Liverpool, Palacio de Hierro and Sears Sam’s Clubs, Costco, Walmart Stores operated under distributor agreements	Calvin Klein Jeans Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps Calvin Klein Jeans

Asia	Company operated retail stores, shop-in-shop/concession locations/stores under retail licenses or distributor agreements/direct wholesale distributors	Calvin Klein Jeans

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon the Company’s expectation of consumer preferences and market trends, which coincide with the appropriate selling season. The Sportswear Group recorded 47.9%, 45.7% and 46.0% of its net revenues in the first halves of Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)

Net revenues:
United States	$426,029	32.6%	$460,421	38.2%	$412,087	39.4%
International	879,744	67.4%	743,644	61.8%	632,805	60.6%

	$1,305,773	100.0%	$1,204,065	100.0%	$1,044,892	100.0%

Intimate Apparel Group
The Intimate Apparel Group designs, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 37.1% of the Company’s net revenues in Fiscal 2011.
The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.
The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types as of December 31, 2011:

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
The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Central and South America, Europe, Asia and Australia. The Intimate Apparel Group’s products are sourced entirely from third party suppliers worldwide.
The Company has been able to expand the distribution of its international Calvin Klein products in the Intimate Apparel Group, primarily in its direct-to-consumer business, and to increase net revenues to $755.3 million, $669.8 million and $580.2 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Direct-to-consumer products accounted for 30.7%, 28.5% and, 28.6% of the Intimate Apparel segment’s Fiscal 2011, Fiscal 2010 and Fiscal 2009 net revenues, respectively.
The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers, off-price stores, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or franchise and distributor agreements, the Company’s “CKU.com” internet website and, to a lesser extent, specialty stores.

The following table sets forth, as of December 31, 2011, the Intimate Apparel Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Macy’s Inc. Carson’s/Bon-Ton	Warner’s, Olga’s Christina,Olga and Calvin Klein Underwear

Independent Retailers	Nordstrom, Dillard’s, Lord & Taylor and Bloomingdale’s	Calvin Klein Underwear and Warner’s

Chain Stores	Kohl’s, JCPenney and Sears	Warner’s, Olga, and private label

Membership Clubs	Costco and Sam’s Club	Warner’s and Calvin Klein Underwear

Off-price	TJ Maxx/ Marshall’s Century 21 and Ross Stores	Warner’s, Olga and Calvin Klein Underwear

Mass Merchandisers	Target, Kmart	Warner’s and Olga

Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart Costco and Winners Company operated retail stores	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Calvin Klein Underwear Calvin Klein Underwear

Mexico, Central and South America	Liverpool, Palacio de Hierro, Suburbia, Sears	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear
	Sam’s Clubs Costco	Warner’s Calvin Klein Underwear
	Company operated retail stores, stores operated under shop-in-shop and concession agreements	Calvin Klein Underwear

Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Calvin Klein Underwear
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear

Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements/direct wholesale distributors	Calvin Klein Underwear
The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 48.0%, 47.1% and 47.3% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)
Net revenues:
United States	$366,345	39.3%	$337,985	40.5%	$295,285	40.8%
International	565,783	60.7%	496,025	59.5%	427,937	59.2%

	$932,128	100.0%	$834,010	100.0%	$723,222	100.0%

Swimwear Group
The Swimwear Group designs, sources and markets moderate to premium priced swimwear, swim accessories and related products and sub-licenses the Speedo label to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 11.0% of the Company’s net revenues in Fiscal 2011.
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
The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. In 2011, athletes wearing Speedo products experienced success, including two world records, at the World Championships in Shanghai, China, with 58% of all medals won at the event being won by swimmers wearing Speedo suits. In November 2011, Speedo unveiled the FASTSKIN3 Racing System, which includes a cap, goggles and suit engineered to work together as one racing system. . The system has received full FINA (Fédération Internationale de Natation) approval, which allows swimmers to wear the system in swim competitions, including the 2012 Olympic Games.
Speedo competitive swimwear is primarily distributed through sporting goods stores, team dealers, swim specialty shops and the Company’s “SpeedoUSA.com” internet website. Speedo competitive swimwear accounted for approximately 16.6% of the Swimwear Group’s net revenues in Fiscal 2011.
The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs off-price stores and the Company’s “SpeedoUSA.com” internet website. Speedo fashion swimwear and related products accounted for approximately 23.6% of the Swimwear Group’s net revenues in Fiscal 2011.

Speedo accessories, including swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs, mass merchandisers and off-price stores. Speedo accessories accounted for approximately $87.0 million of net revenues in Fiscal 2011, or approximately 31.6% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $31.5 million (11.4% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products. The “SpeedoUSA.com” internet website generated approximately $8.3 million of net revenues (3.0% of the Swimwear Group’s net revenues).
The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. All of the Swimwear Group’s products are sourced from third-party suppliers primarily in the U.S., Mexico, Europe and Asia.
The Company designs, sources and sells a broad range of Calvin Klein fashion swimwear and beachwear for men and women. Calvin Klein swimwear is distributed through department stores and independent retailers in the U.S., Mexico, Canada and Europe. Calvin Klein swimwear accounted for approximately 13.8% of the Swimwear Group’s net revenues in Fiscal 2011.
The following table sets forth, as of December 31, 2011, the Swimwear Group’s principal distribution channels and certain major customers:

Channels of Distribution	Customers	Brands

United States
Department Stores	Macy’s Inc.	Speedo swimwear and accessories, Calvin Klein swimwear

Independent Retailers	Dillard’s and Belk	Speedo swimwear, Calvin Klein swimwear

Chain Stores	JCPenney and Kohl’s	Speedo swimwear and accessories,

Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories

Mass Merchandisers	Target	Speedo accessories

Other	Military, The Sports Authority, Dick’s Sporting Goods, Amazon and team dealers	Speedo swimwear and accessories, Lifeguard, Calvin Klein swimwear

Off-price	TJ Maxx, Ross Stores	Speedo swimwear and accessories, Calvin Klein swimwear

Canada	Hudson Bay Company, Sears and Winners Costco	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Mexico, Central and South America	Liverpool, Palacio de Hierro, Marti, Wal-Mart and Costco	Speedo swimwear and accessories, Calvin Klein Speedo swimwear and accessories

Europe	El Corte Ingles, House of Fraser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear
The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon the Company’s expectation of consumer preferences and market trends, which coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 65.5%, 63.7% and 67.7% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Net	% of	Net	% of	Net	% of
	Revenues	Total	Revenues	Total	Revenues	Total
	(in thousands of dollars)
Net revenues:
United States	$220,865	80.2%	$209,761	81.4%	$209,319	83.2%
International	54,622	19.8%	47,915	18.6%	42,192	16.8%

	$275,487	100.0%	$257,676	100.0%	$251,511	100.0%

Customers
The Company’s products are distributed globally in over 100 countries to both wholesale and retail customers. Wholesale customers include department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and off-price stores. No single customer accounted for more than 10% of the Company’s net revenue in Fiscal 2011, Fiscal 2010 or Fiscal 2009. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company’s top five customers accounted for $548.6 million (21.8%), $490.3 million (21.4%) and $470.9 million (23.3%), respectively, of the Company’s net revenue.
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
Total advertising, marketing and promotion expense (including cooperative advertising programs whereby the Company reimburses customers for a portion of the cost incurred by the customer in placing advertisements featuring its products) was $125.4 million (5.0% of net revenues), $126.5 million (5.5% of net revenue) and $100.2 million (5.0% of net revenue) for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals, individual in-store promotions and magazine and other print publications. During Fiscal 2011, advertising expense primarily related to the launch of the ck one brand of men’s and women’s underwear. In addition, the Swimwear Group sponsors a number of world-class swimmers and divers who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand. The Company’s Swimwear Group incurred approximately $18.7 million of marketing expenses in Fiscal 2011 primarily related to Speedo promotional activities as well as development of digital communications programs.
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
Distribution
As of December 31, 2011, the Company distributed its products to its wholesale customers and retail stores from various distribution facilities and distribution contractors located in the U.S. (twelve facilities), Canada (one facility), Mexico (one facility), China (three facilities), Hong Kong (one facility), Korea (one facility), Australia (one facility), Singapore (one facility), Taiwan (one facility), the Netherlands (three facilities), South Africa (one facility) Argentina (one facility), Brazil (two facilities), Chile (one facility) and Peru (one facility). Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. The Company owns one, leases nine and uses third-party services for twenty-one of its distribution facilities. See Item 2. Properties.

Raw Materials and Sourcing
The Company’s products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Prior to Fiscal 2010, neither the Company, nor, to the Company’s knowledge, any of its third-party contractors, had experienced any significant shortage of raw materials. However, beginning in Fiscal 2010 and continuing into Fiscal 2011, demand for raw materials, including cotton and synthetics, significantly increased while supplies of those raw materials have declined due to adverse climate and other factors. In anticipation of shortages of these raw materials, during Fiscal 2010 and Fiscal 2011, the Company advanced funds to certain third-party contractors to allow them to place early orders for raw materials in order to minimize the effect of price increases. In addition, during Fiscal 2011, the Company was able to partially mitigate the cost increases in certain geographies by selectively increasing the selling prices of its goods, early purchases of product and by implementing other sourcing initiatives.
Substantially all of the Company’s products sold in North America, Central and South America and Europe are imported and are subject to various customs laws. See “Government Regulations.” The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product.
The Company has many potential sources of supply and believes a disruption at any one facility or with respect to any one supplier would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.
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
Trademarks and Licensing Agreements
The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein Jeans, licensed for terms extending through 2044 (in the U.S.) and 2046 (in Europe and Asia). The Company’s Heritage Brands, including Speedo, Chaps, Warner’s and Olga, have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 84 years, and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner’s and Olga brands have been in existence for 139 and 72 years, respectively, and Calvin Klein and Chaps have each been in existence for more than 25 years.
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

Certain of the Company’s license agreements, including the license agreements with SIL (the licensor of the Speedo trademark), CKI (the licensor of the Calvin Klein and CK/Calvin Klein and Calvin Klein Jeans trademarks) and Polo Ralph Lauren, Inc. (the licensor of the Chaps trademark) require the Company to make minimum royalty payments and/or royalty payments based on a percentage of net sales, meet certain minimum sales thresholds, comply with restrictive covenants, and provide certain services (such as design services) (which typically require approval of the licensor to be marketed by the Company). Those license agreements may be terminated or the Company may lose its ability to exercise renewal rights if certain of these requirements and obligations are not satisfied. In addition, certain of such license agreements contain “cross default” provisions, which may result in the early termination of related license agreements upon termination of such wholesale and retail license agreements.
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
Sportswear Group
The Company has several licenses to develop, manufacture and market designer jeanswear products under the Calvin Klein Jeans trademarks in North, South and Central America, Europe, Asia, the Middle East and Australia.
In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein and Calvin Klein Jeans marks in Central and South America from CKI. In connection with the CKJEA Acquisition (as described below), the Company expanded the territory covered by the retail stores license described above to include Mexico and Canada. The initial terms of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain minimum sales thresholds in the U.S., Mexico and Canada. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition.
In January 2006, the Company acquired 100% of the shares of the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans in Europe and Asia, the wholesale business of Calvin Klein Jeans accessories in Europe and Asia and the wholesale and retail business of CK Calvin Klein “bridge” line of sportswear and accessories in Europe (the “CKJEA Acquisition”). In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with CKI (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, “bridge” apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting the European Union as of May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa (the “2006 Bridge Licenses”). On July 8, 2011 and October 31, 2011, respectively, the 2006 Bridge Licenses were amended to grant the Company additional rights to develop, manufacture, distribute and market, and to open retail stores to sell, “bridge” apparel and accessories under the CK/Calvin Klein trademark and service mark in India and Central and South America, respectively. During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the bridge business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s bridge business to CKI. See Note 4 of Notes to Consolidated Financial Statements.
In connection with the CKJEA Acquisition, the Company also acquired the licenses to develop, manufacture, distribute and market, and to open retail stores to sell, jeans apparel and accessories under the Calvin Klein and/or CK/Calvin Klein trademark and service mark in the forms of the logos Calvin Klein Jeans and/or CK/Calvin Klein Jeans in Japan, China, South Korea and “Rest of Asia” (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia) and parts of Western Europe, the Middle East, Egypt, Eastern Europe and Southern Africa. These licenses also extend through December 31, 2046, provided the Company achieves certain minimum sales thresholds.
In January 2008, the Company acquired rights pursuant to the 2008 CK Licenses which include: (i) rights to operate Calvin Klein Jeanswear accessories stores in Europe, Eastern Europe, Middle East, Africa and Asia, as defined; (ii) rights to operate Calvin Klein Jeanswear accessories stores in Central and South America (excluding Canada and Mexico, which are otherwise included in the underlying grant of rights to the company to operate Calvin Klein Jeanswear retail stores in Central and South America); (iii) rights to operate CK/Calvin Klein “bridge” accessories stores in Europe, Eastern Europe, Middle East and Africa, as defined (the “European Bridge Accessories Store License”); (iv) rights to operate CK/Calvin Klein “bridge” accessories stores in Central and South America (excluding Canada and Mexico, which are otherwise included in the underlying grant of rights to the Company to operate Calvin Klein “bridge” accessories stores in Central and South America); and (v) e-commerce rights in the Americas, Europe and Asia for Calvin Klein Jeans and for Calvin Klein jeans accessories. In April 2009, the Company’s e-commerce rights in the Americas, Europe and Asia were extended to include men’s and women’s swimwear under the Calvin Klein and CK/Calvin Klein trademarks. Each of the 2008 CK Licenses are long-term arrangements. In addition, in 2008, the Company had entered into negotiations with CKI with respect to a grant of rights to sublicense and distribute Calvin Klein Golf apparel and golf related accessories in department stores, specialty stores and other channels in Asia. During the third quarter of Fiscal 2009, the Company decided to discontinue its Calvin Klein Golf business. In an amendment, dated July 8, 2011, to the European Bridge Accessories Store License, the Company was granted the right to operate CK/Calvin Klein “bridge” accessories stores in India. During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the bridge business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s bridge business to CKI. See Note 4 of Notes to Consolidated Financial Statements.

The Company has the exclusive right to use the Chaps trademark for men’s sportswear, jeanswear, activewear, sports shirts, outerwear and swimwear in the U.S. and its territories and possessions, including Puerto Rico, Mexico and Canada and has rights of first refusal with respect to Europe. During Fiscal 2008, the Company extended its license through December 31, 2013 by exercising the first of two five-year renewal options. Pursuant to the terms of the license, the Company paid approximately $2.0 million associated with the renewal of this license. The Company has the right to renew the license for an additional five-year term up to and including December 31, 2018, provided that the Company has achieved certain levels of minimum net sales and earned royalties during the period from January 1, 2012 through December 31, 2012. Based on current projections for fiscal 2012, the Company believes that such minimum net sales and earned royalties will be achieved, but there can be no assurances that such projections will be met. See “Statement Regarding Forward-Looking Disclosure” and Item 1A. Risk Factors.
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
In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense, distribute, promote and advertise Lifeguard apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely accessories and sporting equipment. In 2008, the Lifeguard license was further amended and extended to add other product categories, namely performance and athletic training equipment. The current term of the license agreement expires on June 30, 2012. The Company has elected not to exercise its renewal option with respect to the Lifeguard license.
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
International Operations
In addition to its operations in the U.S., the Company has operations in Canada, Mexico and Central and South America, Europe, Asia and Australia. The Company’s products are sold in over 100 countries worldwide. Each of the Company’s international operations engages in sales, sourcing, distribution and/or marketing activities. International operations generated $1.5 billion, or 59.7% of the Company’s net revenues in Fiscal 2011, $1.3 billion, or 56.1% of the Company’s net revenues in Fiscal 2010 and $1.1 billion, or 54.6% of the Company’s net revenues in Fiscal 2009. International operations generated operating income of $124.5 million, $171.1 million and $125.1 million (representing 51.3%, 57.6%, and 49.9%, respectively, of the operating income generated by the Company’s business groups) in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Operating income from international operations includes $51.6 million, $5.4 million and $5.0 million of restructuring charges in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The increases in net revenues from Fiscal 2010 to Fiscal 2011 were driven primarily by operations in Asia, Europe and in Mexico and Central and South America. The decline in operating income from Fiscal 2010 to Fiscal 2011 was due primarily to declines in Europe, including as a result of an impairment charge, included in restructuring and other exit costs, of $35.2 million (see Note 4 of Notes to Consolidated Financial Statements) related to the Company’s licenses to operate the “bridge” business, and Canada, partially offset by increased operating income in Asia and Mexico and Central and South America (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Fiscal 2011 to Fiscal 2010).
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
The Company offers a diversified portfolio of brands across a wide range of price points in many channels of distribution in an effort to appeal to a broad range of consumers. The Company competes on the basis of product design, quality, brand recognition, price, product differentiation, marketing and advertising, customer service and other factors. Although some of its competitors have greater sales, the Company does not believe that any single competitor dominates any channel in which the Company operates. The Company believes that its ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names distinguishes it from many of its competitors. See Item 1A. Risk Factors.
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
Employees
As of December 31, 2011, the Company employed 7,136 employees, approximately 29% of whom were either represented by labor unions or covered by collective bargaining agreements. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

Backlog
As of December 31, 2011 and January 1, 2011, the Company’s total backlog of unfilled wholesale customer orders was $580.5 million and $627.3 million, respectively. The Company expects that substantially all of its backlog orders as of December 31, 2011 will be filled within the following six months. The backlog at any given time is affected by various factors, including the mix of product, seasonality (especially in the Swimwear Group), cancellations, the timing of the receipt of orders, including the scheduling of market weeks for the Company’s particular products during which a significant percentage of the Company’s orders are received, and the timing of the shipment of orders. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.
Executive Officers of the Registrant
On December 13, 2011, the Company announced that Joseph R. Gromek would retire as President and Chief Executive Officer and as a member of the Board of Directors, effective February 1, 2012 and that Mr. Gromek would continue as an employee of the Company through March 4, 2012. On December 13, 2011, the Company also announced that Helen McCluskey would be appointed President and Chief Executive Officer and would become a member of the Board of Directors, effective February 1, 2012.
The executive officers of the Company, their age and their position as of February 15, 2012 are set forth below:

Name	Age	Position

Helen McCluskey	56	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	53	Executive Vice President and Chief Financial Officer
Martha Olson	56	President — Intimate Apparel and Swimwear Groups
Dwight Meyer	59	President — Global Sourcing, Distribution and Logistics
Frank Tworecke	65	President — Sportswear Group
Stanley P. Silverstein	59	Executive Vice President — International Strategy and Business Development
Elizabeth Wood	50	Executive Vice President — Human Resources
Jay L. Dubiner	48	Senior Vice President, General Counsel and Secretary
Ms. McCluskey has served as the Company’s President and Chief Executive Officer since February 1, 2012, at which time she was also elected to the Board of Directors. Ms. McCluskey joined the Company in July 2004 as Group President-Intimate Apparel and in June 2007, also assumed global responsibility for the Company’s Swimwear brands. In those roles, she was responsible for all aspects of the Company’s intimate apparel and swimwear brands including Calvin Klein underwear and swimwear, Warner’s, Olga, Body Nancy Ganz and Speedo. In September 2010, Ms. McCluskey was named Chief Operating Officer adding to her responsibilities oversight of the Calvin Klein Jeans® and Chaps® brands as well as all of the Company’s international businesses, and the Company’s global supply chain and sourcing operations. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women’s Sportswear division of Liz Claiborne Corporation from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation’s intimate apparel units where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.
Mr. Rutkowski currently serves as the Company’s Executive Vice President and Chief Financial Officer. From September 2003 until March 2005, Mr. Rutkowski served as the Company’s Senior Vice President and Chief Financial Officer. From December 1999 to June 2003, he served as Executive Vice President and Chief Financial Officer at Primedia, Inc., a targeted media company. From November 1993 to December 1999, he served at National Broadcasting Company/General Electric as Senior Vice President and Chief Financial Officer-Strategic Business Development and Controller of Corporate Finance. Previously, Mr. Rutkowski held a senior management position at Walt Disney Studios.
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

Mr. Tworecke joined the Company as Group President-Sportswear in May 2004 and currently serves in such capacity. From November 1999 to April 2004, Mr. Tworecke served at Bon-Ton Stores, a department store operator—from June 2000 to April 2004 as President and Chief Operating Officer and from November 1999 to June 2000 as Vice Chairman. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other specialty and department store retailers including MGR, Inc., Rich’s Lazarus Goldsmith (now known as Macy’s), and John Wanamaker. In addition, Mr. Tworecke is a member of the Board of Advisors of Grafton-Fraser Inc., a private, Toronto-based mens’ apparel retailer, and a member of the Business Advisory Council of the Department of Applied Economics and Management of Cornell University.
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
Ms. Wood currently serves as the Company’s Executive Vice President — Human Resources. Ms. Wood joined the Company in September 2005 and served as Senior Vice President — Human Resources until March 2011, at which time, she was promoted to her current position. From May 2002 to August 2005, Ms. Wood served as a consultant for Breakthrough Group, a consulting company that focuses on executive and employee training and development. From May 1996 to February 2002, Ms. Wood served as the Executive Vice President of Human Resources of Brooks Brothers, Inc. Previously, Ms. Wood served as Corporate Human Resources Director of Marks and Spencer Group, plc.
Mr. Dubiner joined the Company in September 2008 as Senior Vice President, General Counsel and Corporate Secretary and currently serves in such capacities. Prior to joining the Company, Mr. Dubiner served as Of Counsel for Paul, Hastings, Janofsky & Walker, LLP from April 2006 until August 2008. Previously, he held the position of Executive Vice President, Corporate Development & General Counsel for Martha Stewart Living Omnimedia, Inc. from February 2004 until January 2006. Prior to this, Mr. Dubiner provided legal and corporate development consulting services to clients primarily in the media industry. From February 2000 to March 2002, he served as Senior Vice President, Business Development & Strategic Planning for a division of The Universal Music Group. Mr. Dubiner was an associate in the corporate department of the New York law firm of Paul Weiss Rifkind Wharton & Garrison from September 1993 to February 2000.
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
In addition, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website (http://www.sec.gov) where the Company’s SEC filings may be accessed by the public.
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
Deterioration in global or regional economic conditions or other macro-economic factors could adversely impact our business in a number of ways. Consumer spending in the apparel industry is highly cyclical and may decrease in response to periods of lower disposable income and lack of confidence in future economic prospects for consumers. Our wholesale customers may reduce inventories and cancel orders as a means of anticipating and responding to such periods. Furthermore, a deterioration in the economy, including as a result of market disruptions or uncertainties, a tightening of the credit markets or international turmoil, may adversely affect the businesses and liquidity of our wholesale customers, causing such customers to reduce, delay or discontinue orders of our products, and requiring us to assume greater credit risk with respect to such customers’ receivables. Any deterioration in the economy and financial markets could also adversely affect the suppliers from which we source our products, which could have an adverse effect on our operations. During Fiscal 2011, deterioration in the economies of countries in Southern Europe resulted in a decline in net revenues from the sale of our products in that region.
Any tightening of the credit markets could also make it more difficult for the Company to enter into new financing arrangements or impair our ability to access financing under existing arrangements. Such difficulty in borrowing sufficient funds could have a material negative impact on our ability to conduct our business, as we may have to postpone plans to expand our business, scale back operations and/or attempt to raise capital through the sale of equity or debt securities, which may not be available on terms that are satisfactory to us during such periods. We continue to monitor the creditworthiness of the lenders under our existing credit arrangements, and we expect that we will be able to obtain needed funds when requested. During Fiscal 2011, we entered into a $200 million Term Loan maturing on June 17, 2018 (see Note 12 of Notes to Consolidated Financial Statements).
In addition, our stock price may fluctuate as a result of many factors (many of which are beyond our control), including recent global economic conditions and broad market fluctuations, public perception of the prospects for the apparel industry and other factors described in this Item 1A. For example, during the period between May 15, 2008 and February 15, 2012, the trading price of our Common Stock as reported on the New York Stock Exchange ranged from a low of $12.22 on November 21, 2008 to a high of $65.01 on April 28, 2011.
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
During the fourth quarter of Fiscal 2010 and during Fiscal 2011, we experienced an increase in costs, including those for raw material, labor and freight. We have been able to partially mitigate cost increases in Fiscal 2011 and their effect on gross margins in certain geographic markets through a combination of sourcing initiatives and selective price increases. There is no certainty that such measures will achieve their goal in the future.
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
We have significant foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won, Mexican peso, Brazilian real, Indian rupee and Chinese yuan) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
Certain of our foreign operations purchase products from suppliers denominated in U.S. dollars and Euros, which may expose such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Euro, Canadian dollar, British pound, Korean won Mexican peso, Brazilian real, Chinese yuan and Indian rupee. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors purchase and sell products in the same market and the cost of certain items required in our operations. In addition, certain of our foreign operations have receivables or payables denominated in currencies other than their functional currencies, which exposes such operations to foreign exchange losses as a result of foreign currency fluctuations. We have instituted foreign currency hedging programs to partially mitigate the effect of foreign currency fluctuations on our operations. However, management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which fluctuations could have an adverse effect on our business, results of operations and financial condition.
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
We must advertise our products to consumers through the most effective media, which may change over time.
In order for us to inform our consumers about our products, especially our new product launches, and to encourage them to buy those products, we must advertise our products in the most effective manner possible so that we reach the largest number of potential customers. The media that customers view change over time. Recently, digital media, including the use of smart-phones and outdoor digital displays, have increased in popularity. As technology and innovation continue to advance, we must remain aware of those changes and re-direct our advertising campaigns to focus on those new media. Failure to remain current in that regard could significantly impair our ability to meet our strategic business and financial goals.
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
We seek to secure and maintain favorable relationships with the companies that source our products and to ensure the proper operation of production facilities owned by third party contractors. We generally utilize multiple sources of supply. An unexpected interruption in the supply of our sourced products, including as a result of a disruption in operations at any of our production facilities owned by third party contractors or distribution facilities or at the facilities which source our products, our failure to secure or maintain favorable sourcing relationships, shortages of sourced goods or disruptions in shipping, could adversely affect our results of operations until alternate sources or facilities can be secured. In addition, any issues, problems relating to equipment, systems failures or difficulties with the Company’s transition to the use of its consolidated distribution facility in the Netherlands could result in delays of shipments to our customers and additional costs to us. Any of the events noted above could result in difficulty in procuring or producing our products on a cost-effective basis or at all, which could have an adverse effect on our results of operations.
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
Net revenues from our ten largest customers represented approximately 28.7%, 31.4% and 31.6% of our worldwide net revenues during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. No one customer accounted for 10% or more of our Fiscal 2011, Fiscal 2010 or Fiscal 2009 net revenues.
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

A significant portion of our operations is dependent upon license agreements with third parties that allow us to design, produce, source and market our products.
As of December 31, 2011, approximately 63% of our net revenues were derived from sales of products which we design, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.
Certain of our license agreements, including the license agreements with SIL (the licensor of the Speedo trademark), CKI (the licensor of the Calvin Klein, Calvin Klein Jeans and CK/Calvin Klein trademarks) and Polo Ralph Lauren, Inc. (the licensor of the Chaps trademark) require us to make minimum royalty payments and/or royalty payments based on a percentage of net sales, meet certain minimum sales thresholds, comply with restrictive covenants, and provide certain services (such as design services). Those license agreements may be terminated or we may lose our ability to exercise renewal rights if certain of these requirements and obligations are not satisfied. In addition, certain of such license agreements contain “cross default” provisions, which may result in the early termination of related license agreements upon termination of such license agreements.
During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the bridge business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s bridge business to CKI. Based on the factors described above, during the finalization of its financial statements for Fiscal 2011, the Company has recorded a non-cash impairment charge of $35.2 million related to its “bridge” apparel and ‘bridge” accessories intangible assets. Depending on the outcome of negotiations with CKI, the Company could incur additional charges related to the disposition of its CK/Calvin Klein “bridge” businesses. See Note 4 of Notes to Consolidated Financial Statements.
As further described in Item 1. Trademarks and Licensing Agreements, our right to exercise the renewal option to extend the Chaps license for an additional five year term from December 31, 2013 and up to and including December 31, 2018 is subject to us having achieved certain levels of minimum earned royalties and net sales during the period from January 1, 2012 through December 31, 2012. Based on current projections for fiscal 2012, the Company believes that such minimum earned royalties and minimum net sales will be achieved, but there can be no assurances that such projections will be met. See “Statement Regarding Forward-Looking Disclosure”.
We may not be able to continue to meet our obligations or fulfill the conditions under our license agreements in the future. In addition, disputes or disagreements with our licensors in connection with the provisions of these license agreements could result in our recording additional expenses. The termination or non-renewal of certain of these license agreements, including the Chaps license described above, could have an adverse effect on our business, results of operations or financial condition.
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
The Calvin Klein brand name is significant to our business. Sales of 75.6% of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name would be significantly harmed.
We are subject to local laws and regulations in the U.S. and abroad.
We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. Our international businesses and the companies which source our products are subject to similar regulations in the countries where they operate. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations. Similarly, local laws and regulations could have an adverse effect on our sourcing vendors, which could affect our ability to procure our products.

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
We earn a substantial portion of our income in foreign countries, which is taxed in those jurisdictions at rates that are lower than that in the U.S. Under current U.S. federal tax law, U.S. multinational corporations are not taxed in the U.S. on foreign earnings unless and until those earnings are repatriated to the U.S. We currently intend that cash and cash equivalents, arising from undistributed foreign earnings, held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Moreover, we do not expect to require such foreign earnings to fund our domestic business in the foreseeable future. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the U.S., the repatriation of such amounts to the U.S. would result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash we have available to fund our operations by the amount of taxes paid.
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
Our foreign operations subject us to risks customarily associated with foreign operations. As of December 31, 2011, we sold our products throughout the world and had warehousing and distribution facilities in fifteen countries. We also source our products from third-party vendors substantially all of which are based in foreign countries. For Fiscal 2011, we had net revenues outside of the U.S. of $1.50 billion, representing 59.7% of our total net revenues, with the majority of these sales in Europe and Asia. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:
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
Our ability to effectively manage and operate our business depends significantly on our information technology systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of any of our systems could adversely impact the operations of our business or our ability to report our financial results in a timely manner. Any such failure, problem, difficulty or breach could also require significant expenditures to remediate.
Fluctuations in the valuation of our pension plan’s investments and pension benefit obligation can have a negative effect on our financial condition and results of operations.
We maintain, among other plans, a defined benefit pension plan for certain U.S.-based employees, who completed service prior to January 1, 2003. The plan provides for specified payments after retirement. Under our direction, our U.S. pension plan invests in a variety of assets including marketable equity and debt securities, mutual funds and pooled investment accounts and limited partnerships. The value of these pension plan investments may fluctuate due to, among other things, changing economic conditions, interest rates and investment returns, and we cannot predict with certainty the value that any individual asset or investment will have in the future. Decreases in the value of U.S. pension plan investments can have a significant effect on our results of operations in the fourth quarter of each fiscal year because they increase our pension expense and our unfunded pension liability. Moreover, as a result of such decreases, we may be required to make larger cash contributions to the U.S. pension plan in the future, which could limit us from making investments in our business, reduce cash available to fund operations or service our indebtedness, or otherwise be detrimental to our results of operations and financial condition. In addition, a decrease in the discount rate that we use to calculate the pension benefit obligation, as described in Note 7 of Notes to Consolidated Financial Statements - Employee Retirement and Benefit Plans, would increase our pension expense. During Fiscal 2011, the value of the U.S. pension plan investments and the discount rate both decreased from Fiscal 2010. As a result, we recognized $27.5 million of pension expense in the fourth quarter of Fiscal 2011.
Businesses that we may acquire may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.
From time to time, we acquire companies or partial interests in companies to support and strengthen our business. We may not be able to realize all or a substantial portion of the anticipated benefits of acquisitions that we may consummate. Newly acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, acquired businesses may be adversely affected by the risks described in this Item 1A, or other risks, including as a result of factors of which we are not currently aware.
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
As of December 31, 2011, we had total debt of approximately $256.0 million. In June 2011, we entered into a term loan agreement (the “2011 Term Loan”) for $200.0 million with a maturity date of June 17, 2018. Under the 2011 Term Loan, we are required to repay $0.5 million of principal quarterly through March 2018, with the remaining principal balance due on the maturity date. The 2011 Term Loan generally accrues interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”), with a floor of 1.00%, plus 2.75% (see Note 12 of Notes to Consolidated Financial Statements). At December 31, 2011, the outstanding principal amount under the 2011 Term Loan was $199.0 million. In order to reduce our interest rate risk on a portion of the 2011 Term Loan, we entered into an interest rate cap agreement in July 2011, with respect to $120.0 million of the outstanding principal (see Note 12 of Notes to Consolidated Financial Statements). The interest rate cap limits the LIBOR portion of the interest rate to 1.00%, with respect to the portion of the 2011 Term Loan covered by the interest rate cap. With respect to the portion of the 2011 Term Loan not covered by the interest rate cap, our results of operations and cash flows may be adversely affected if three-month LIBOR increases beyond 1.00% through the maturity date of the 2011 Term Loan.

In August 2008, we entered into a revolving credit agreement (the “2008 Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, entered into a second revolving credit agreement (the “2008 Canadian Credit Agreement” and, together with the 2008 Credit Agreement, the “2008 Credit Agreements”), with lines of credit, initially totaling $300.0 million. During November 2011, we amended the 2008 Credit Agreements to, among other things, reduce the interest rate on amounts borrowed and fees incurred on available and unborrowed amounts and extend the maturity date from August 26, 2013 to November 8, 2016 (see Note 12 of Notes to Consolidated Financial Statements). At December 31, 2011, there were no outstanding loans under the 2008 Credit Agreements, although the balance of outstanding loans may increase from time to time in the future in order to meet our cash flow needs. Amounts borrowed under the 2008 Credit Agreements accrue interest at floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.
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
The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The 2011 Term Loan and the 2008 Credit Agreements each contain a number of significant restrictions and other covenants, including, with respect to the 2008 Credit Agreements, financial covenants (see Note 12 of Notes to Consolidated Financial Statements). In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.
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
At December 31, 2011, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $593.9 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets. See Note 1 of Notes to Consolidated Financial Statements — Long-Lived Assets and Note 4 of Notes to Consolidated Financial Statements with respect to a non-cash impairment charge relating to the Company’s license to operate the CK/Calvin Klein “bridge” business.
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
Management has concluded that our internal controls over financial reporting were effective as of December 31, 2011 and January 1, 2011. However, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal controls over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal controls and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

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
As of December 31, 2011, the Company owned or leased five primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased five international, warehousing and distribution facilities in Canada (one), Mexico (one), the Netherlands (two), and Argentina (one). Some of the Company’s warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities. Nine of the Company’s facilities are leased with terms expiring between 2012 and 2025, except for certain leases which operate on a month-to-month basis.
The Company leases sales offices in a number of major cities, including Los Angeles and New York in the U.S.; Rio Piedras, Puerto Rico; Buenos Aires, Argentina; Melbourne, Australia; Sao Paulo, Brazil; Copenhagen, Denmark; London, England; Madrid, Spain; Toronto, Canada; Paris, Aix en Provence, and Toulouse, France; Dusseldorf, Germany; Shanghai, Guangzhou and Beijing, China; Hong Kong; Seoul, Korea, Singapore City, Singapore; Taipei, Taiwan; Capetown, South Africa; Florence and Milan, Italy; Santiago, Chile; Amersfoort, Netherlands; Mexico City, Mexico; Lima, Peru; and Zurich, Switzerland. The sales office leases expire between 2012 and 2020 and are generally renewable at the Company’s option. As of December 31, 2011, the Company leased 1,757 retail store sites in the U.S., Canada, Mexico, Central and South America, Europe, Australia and Asia. The retail store leases expire between 2012 and 2023 and are generally renewable at the Company’s option.
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

Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). On February 13, 2012, Le Tribunal de Commerce de Paris dismissed the Palmers Suit and awarded the Company €100,000 in costs. The judgment is not enforceable until 90 days after its entry, pending the expiration of the appeal period. In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. At December 31, 2011, the Company recorded a reserve of approximately $3.9 million in connection with these matters. In addition, as of December 31, 2011, the Company had a loan receivable recorded in Other assets on the Company’s Consolidated Balance Sheets of $13.6 million from Palmers related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. The Company believes that its loan receivable from Palmers is valid and collectible.
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

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “WRC”. The table below sets forth the high and low sales prices of the Common Stock as reported on the New York Stock Exchange from January 3, 2010 through February 15, 2012:

	High	Low

2010
First Quarter	$48.63	$37.86
Second Quarter	$52.11	$34.97
Third Quarter	$52.11	$34.59
Fourth Quarter	$58.95	$48.76

2011
First Quarter	$59.15	$48.21
Second Quarter	$65.01	$47.14
Third Quarter	$57.91	$44.39
Fourth Quarter	$53.95	$40.08

2012
First Quarter (through February 15, 2012)	$60.50	$50.87
As of February 15, 2012, there were 15,215 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.
The last reported sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on February 15, 2012 was $58.82 per share.
In the event that available credit under the 2008 Credit Agreements, as amended, is less than 17.5% or the available credit is less than 35% but greater than or equal to 17.5% and the fixed charge coverage ratio is less than 1.1 to 1.0, the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on the Common Stock and to repurchase shares of the Common Stock. In addition, if an event of default, as defined in the 2011 Term Loan Agreement, has occurred and is continuing or if the consolidated interest coverage ratio, as defined in the 2011 Term Loan Agreement, for the Company’s most recent four fiscal quarters is less than 2.25 to 1.00, the 2011 Term Loan Agreement places restrictions on the payment of dividends and repurchases of shares of the Company’s Common Stock that are otherwise allowed to be paid or repurchased up to the cap set forth in the 2011 Term Loan Agreement. At December 31, 2011, the triggering events for restriction on the payment of dividends and repurchase of shares under the 2008 Credit Agreements and under the 2011 Term Loan had not been met. (See Note 12 of Notes to Consolidated Financial Statements).
Repurchases of Shares
During September 2011, the Company’s Board of Directors authorized a new multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200 million of the Company’s outstanding Common Stock. During Fiscal 2011, the Company repurchased 234,900 shares of Common Stock for a total cost of $11.3 million (based on an average of $48.22 per share) under the 2011 Share Repurchase Program. All repurchases of shares under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the ''2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s Common Stock. During Fiscal 2010, the Company repurchased 939,158 shares in the open market for a total cost of $47.4 million (based on an average of $50.45 per share) under the 2010 Share Repurchase Program. During Fiscal 2011, the Company purchased the remaining 4,060,842 shares of Common Stock available for repurchase under the 2010 Share Repurchase Program for a total of $205.8 million (based on an average of $50.68 per share). All repurchases of shares under the 2010 Share Repurchase Program were consistent with the terms of the Company’s applicable debt instruments.

In May 2007, the Company’s Board of Directors authorized a share repurchase program (the “2007 Share Repurchase Program”) for the repurchase of up to 3,000,000 shares of Common Stock. During Fiscal 2010, the Company repurchased the remaining 1,490,131 shares of Common Stock allowed to be repurchased under the 2007 Share Repurchase Program in the open market at a total cost of approximately $69 million (an average cost of $46.31 per share). At January 1, 2011, the Company had cumulatively purchased 3,000,000 shares of Common Stock in the open market at a total cost of approximately $106.9 million (an average cost of $35.64 per share) under the 2007 Share Repurchase Program.
In addition, an aggregate of 49,520 shares were repurchased during Fiscal 2011 (of which 5,957 shares were repurchased during the fourth quarter of Fiscal 2011 and are included in the table below), which reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2011 Share Repurchase Program, the 2010 Share Repurchase Program or the 2007 Share Repurchase Program.
Repurchased shares are held in treasury pending use for general corporate purposes.
The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter of 2011:

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar Value)
	Total Number	Average	Purchased as	of Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Plan	the Announced Program

October 2, 2011 - October 29, 2011	86	$45.32

October 30, 2011 - November 26, 2011	4,917	$49.38

November 27, 2011 - December 31, 2011	131,554	$48.49	130,600	$188,674,026

Item 6.	Selected Financial Data.
The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2011, Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2008, which had 53 weeks.
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

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in millions, except per share data)

Statement of operations data:
Net revenues	$2,513.4	$2,295.8	$2,019.6	$2,062.8	$1,819.6
Gross profit	1,100.9	1,020.0	864.3	920.8	749.7
Selling, general and administrative expenses	844.7	758.1	638.9	738.2	601.7
Amortization of intangible assets	48.0	11.5	11.0	9.4	13.2
Pension expense (income)	26.7	2.6	20.9	31.6	(8.8)

Operating income	181.5	247.8	193.5	141.4	143.7
Other (income) loss	0.6	6.2	1.9	1.9	(7.1)
Interest expense	16.3	14.5	23.9	29.5	37.7
Interest income	(3.4)	(2.8)	(1.2)	(3.1)	(3.8)
Income from continuing operations	132.3	147.8	102.2	51.0	86.9

Loss from discontinued operations, net of taxes	(4.8)	(9.2)	(6.2)	(3.8)	(7.8)

Net income attributable to Warnaco Group common shareholders	127.5	138.6	96.0	47.3	79.1
Dividends on Common Stock	—	—	—	—	—

Per share data:
Income from continuing operations

Basic	$3.07	$3.26	$2.22	$1.11	$1.90
Diluted	3.01	3.19	2.19	1.08	1.84
Loss from discontinued operations, net of taxes
Basic	(0.11)	(0.20)	(0.13)	(0.08)	(0.17)
Diluted	(0.11)	(0.20)	(0.14)	(0.08)	(0.17)

Net income
Basic	2.96	3.06	2.09	1.03	1.73
Diluted	2.90	2.99	2.05	1.00	1.67
Dividends declared	—	—	—	—	—

Shares used in computing earnings per share
Basic	42,425,750	44,701,643	45,433,874	45,351,336	44,908,028
Diluted	43,299,849	45,755,935	46,196,397	46,595,038	46,618,307

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in millions, except per share data)

Other data:
Cash flows from operating activities	$128.9	$224.2	$264.9	$125.9	$160.4
Cash flows from investing activities	(80.4)	(72.6)	(52.6)	(44.3)	(20.8)
Cash flows from financing activities	(6.2)	(283.1)	(40.9)	(120.7)	(121.7)
Depreciation and amortization	97.9	55.4	46.8	46.2	65.3
Capital expenditures	55.4	50.3	42.8	41.0	41.8

	December 31,	January 1,	January 2,	January 3,	December 29,
	2011	2011	2010	2009	2007
	(Dollars in millions, except per share data)

Balance sheet data:
Working capital	$612.6	$509.2	$560.2	$474.6	$588.0
Total assets	1,747.9	1,653.3	1,659.8	1,496.1	1,606.5
Long-term debt (a)	208.5	—	112.8	163.8	310.5
Stockholders’ equity	897.2	972.6	916.1	787.7	772.9

(a)	Does not include current maturities of long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s Common Stock. This Annual Report on Form 10-K, including the following discussion, except for the historical information contained herein, contains forward-looking statements that involve risks and uncertainties. See “Statement Regarding Forward-Looking Disclosure” and Item 1A. Risk Factors.
The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”), the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) and the period from January 4, 2009 to January 2, 2010 (“Fiscal 2009”) each contained 52 weeks of operations.
The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker, reviews the Company’s business. Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during Fiscal 2009 and Fiscal 2010 have been reclassified to Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to Fiscal 2011 presentation (see Note 5 of Notes to Consolidated Financial Statements). In addition, amounts associated with certain sourcing and design related expenses incurred in the U.S. (previously included in domestic Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group) during Fiscal 2009 and Fiscal 2010 have been reclassified to international Operating income (loss) - Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to Fiscal 2011 presentation. The revision of the operating income (loss) for each Group and Corporate/Other for Fiscal 2009 and Fiscal 2010 did not have any effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any period presented in this Annual Report on Form 10-K.
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
Overview
Introduction
The Company designs, sources, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through highly recognized brand names. The Company’s products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price, mass merchandisers and other stores, and to retail customers, through the Company’s owned full-price free standing retail stores, outlet stores, concession/shop-in-shop stores and the internet.
The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it continued to implement across its segments during Fiscal 2011:
•	Build and maintain powerful global brands. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction. The Company’s major brand is Calvin Klein, which generated 75.6% and 73.9% of the Company’s net revenues for Fiscal 2011 and Fiscal 2010, respectively.

•	Grow the Company’s retail business through a combination of new store openings and the selective acquisition of stores operated by distributors of the Company’s products. During Fiscal 2011, the Company increased the number of Calvin Klein retail stores in Europe, Asia and South America by 400 retail stores (consisting of 74 free-standing full price stores and 326 shop-in-shop/concession stores). As of December 31, 2011, the Company operated (i) 1,759 Calvin Klein retail stores worldwide (consisting of 381 free-standing stores (including 263 full price and 118 outlet stores), 1,376 shop-in-shop/concession stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store) and (ii) one Speedo® on-line store.

•	Retail net revenues represented 28.9% of the Company’s net revenues for Fiscal 2011 compared to 24.7% of the Company’s net revenues for Fiscal 2010.

•	On July 8, 2011, the Company acquired a controlling interest (51%) in the business of a distributor of its Calvin Klein products in India for cash consideration of approximately $20.4 million (see Note 2 of Notes to Consolidated Financial Statements).
•	The Company expects to continue to expand its retail business, particularly in Northern Europe, Asia and South America.
•	Leverage the Company’s international platform. The Company’s global design, sourcing, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. Net revenues from international operations represented 59.7% of the Company’s net revenues for Fiscal 2011 compared to 56.1% of the Company’s net revenues for Fiscal 2010. The Company believes that there are opportunities for continued growth in Europe, Asia and South America.
•	Manage heritage businesses for profitability. The Company’s heritage businesses include Chaps®, Warner’s, Olga (Core Intimates) and Speedo® brands. During Fiscal 2011 compared to Fiscal 2010, net revenues of heritage businesses, in total, increased $14.8 million, comprising increases in the Core Intimates ($12.6 million) and Speedo ($10.8 million) businesses and a decrease in net revenue in the Chaps business ($8.6 million). Operating income of Speedo and Core Intimates businesses increased $7.4 million and $1.5 million from Fiscal 2010 to Fiscal 2011, respectively, while operating income of Chaps products declined $8.8 million from Fiscal 2010 to Fiscal 2011. Operating income of heritage businesses includes an increase of $5.6 million of restructuring expense for Fiscal 2011 compared to Fiscal 2010.
Net Revenues
The Company’s net revenues increased $217.6 million, or 9.5%, to $2.5 billion for Fiscal 2011 compared to $2.3 billion for Fiscal 2010. The increase in net revenues was primarily due to:
(i)	the favorable effect of foreign currency fluctuations, which resulted in an increase in net revenues of $59.0 million for Fiscal 2011 compared to Fiscal 2010;

(ii)	the launch of the ck one product line of men’s and women’s jeanswear and underwear during the first and second quarters of Fiscal 2011, which benefited both the Sportswear Group and Intimate Apparel Group, and new product launches of Warner’s and Olga products during the second quarter of Fiscal 2011, which benefited the Intimate Apparel Group;

(iii)	the addition of 232,000 net square feet of retail space, bringing the total of the Company's retail space to 1,087,000 square feet worldwide (including space for both the Sportswear Group and the Intimate Apparel Group) through the opening of additional Calvin Klein international retail stores during Fiscal 2011 and the acquisition of retail stores in Taiwan during the first quarter of Fiscal 2011 and in India during the third quarter of Fiscal 2011;

(iv)	the results of operations of the business of the Company’s distributor of Calvin Klein products in Italy that was acquired during the fourth quarter of Fiscal 2010; and

(v)	an increase of 4.1% from comparable store sales during Fiscal 2011 ($450.4 million) compared to Fiscal 2010 ($432.6 million).
Operating Income
The Company’s operating income decreased $66.2 million, or 26.7%, to $181.5 million for Fiscal 2011 compared to $247.8 million for Fiscal 2010, reflecting declines in the Sportswear Group ($62.6 million) and in the Intimate Apparel Group ($1.2 million), and an increase in the level of operating loss from Corporate/other ($11.8 million), partially offset by an increase in the Swimwear Group ($9.4 million). Operating income includes restructuring charges and other exit costs of $60.9 million for Fiscal 2011 and $9.8 million for Fiscal 2010 (see Liquidity and Capital Resources — Restructuring and Note 4 of Notes to Consolidated Financial Statements).

During Fiscal 2011, certain of the Company’s businesses, particularly in the U.S., Asia and Europe, experienced an increase in product and freight costs, which have adversely affected the operating margins of the Company’s businesses. The Company expects that product costs will stabilize or decline during the year ending December 29, 2012. During Fiscal 2011, the Company was able to partially mitigate the cost increases in certain geographic markets by selectively increasing the selling prices of its goods, making early purchases of product and implementing other sourcing initiatives.
Foreign Currency Effects
The effects of fluctuations in foreign currencies are reflective of the following: (i) the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period); (ii) as relates to entities which purchase inventory in currencies other than that entity’s reporting currency, the effect on cost of goods sold for the current year period compared to the prior year period as a result of differences in the exchange rates in effect at the time the related inventory was purchased; and (iii) gains and losses recorded by the Company as a result of fluctuations in foreign currencies and related to the Company’s foreign currency hedge programs (see Note 17 of Notes to Consolidated Financial Statements).
As noted above, during Fiscal 2011 and Fiscal 2010, more than 50% of the Company’s net revenues were generated from foreign operations, a majority of which are conducted in countries whose functional currencies are the Euro, Korean won, Canadian dollar, Brazilian real, Mexican peso, Chinese yuan, Indian rupee and British pound.
For Fiscal 2011 compared to Fiscal 2010, net revenues were favorably affected, while operating income and income from continuing operations were each negatively affected, by fluctuations in certain foreign currencies: net revenues include an increase of $59.0 million, while operating income includes a decrease of $5.4 million (primarily reflective of an increase related to translation of operating results more than offset by transaction-based foreign exchange net losses) and income from continuing operations includes a decrease of $4.7 million, $0.12 per diluted share, due to such fluctuations.
Earnings per Share
On a U.S. generally accepted accounting principles (“GAAP”) basis, for Fiscal 2011 compared to Fiscal 2010, income from continuing operations per diluted share decreased 5.6% to $3.01 per diluted share (from $3.19 per diluted share). On a non-GAAP basis (excluding restructuring expense, pension expense and certain other items (see Non-GAAP Measures, below)), for Fiscal 2011 compared to Fiscal 2010, income from continuing operations per diluted share increased 10.9% to $3.96 per diluted share (from $3.57 per diluted share).
Balance Sheet
During November 2011, the Company amended its 2008 Credit Agreements to, among other things, reduce the interest rate on amounts borrowed and fees incurred on available and unborrowed amounts and extend the maturity date from August 26, 2013 to November 8, 2016. See Note 12 of Notes to Consolidated Financial Statements.
On June 17, 2011, the Company entered into a $200 million senior secured term loan facility, maturing on June 17, 2018 (see Note 12 of Notes to Consolidated Financial Statements). At December 31, 2011, the Company’s balance sheet included cash and cash equivalents of $232.5 million and total debt of $256.0 million.
During Fiscal 2011, the Company repurchased the remaining 4,060,842 shares of Common Stock under the 2010 Share Repurchase Program for $205.8 million (based on an average of $50.68 per share). See Part II. Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
During September 2011, the Company’s Board of Directors approved the 2011 Share Repurchase Program for up to $200 million of the Company’s outstanding Common Stock. During Fiscal 2011, the Company repurchased 234,900 shares under the 2011 Share Repurchase Program for $11.3 million (based on an average of $48.22 per share).

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

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Dollars in thousands, except per share amounts)
Operating income, as reported (GAAP)	$181,545	$247,811	$193,535
Restructuring and other exit costs (a)	60,939	9,809	12,126
Pension (b)	26,744	2,550	20,873
Brazil acquisition adjustment (c)	—	1,521	—
State franchise taxes and other (d)	—	1,000	1,095

Operating income, as adjusted (non-GAAP)	$269,228	$262,691	$227,629

Income from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$132,252	$147,798	$102,225
Restructuring and other exit costs, net of income tax (a)	44,524	7,273	8,620
Pension, net of income tax (b)	16,358	1,572	12,524
Brazil acquisition adjustment, net of income tax (c)	—	1,004	—
State franchise taxes and other, net of income tax (d)	—	630	657
Costs related to the redemption of debt, net of taxation (e)	—	2,368	—
Taxation (f)	(19,012)	4,877	7,717

Income from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$174,122	$165,522	$131,743

Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$3.01	$3.19	$2.19
Restructuring and other exit costs, net of income tax (a)	1.01	0.16	0.18
Pension, net of income tax (b)	0.37	0.03	0.27
Brazil acquisition adjustment, net of income tax (c)	—	0.02	—
State franchise taxes and other, net of income tax (d)	—	0.01	0.01
Costs related to the redemption of debt, net of taxation (e)	—	0.05	—
Taxation (f)	(0.43)	0.11	0.17

Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$3.96	$3.57	$2.82

a)	For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders, and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of restructuring charges and other exit costs. Restructuring charges include, among other items, non-cash charges of $40,020 and $1,621 for Fiscal 2011 and Fiscal 2010, respectively. (See Note 4 of Notes to Consolidated Financial Statements). The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or other exit costs.

b)	For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders, and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of pension expense. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred the pension expense.

c)	This adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders, and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, without the effects of an additional charge related to an adjustment to the contingent consideration to be paid for the business acquired in Brazil in 2009 as shown in the table above for Fiscal 2010. The income tax rate used to compute the income tax effect related to this adjustment corresponds to the local statutory tax rate in Brazil.

d)	This adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders, and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, excluding a charge as shown in the table above for certain franchise taxes recorded during Fiscal 2010 related to the correction of amounts recorded in prior periods. The amount was not material to any prior period. The income tax rates used to compute the income tax effect related to the above-mentioned charge for franchise taxes correspond to the statutory tax rates in the United States.

e)	This adjustment seeks to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effect of a charge of $3,747 ($2,368 after tax) as shown in the table above related to the repurchase of a portion of its Senior Notes during Fiscal 2010. The income tax rates used to compute the income tax effect related to this adjustment correspond to the statutory tax rates in the United States.

f)	For Fiscal 2011, this adjustment seeks to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of certain discrete items or changes in estimates in prior period tax provisions as follows:
•	a $10,900 tax benefit recorded during the Fiscal 2011 associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as result of receiving a favorable ruling from that country’s taxing authority during the second quarter of 2011;

•	a $7,300 tax benefit recorded during Fiscal 2011 related to the reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions; and
•	an $812 net tax benefit, recorded during Fiscal 2011 comprised of changes in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company’s tax returns during 2011 and adjustments for other discrete items. The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company’s core business activities.
For Fiscal 2010, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without effects of certain tax adjustments related to errors or changes in estimates in prior period tax provisions (approximately $2,300) and adjustments for certain other discrete tax items (approximately $2,600). The adjustment related to prior period errors or estimate changes includes, among other items, a charge of approximately $2,300 recorded during Fiscal 2010 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction. This error was not material to any prior period. The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations, and 3) other adjustments not considered part of the Company’s core business activities.
For Fiscal 2009, this adjustment seeks to present income from continuing operations and diluted earnings per share from continuing operations without the effects of certain tax adjustments related to changes in estimates or errors in prior period tax provisions (approximately $2,300), adjustments for certain other discrete tax items (approximately $1,700) and an adjustment for the amount recorded to correct for an error in the Company’s 2006 income tax provision associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003 (approximately $3,600). The adjustments for other discrete items reflect the federal, state and foreign tax effects related to: 1) the effect of changes in tax laws (in 2009) related to the opening balances for deferred tax assets and liabilities; 2) direct and indirect income taxes associated with legal entity reorganizations and restructurings; 3) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations: and 4) other adjustments not considered part of the Company’s core business activities
The Company believes it is valuable for users of its financial statements to be made aware of the non-GAAP financial information, as such measures are used by management to evaluate the operating performance of the Company’s continuing businesses on a comparable basis and to make operating and strategic decisions. Such non-GAAP measures will also enhance users’ ability to analyze trends in the Company’s business. In addition, the Company uses performance targets based on non-GAAP operating income and diluted earnings per share as a component of the measurement of incentive compensation.
Furthermore, Warnaco Group is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by the Company from translating its foreign revenues into U.S. dollars. These rate fluctuations can have a significant effect on reported net revenues. As a supplement to its reported net revenues, the Company presents net revenues on a constant currency basis, which is a non-GAAP financial measure. The Company uses constant currency information to provide a framework to assess net revenue performance excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparisons of net revenues and better identify trends in the Company’s businesses.
To calculate the increase in segment revenues on a constant currency basis, net revenues for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
These constant currency net revenues should be viewed in addition to, and not in isolation from, or as a substitute to, the Company’s net revenues calculated in accordance with GAAP. The constant currency information presented in the following table for net revenues may not be comparable to similarly titled measures reported by other companies.

NET REVENUES ON A CONSTANT CURRENCY BASIS
(Dollars in thousands)

	Fiscal 2011
	GAAP	Impact of Foreign	Non-GAAP
	As Reported	Currency Exchange	Constant Currency
By Segment:
Sportswear Group	$1,305,769	$34,796	$1,270,973
Intimate Apparel Group	932,131	21,228	910,903
Swimwear Group	275,488	2,999	272,489

Net revenues	$2,513,388	$59,023	$2,454,365

By Region:
United States	$1,013,239	$—	$1,013,239
Europe	628,094	28,248	599,846
Asia	499,499	18,197	481,302
Mexico, Central and South America	240,262	7,132	233,130
Canada	132,294	5,446	126,848

Total	$2,513,388	$59,023	$2,454,365

Discussion of Critical Accounting Policies
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition, accounts receivable, inventories, long-lived assets, goodwill and other intangible assets, income taxes, pension plans and stock-based compensation. In applying such policies, management must record income and expense amounts and assets and liabilities at the date of the consolidated financial statements that are based upon informed judgments and best estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Because of the uncertainty inherent in these estimates, including uncertainty due to current economic trends and conditions, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company evaluates its assumptions and estimates on an ongoing basis. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.
Revenue Recognition The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of sales to the end customer, forecasts of demand for its products and general economic and retail forecasts. The Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Amounts received by the Company from the licensing or sub-licensing of certain trademarks are initially recorded as deferred revenue on the Consolidated Balance Sheets and are recognized as revenue on a straight-line basis over the term of the licensing or sub-licensing agreement when the underlying royalties are earned.
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
The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue, profitability and cash flows of the business unit utilizing such assets and the expected future life of such assets. In the case of reacquired rights intangible assets, the fair value is determined based on the period over which the reacquired rights would have extended. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates. Adjustments to the preliminary estimates of fair value that are made within one year of an acquisition date are recorded as adjustments to goodwill. Subsequent adjustments are recorded in earnings in the period of the adjustment.
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
During the fourth quarters of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company conducted its annual evaluation of its finite-lived intangible assets and the long-lived assets of its retail stores for impairment. For Fiscal 2011, the Company recorded an impairment charge of $35,225 as part of its restructuring and other exit costs within amortization of intangible assets (see Note 4 — Restructuring Expense and Other Exit Costs and Note 10 — Intangible Assets and Goodwill of Notes to Consolidated Financial Statements) in connection with its CK/Calvin Klein bridge business. No impairment charges were recorded related to the Company’s finite-lived intangible assets for Fiscal 2010 or Fiscal 2009. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company determined that the long-lived assets of 27, 10 and 2 retail stores, respectively, were impaired, based on the valuation methods described above. The Company recorded impairment charges of $6.0 million, $1.9 million and $0.2 million respectively, within selling, general and administrative expense .The portion of those impairment charges related to stores which management has either closed or expects to close was $5.5 million, $1.6 million and $0.2 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and was recorded as restructuring and other exit costs within selling, general and administrative expense (see Note 4 of Notes to Consolidated Financial Statements — Restructuring Expense and Other Exit Costs). The fair values thus determined are categorized as level 3 (significant unobservable inputs) within the fair value hierarchy (see Note 16 of Notes to Consolidated Financial Statements).

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
Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 31, 2011, the Company’s reporting units for purposes of applying the goodwill impairment test were: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units) and Calvin Klein Underwear, both of which were one reporting level below the Intimate Apparel Group operating segment; Calvin Klein Jeans and Chaps®, both of which were one reporting level below the Sportswear Group operating segment and Swimwear, comprising the Swimwear Group operating segment. In connection with a business combination, goodwill is assigned to a reporting unit based upon the proportion of projected net sales of the products in each reporting unit of the acquired entity.
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
During the fourth quarters of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as the weighted average of both an income approach, based on discounted cash flows using the Company’s weighted average cost of capital of 15.0% (Fiscal 2011), 14.5% (Fiscal 2010) or 15.0% (Fiscal 2009), and a market approach, using inputs from a group of peer companies. The Company did not identify any reporting units that failed or were at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) during Fiscal 2011, Fiscal 2010 or Fiscal 2009.
Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. The estimates and assumptions used in the determination of the fair value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, no impairment charges were recorded related to the Company’s indefinite-lived intangible assets.

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
Pension Plans The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who completed service prior to January 1, 2003 (the “Pension Plan”). The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s Investors Services) or Standard & Poor’s which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The Company believes that a discount rate of 5.20% for Fiscal 2011 reasonably reflects current market conditions and the characteristics of the Pension Plan. The discount rate for Fiscal 2011 represents a decrease from the discount rates for Fiscal 2010 (5.8%) and Fiscal 2009 (6.1%), in line with the general decline in interest rates over that period. All other factors being equal, an increase or decrease of 1% in the discount rate would have resulted in an increase/decrease of approximately $17.6 million in pension expense for Fiscal 2011.
The Company’s estimated long-term rate of return on Pension Plan assets for Fiscal 2011 (used to determine estimated pension expense for interim periods in the year ending December 29, 2012) is 7.0%, which is based upon (i) the actual net returns realized by the Pension Plan’s assets from September 2002 to December 31, 2011 and (ii) the return expected to be earned in the future, based on a model that incorporates long-term capital market return expectations, weighted to reflect a managed portfolio that includes the targeted mix of Pension Plan assets. Such estimated future rate of return is reduced to reflect administrative expenses that are associated with providing plan benefits that are expected to be paid by the Pension Plan. All other factors being equal, a 1% increase/decrease in the actual return earned on Pension Plan assets would have resulted in a decrease/increase of approximately $1.2 million in pension expense for Fiscal 2011.
The investments of the Pension Plan, consisting of equity and fixed income securities, are stated at fair value based upon quoted market prices or other observable inputs, if available. The Pension Plan also invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value based on the net asset valuations as reported by each fund’s administrators to the Pension Plan trustee. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total (see Note 7 of Notes to Consolidated Financial Statements for more information regarding valuation of the Pension Plan’s investments).
Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in actuarial assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (“Accelerated Method”) to account for its defined benefit pension plans. The projected asset return rate for Fiscal 2011 was 7%, which will be used to determine estimated pension expense for interim periods in the year ending December 29, 2012. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.
The Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate from one fiscal year to the next) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations. The Company recognizes the funded status of its pension and other post-retirement benefit plans in the statement of financial position.
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the U.S. Internal Revenue Code of 1986, as amended and the Pension Protection Act of 2006 (the “PPA”). The Company, in consultation with its actuary, must calculate the minimum required contribution for the current and future years based upon costs, liabilities and participant data of the Pension Plan as well as actuarial assumptions, including discount rates and mortality tables. The Company’s cash contribution to the Pension Plan during Fiscal 2011 was $9.4 million and is expected to be approximately $20.6 million in the fiscal year ending December 29, 2012. See Note 7 of Notes to Consolidated Financial Statements.
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
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of its stock price, based upon daily quoted market prices of Common Stock on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.

•	Expected option life is the period of time from the grant date to the date on which an option is expected to be exercised. The Company used historical data to calculate expected option life (which yielded an expected life of 4.1 years, 4.2 years and 3.72 years for options granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively). A shorter expected term would result in a lower compensation expense.

•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was equal to the quoted yield for U.S. treasury bonds as of the date of grant.
Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis (see below for additional factors related to recognition of compensation expense). The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data of awards that were cancelled prior to vesting. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

On an annual basis, beginning in March 2010, share-based compensation awards granted to certain of the Company’s executives under the 2005 Stock Incentive Plan included performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards of the types that had been granted in previous periods. See Note 13 of Notes to Consolidated Financial Statements. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s Common Stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of the fiscal year of grant to the end of the fiscal year that is three years later (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.
The Company records stock-based compensation expense related to the Performance Awards ratably over the requisite service period based on the greater of the estimated expense calculated under the performance condition or the grant date fair value calculated under the market condition. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Under the performance condition, the estimated expense is based on the grant date fair value (the closing price of the Company’s Common Stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($3.2 million for the March 2011 Performance Awards and $2.4 million for the March 2010 Performance Awards) is based upon a Monte Carlo simulation model, which encompasses TSR’s during the Measurement Period, including both the period from the beginning of the fiscal year of grant to the grant date for which actual TSR’s are calculated, and the period from the grant date to the end of the Measurement Period (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
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
In addition, beginning in March 2010, for certain employee stock-based compensation awards, the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement-Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during Fiscal 2010 of approximately $8.1 million, from Fiscal 2009, is primarily related to the Retirement Eligibility feature described above.
Acquisitions
See Note 2 of Notes to Consolidated Financial Statements.
Dispositions and Discontinued Operations
See Note 3 of Notes to Consolidated Financial Statements

Results of Operations
Statement of Operations (Selected Data)
The following tables summarize the historical results of operations of the Company for Fiscal 2011, Fiscal 2010 and Fiscal 2009. The results of the Company’s discontinued operations are included in “Loss from discontinued operations, net of taxes” for all periods presented.

	Fiscal	% of Net	Fiscal	% of Net	Fiscal	% of Net
	2011	Revenues	2010	Revenues	2009	Revenues
	(in thousands of dollars)
Net revenues	$2,513,388	100.0%	$2,295,751	100.0%	$2,019,625	100.0%
Cost of goods sold	1,412,446	56.2%	1,275,788	55.6%	1,155,278	57.2%

Gross profit	1,100,942	43.8%	1,019,963	44.4%	864,347	42.8%
Selling, general and administrative expenses	844,696	33.6%	758,053	33.0%	638,907	31.6%
Amortization of intangible assets	47,957	1.9%	11,549	0.5%	11,032	0.5%
Pension expense	26,744	1.1%	2,550	0.1%	20,873	1.0%

Operating income	181,545	7.2%	247,811	10.8%	193,535	9.6%
Other loss	631		6,238		1,889
Interest expense	16,274		14,483		23,897
Interest income	(3,361)		(2,815)		(1,248)

Income from continuing operations before provision for income taxes and noncontrolling interest	168,001		229,905		168,997
Provision for income taxes	36,006		82,107		64,272

Income from continuing operations before noncontrolling interest	131,995		147,798		104,725
Loss from discontinued operations, net of taxes	(4,802)		(9,217)		(6,227)

Net income	127,193		138,581		98,498
Less: Net income (loss) attributable to the noncontrolling interest	(257)		—		2,500

Net income attributable to Warnaco Group, Inc.	$127,450		$138,581		$95,998

Amounts attributable to Warnaco Group Inc.:
Net income from continuing operations, net of tax	$132,252		$147,798		$102,225
Discontinued operations, net of tax	(4,802)		(9,217)		(6,227)

Net income	$127,450		$138,581		$95,998

Comparison of Fiscal 2011 to Fiscal 2010
Net Revenues
For Fiscal 2011 compared to Fiscal 2010, respectively, net revenues increased across all Groups (segments) and within each segment the amount of net revenues increased from both wholesale and retail channels of distribution, except for a decline in net revenues for Fiscal 2011 in the wholesale channel of the Sportswear Group. In addition, the Company experienced an increase in net revenues in the U.S., Asia, Europe, in Mexico and Central and South America and in Canada for Fiscal 2011 relative to Fiscal 2010. This information is presented in the following tables:
Net revenues by segment were as follows:

					Constant
			Increase	%	$ %
	Fiscal 2011	Fiscal 2010	(Decrease)	Change	Change
	(in thousands of dollars)
Sportswear Group	$1,305,769	$1,204,065	$101,704	8.4%	5.6%
Intimate Apparel Group	932,131	834,010	98,121	11.8%	9.2%
Swimwear Group	275,488	257,676	17,812	6.9%	5.7%

Net revenues	$2,513,388	$2,295,751	$217,637	9.5%	6.9%

Net revenues by channel of distribution were as follows:

	Fiscal 2011	Fiscal 2010
United States — wholesale
Department stores and independent retailers	8%	10%
Specialty stores	7%	7%
Chain stores	7%	7%
Mass merchandisers	2%	2%
Membership clubs	5%	6%
Off price and other	11%	11%

Total United States — wholesale	40%	43%
International — wholesale	31%	32%
Retail (a)	29%	25%

Net revenues — consolidated	100%	100%

(a)	for Fiscal 2011 and Fiscal 2010, 98.3% and 97.5%, respectively, of retail net revenues were derived from the Company’s international operations.
Net revenues by geography were as follows:

	Net Revenues
					Constant $
			Increase /		% Change
	Fiscal 2011	Fiscal 2010	(Decrease)	% Change	(a)
	(in thousands of dollars)
United States	$1,013,239	$1,008,167	$5,072	0.5%	0.5%
Europe	628,094	576,644	51,450	8.9%	4.0%
Asia	499,499	391,264	108,235	27.7%	23.0%
Mexico, Central and South America	240,262	188,217	52,045	27.7%	23.9%
Canada	132,294	131,459	835	0.6%	-3.5%

	$2,513,388	$2,295,751	$217,637	9.5%	6.9%

(a)	constant dollar percentage change is a non-GAAP measure. See Non-GAAP Measures, above.

	Net Revenues
			Increase /
	Fiscal 2011	Fiscal 2010	(Decrease)	% Change
	(in thousands of dollars)
Wholesale	$1,786,942	$1,729,077	$57,865	3.3%
Retail	726,446	566,674	159,772	28.2%

Total	$2,513,388	$2,295,751	$217,637	9.5%

The number of retail stores operated by the Company at December 31, 2011 and January 1, 2011 was as follows:

	December 31, 2011				January 1, 2011
Segments / Brands	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total

Sportswear-Calvin Klein Jeans
Number of Owned Full Price Stores	80	54	20	154	46	41	16	103
Number of Owned Outlet Stores	11	45	1	57	10	42	1	53
Number of Concession / Shop-in-shop Stores	281	117	—	398	219	87	—	306

Total Number of Stores	372	216	21	609	275	170	17	462

Intimate Apparel-Calvin Klein Underwear
Number of Owned Full Price Stores	50	26	33	109	39	16	31	86
Number of Owned Outlet Stores	8	41	12	61	6	41	18	65
Number of Concession / Shop-in-shop Stores	258	467	62	787	176	390	—	566

Total Number of Stores	316	534	107	957	221	447	49	717

Swimwear-Calvin Klein Swimwear
Number of Owned Full Price Stores	—	—	—	—	—	—	—	—
Number of Owned Outlet Stores	—	—	—	—	—	—	—	—
Number of Concession / Shop-in-shop Stores	—	191	—	191	—	178	—	178

Total Number of Stores	—	191	—	191	—	178	—	178

Total Company*
Number of Owned Full Price Stores	130	80	53	263	85	57	47	189
Number of Owned Outlet Stores	19	86	13	118	16	83	19	118
Number of Concession / Shop-in-shop Stores	539	775	62	1,376	395	655	—	1,050

Total Number of Stores	688	941	128	1,757	496	795	66	1,357

Total Square Footage (thousands)	449.2	516.4	121.4	1087.0	281.4	450.8	123.1	855.3

*	In addition to the stores above, the Company operated one Calvin Klein Jeans on-line store, one Calvin Klein Underwear on- line store and one Speedo on-line store as of December 31, 2011 and January 1, 2011.
The effect of fluctuations in foreign currency exchange rates on net revenues was an increase of $59.0 million for Fiscal 2011 compared to Fiscal 2010. See Overview, above.
During Fiscal 2011, the Company’s top five customers accounted for $548.6 million (21.8% of Company net revenue) as compared to $490.3 million (21.4% of Company net revenue) for Fiscal 2010. During Fiscal 2011 and Fiscal 2010, no one customer accounted for 10% or more of the Company’s net revenues.
Sportswear Group
Sportswear Group net revenues were as follows:

			Increase	%
	Fiscal 2011	Fiscal 2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Jeans	$684,009	$684,036	$(27)	0.0%
Chaps	199,536	208,132	(8,596)	-4.1%

Sportswear wholesale	883,545	892,168	(8,623)	-1.0%

Sportswear retail	422,224	311,897	110,327	35.4%

Sportswear Group (a)	$1,305,769	$1,204,065	$101,704	8.4%

(a)	Includes net revenues of $151.8 million and $131.5 million for Fiscal 2011 and Fiscal 2010, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America. Those amounts include net revenues of Calvin Klein “bridge” accessories in Europe of $59.1 million and $49.0 million for Fiscal 2011 and Fiscal 2010, respectively. See Note 4 of Notes to Consolidated Financial Statements — Restructuring and Other Exit Costs for a discussion of the Company’s and CKI’s intention for the Company to discontinue operation of the “bridge” business.
Fiscal 2011 compared to Fiscal 2010
Sportswear Group net revenues increased $101.7 million to $1.3 billion for Fiscal 2011 from $1.2 billion for Fiscal 2010. Sportswear Group net revenues from international operations increased $136.1 million and from domestic operations decreased $34.4 million. The increase in international net revenues includes a $34.8 million increase due to the favorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans increased $110.3 million overall. Wholesale sales of Calvin Klein Jeans were substantially unchanged (including an increase of $23.3 million from international operations, offset by a $23.3 million decline in the U.S.). The increase in international wholesale net revenues was primarily driven by increases of $30.0 million in Mexico and Central and South America and $12.0 million in Asia, partially offset by a decrease of $19.4 million in Europe and was primarily due (in constant currency) to the following:
(i)	an increase in sales in Mexico and Central and South America to department and specialty stores, including new customers, an increase in new product offerings and increased sales among existing customers; and
(ii)	a net increase in Asia primarily due to (a) the expansion of the distribution network in the People’s Republic of China, partially offset by (b) a decline in sales in other regions of Asia and (c) the conversion of the Company’s wholesale businesses in the People’s Republic of China and Singapore (in the second quarter of Fiscal 2010), Taiwan (January 2011) and India (July 2011) to retail businesses as a result of the acquisition of distributors’ businesses in those regions.
Those increases were partially offset by:
(iii)	a decrease in Europe primarily due to decreased sales of Calvin Klein Jeans and accessories to department, specialty and independent stores and distributors and to the off-price channel, due in part to the conversion of a portion of the Company’s wholesale businesses in Italy to retail businesses, as a result of the acquisition of the Company’s Italian distributor of Calvin Klein products in the fourth quarter of Fiscal 2010. In addition, the Company believes that deteriorating macro-economic conditions, particularly in southern Europe combined with a less than favorable reception of the Company’s product offerings at retail negatively impacted net revenues.
The decrease in the U.S. was primarily due to decreased sales to department stores and membership clubs, which is reflective of continuing weakness in the Company’s business. That decrease was partially offset by an increase in sales to customers in the off-price channel.
Net revenues from Calvin Klein Jeans retail sales increased $110.3 million (including increases of $57.2 million in Asia, $45.9 million in Europe and $8.5 million in Mexico, Central and South America). The increase in retail net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and new stores acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy during the fourth quarter of Fiscal 2010), coupled with a 3.6% increase in comparable store sales ($242.0 million for Fiscal 2011 and $233.7 million for Fiscal 2010).
Net revenues from Chaps decreased $8.6 million. The decrease primarily reflects (i) a decrease of $10.3 million in the U.S. primarily due to a decrease in sales to the off-price channel and an increase in the level of customer allowances, especially to chain stores, partially offset by (ii) increased sales to department stores. The decrease in the U.S. was partially offset by an increase in net revenues in Mexico of $1.9 million due primarily to increased sales among existing department store and membership club customers.
Intimate Apparel Group
Intimate Apparel Group net revenues were as follows:

			Increase	%
	Fiscal 2011	Fiscal 2010	(Decrease)	Change
	(in thousands of dollars)
Calvin Klein Underwear	$469,413	$431,706	$37,707	8.7%
Core Intimates	176,860	164,212	12,648	7.7%

Intimate Apparel wholesale	646,273	595,918	50,355	8.4%
Calvin Klein Underwear retail	285,858	238,092	47,766	20.1%

Intimate Apparel Group	$932,131	$834,010	$98,121	11.8%

Fiscal 2011 compared to Fiscal 2010
Intimate Apparel Group net revenues increased $98.1 million to $932.1 million for Fiscal 2011 from $834.0 million for Fiscal 2010. Intimate Apparel Group net revenues from international operations increased $69.8 million and from domestic operations increased $28.3 million. The increase in international net revenues includes a $21.2 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear increased $85.5 million overall and reflects the successful global launch of the ck one product line of Calvin Klein underwear for men and women during the first quarter of Fiscal 2011. Calvin Klein Underwear wholesale sales increased $37.7 million, reflecting increases of $21.4 million from international operations and an increase of $16.3 million in the U.S. The increase in international wholesale net revenue was primarily driven by increases of $7.9 million in Europe, $6.9 million in Mexico and Central and South America and $6.3 million in Asia and was primarily due (in constant currency) to the following:
(i)	in Europe, primarily due to increased sales to customers in department stores and independent stores, including new launches of women’s products, partially offset by an increase in customer allowances. In addition, the Company believes that deteriorating macro-economic conditions in southern Europe negatively impacted net revenues;
(ii)	in Mexico and Central and South America, primarily due to increased sales to department stores and specialty stores, including an increase in new product offerings and increased sales among existing customers, and an increase in sales to distributors; and
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
The increase in the U.S. was primarily due to increased sales volume of men’s products in the department store, off-price, specialty and outlet channels and increased sales volume of women’s products in membership clubs, partially offset by a decrease in sales volume of women’s products in department stores and by an increase in customer allowances.
Net revenues from Calvin Klein Underwear retail sales increased $47.8 million (primarily related to increases of $32.5 million in Asia and $13.3 million in Europe). The increase in net revenues was primarily due (in constant currency) to the addition of new stores opened by the Company and acquired by the Company (including stores acquired in Taiwan during the first quarter of Fiscal 2011, in India during the third quarter of Fiscal 2011 and in Italy during the fourth quarters of Fiscal 2010) and to a 4.6% increase in comparable store sales ($200.6 million for Fiscal 2011 and $191.7 million for Fiscal 2010).
Net revenues from Core Intimates increased $12.6 million. The increase primarily reflects an increase in sales in the U.S. primarily due to a larger volume of new product launches during Fiscal 2011 than in Fiscal 2010 as well as higher sales volumes in membership clubs, chain stores and the off-price channel. In addition, in Mexico, sales of Core Intimates increased to department stores and membership clubs, including as a result of the introduction of new products.
Swimwear Group
Swimwear Group net revenues were as follows:

			Increase	%
	Fiscal 2011	Fiscal 2010	(Decrease)	Change
	(in thousands of dollars)
Speedo	$229,270	$217,499	$11,771	5.4%
Calvin Klein	27,854	23,492	4,362	18.6%

Swimwear wholesale	257,124	240,991	16,133	6.7%
Swimwear retail (a)	18,364	16,685	1,679	10.1%

Swimwear Group	$275,488	$257,676	$17,812	6.9%

(a)	includes $10.0 million and $7.4 million for Fiscal 2011 and Fiscal 2010, respectively, related to Calvin Klein retail swimwear.
Fiscal 2011 compared to Fiscal 2010
Swimwear Group net revenues increased $17.8 million to $275.5 million for Fiscal 2011 from $257.7 million for Fiscal 2010. Swimwear Group net revenues from international operations increased $6.7 million and from domestic operations increased $11.1 million. The increase in international net revenues includes a $3.0 million increase due to the favorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Speedo wholesale increased $11.8 million, which primarily represented an increase of $11.1 million in the U.S., primarily due to increased sales to membership clubs, mass merchandisers and specialty stores and discounters, partially offset by an increase in customer allowances.
Net revenues from Calvin Klein swimwear wholesale increased $4.4 million, primarily due to increased sales, in Europe to the off-price channel, in Mexico and Central and South America to specialty stores and distributors, and in the U.S., to membership clubs and department stores, partially offset by lower sales volume to discounters.
The $1.6 million increase in net revenues from Swimwear retail included a 7.4% increase in comparable store sales ($7.7 million for Fiscal 2011 and $7.2 million for Fiscal 2010).
Gross Profit
Gross profit was as follows:

		% of Brand		% of Brand
	Fiscal 2011	Net Revenues	Fiscal 2010	Net Revenues
	(in thousands of dollars)
Sportswear Group	$557,284	42.7%	$516,080	42.9%
Intimate Apparel Group	443,305	47.6%	416,700	50.0%
Swimwear Group	100,353	36.4%	87,183	33.8%

Total gross profit	$1,100,942	43.8%	$1,019,963	44.4%

Fiscal 2011 compared to Fiscal 2010
Gross profit was $1.10 billion, or 43.8% of net revenues, for Fiscal 2011 compared to $1.02 billion, or 44.4% of net revenues, for Fiscal 2010. The $81.0 million (8.0%) increase in gross profit was primarily related to growth in the Company’s retail businesses and increases in the Company’s wholesale businesses in Asia and Mexico, Central and South America, partially offset by declines in the domestic and European Sportswear and Intimate Apparel wholesale businesses. During Fiscal 2011, certain of the Company’s businesses, particularly in the U.S., Asia and Europe, experienced an increase in product and freight costs which negatively affected gross margins. The Company was able to partially mitigate the cost increases in certain Asian markets by selectively increasing the selling prices of its goods. Gross profit for Fiscal 2011 includes an increase of $22.7 million due to the favorable effects of foreign currency fluctuations.
Sportswear Group gross profit increased $41.2 million, and gross margin decreased 20 basis points, for Fiscal 2011 compared to Fiscal 2010, reflecting a $73.0 million increase in international operations, partially offset by a $31.8 million decrease in the domestic business. The increase in international operations primarily reflects increases in the Company’s businesses in Asia and Mexico, Central and South America (primarily reflective of the Company’s expansion initiatives in these regions), partially offset by declines in Europe which declines are primarily reflective of an unfavorable wholesale sales mix, an increase in promotional discounts and an increase in product costs. The acquisition and conversion of wholesale businesses to retail businesses in Fiscal 2010 and Fiscal 2011 also contributed to the increase in international gross profit. The decrease in the domestic business primarily reflects a reduction in both Calvin Klein jeans and Chaps net revenues coupled with an increase in product costs, an unfavorable sales mix and an increase in the level of customer allowances.
Intimate Apparel Group gross profit increased $26.6 million and gross margin decreased 240 basis points for Fiscal 2011 compared to Fiscal 2010, reflecting a $28.8 million increase in international operations, partially offset by a $2.2 million decrease in the domestic business. The decline in gross margin primarily reflects (i) an unfavorable sales mix in the U.S. and European businesses; (ii) an increase in product costs and an increase in customer allowances in the Company’s businesses in the U.S., Europe and Mexico, Central and South America; partially offset by (iii) the effect of a favorable sales mix in Asia and in Mexico and Central and South America.

Swimwear Group gross profit increased $13.2 million and gross margin increased 260 basis points for Fiscal 2011 compared to Fiscal 2010, reflecting a $10.1 million increase in the domestic business and a $3.1 million increase in international operations. The increase in gross profit and gross margin primarily reflects an increase in Speedo net revenues, lower production costs, and a favorable product mix.
Selling, General and Administrative Expenses

		% of Brand		% of Brand
	Fiscal 2011	Net Revenues	Fiscal 2010	Net Revenues
	(in thousands of dollars)
Sportswear Group	$430,173	32.9%	$362,464	30.1%
Intimate Apparel Group	307,394	33.0%	280,897	33.7%
Swimwear Group	72,280	26.2%	68,483	26.6%
Corporate	34,849	na	46,209	na

Total SG&A	$844,696	33.6%	$758,053	33.0%

Fiscal 2011 compared to Fiscal 2010
Selling, General and Administrative (“SG&A”) expenses increased $86.6 million to $844.7 million (33.6% of net revenues) for Fiscal 2011 compared to $758.0 million (33.0% of net revenues) for Fiscal 2010. SG&A for Fiscal 2011 includes an increase of $28.1 million due to the unfavorable effects of foreign currency fluctuations, including a total of $7.7 million of additional expense due to foreign exchange losses noted below in administrative expenses for the Sportswear Group, the Intimate Apparel Group and for Corporate activities.
The $67.7 million increase in Sportswear Group SG&A for Fiscal 2011 compared to Fiscal 2010 includes:
(i)	an increase of $56.1 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia and in Mexico and Central and South America, partially offset by the elimination of duplicative costs in Fiscal 2011 through the consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	an increase of $2.6 million in marketing expenses, primarily related to a contractual increase in advertising costs due to increased sales; and
(iii)	an increase in administrative expenses of $9.0 million, primarily related to an increase in restructuring charges of $8.0 million (see Note 4 of Notes to Consolidated Financial Statements), additional expense due to foreign exchange losses ($4.3 million) and other general administrative expenses ($1.9 million), partially offset by decreases in employee compensation ($3.3 million) and acquisition expense ($1.9 million).
The $26.5 million increase in Intimate Apparel Group SG&A for Fiscal 2011 compared to Fiscal 2010 includes:
(i)	an increase of $27.5 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia and in Mexico and Central and South America, partially offset by the elimination of duplicative costs in Fiscal 2011 through the consolidation of the distribution centers in Europe during Fiscal 2010;
(ii)	a decrease of $5.1 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the first quarter of Fiscal 2011, compared to higher expenditures related to the Company’s Calvin Klein X product line of men’s underwear, which was launched during the second and third quarters of Fiscal 2010, and the Calvin Klein Envy product line of women’s underwear, which was launched during the third and fourth quarters of Fiscal 2010; and
(iii)	an increase in administrative expenses of $4.1 million, primarily related to increases in restructuring charges of $2.5 million (see Note 4 of Notes to Consolidated Financial Statements) and other general administrative expenses ($2.8 million) and additional expense due to foreign exchange losses ($1.6 million), partially offset by a gain of $2.0 million on the sale of the Company’s Nancy Ganz trademarks in Australia and New Zealand during Fiscal 2011 (see Note 5 of Notes to Consolidated Financial Statements) and a decrease in employee compensation ($0.8 million).

The $3.8 million increase in Swimwear Group SG&A for Fiscal 2011 compared to Fiscal 2010 includes:
(i)	an increase of $0.7 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia and in Mexico and Central and South America;
(ii)	an increase of $1.8 million in marketing expenses, primarily related to increased advertising in the U.S.; and
(iii)	an increase in administrative expenses of $1.3 million, primarily related to an increase in restructuring charges of $3.7 million (see Note 4 of Notes to Consolidated Financial Statements), partially offset by decreases in employee compensation ($1.6 million) and other general administrative expenses ($0.8 million).
In addition, the $11.4 million decrease in SG&A related to corporate activities that are not allocated to the three segments for Fiscal 2011 compared to Fiscal 2010 primarily includes net decreases in employee compensation ($9.2 million) and other general administrative and professional fees ($4.0 million), partially offset by an increase in expense due to foreign exchange losses ($1.8 million).
Amortization of Intangible Assets
Amortization of intangible assets was $47.9 million for Fiscal 2011 compared to $11.5 million for Fiscal 2010, including a non-cash impairment charge, included in restructuring expense, of $35.2 million in Fiscal 2011 related to the Company’s CK/Calvin Klein “bridge” licenses (see Note 10 of Notes to Consolidated Financial Statements — Intangible Assets and Goodwill).
Pension Expense
Pension expense was $26.7 million for Fiscal 2011 compared to pension expense of $2.6 million for Fiscal 2010. See Note 7 of Notes to Consolidated Financial Statements and Liquidity and Capital Resources — Pension Plan, below.
Operating Income
The following table presents operating income by Group (segment):

		% of		% of
		Group Net		Group Net
	Fiscal 2011	Revenues	Fiscal 2010	Revenues
	(in thousands of dollars)
Sportswear Group (a) (b)	$80,641	6.2%	$143,260	11.9%
Intimate Apparel Group (b)	133,755	14.3%	134,928	16.2%
Swimwear Group (b)	28,067	10.2%	18,698	7.3%
Unallocated corporate expenses (b)(c)	(60,918)	na	(49,075)	na

Operating income (d) (e) (f)	$181,545	na	$247,811	na

Operating income as a percentage of net revenue	7.2%		10.8%

(a)	includes a non-cash impairment charge of $35.2 million related to the Company’s CK/Calvin Klein “bridge” licenses (see Note 4 of Notes to Consolidated Financial Statements).

(b)	reflects the allocation of $9,892 of corporate expenses to the Sportswear Group ($6,924), Intimate Apparel Group ($3,796) and Swimwear Group (($828)), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011 (see Overview, above).

(c)	includes $26.1 million and $2.9 million related to pension expense.

(d)	includes approximately $60.9 million and $9.8 million for Fiscal 2011 and Fiscal 2010, respectively, related to restructuring expenses. See Note.4 of Notes to Consolidated Financial Statements.

(e)	includes a gain of $2.0 million for Fiscal 2011 related to the sale and assignment of the Company’s Nancy Ganz trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2.0 million.

(f)	includes a gain of $1.6 million for Fiscal 2011 related to recovery of an insurance claim related to a fire in a warehouse in Peru.
The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for Fiscal 2011 compared to Fiscal 2010 resulted in a $5.4 million decrease in operating income (see Overview, above).

Sportswear Group
Sportswear Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2011 (b)	Revenues	Fiscal 2010 (b)	Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$43,169	6.3%	$100,343	14.7%
Chaps	15,104	7.6%	23,925	11.5%

Sportswear wholesale	58,273	6.6%	124,268	13.9%
Sportswear retail	22,368	5.3%	18,992	6.1%

Sportswear Group (a)	$80,641	6.2%	$143,260	11.9%

(a)	includes restructuring charges of $45.9 million and $1.8 million for Fiscal 2011 and Fiscal 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2011	Fiscal 2010
	(in thousands of dollars)
Calvin Klein Jeans	$17,628	$18,039
Chaps	7,888	8,128

Sportswear wholesale	25,516	26,167
Sportswear retail	2,319	1,568

Sportswear Group	$27,835	$27,735

Fiscal 2011 compared to Fiscal 2010
Sportswear Group operating income decreased $62.6 million, or 43.7%, as reflected in the table above. Sportswear Group operating income includes a decrease of $0.2 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2011 (b)	Revenues	Fiscal 2010 (b)	Revenues
	(in thousands of dollars)

Calvin Klein Underwear	$80,242	17.1%	$82,915	19.2%
Core Intimates	18,729	10.6%	17,226	10.5%

Intimate Apparel wholesale	98,971	15.3%	100,141	16.8%
Calvin Klein Underwear retail	34,784	12.2%	34,787	14.6%

Intimate Apparel Group (a)	$133,755	14.3%	$134,928	16.2%

(a)	includes restructuring charges of $6.5 million and $3.6 million for Fiscal 2011 and Fiscal 2010, respectively.

(b)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2011	Fiscal 2010
	(in thousands of dollars)

Calvin Klein Underwear	$12,294	$12,499
Core Intimates	6,062	5,931

Intimate Apparel wholesale	18,356	18,430
Calvin Klein Underwear retail	1,451	1,082

Intimate Apparel Group	$19,807	$19,512

Fiscal 2011 compared to Fiscal 2010
Intimate Apparel Group operating income for Fiscal 2011 decreased $1.2 million, or 0.9%, as reflected in the table above. Intimate Apparel Group operating income includes a decrease of $5.2 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.
Swimwear Group
Swimwear Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2011 (c)	Revenues	Fiscal 2010 (c)	Revenues
	(in thousands of dollars)

Speedo	$26,465	11.5%	$19,028	8.7%
Calvin Klein	(1,801)	-6.5%	(2,826)	-12.0%

Swimwear wholesale	24,664	9.6%	16,202	6.7%
Swimwear retail (a)	3,403	18.5%	2,496	15.0%

Swimwear Group (b)	$28,067	10.2%	$18,698	7.3%

(a)	includes $2.2 million and $1.3 million for Fiscal 2011 and Fiscal 2010, respectively related to Calvin Klein retail swimwear.

(b)	includes restructuring charges of $7.5 million and $3.6 million for Fiscal 2011 and Fiscal 2010, respectively.

(c)	Includes an allocation of shared services expenses by brand in the following table:

	Fiscal 2011	Fiscal 2010
	(in thousands of dollars)
Speedo	$8,717	$8,241
Calvin Klein	800	608

Swimwear wholesale	9,517	8,849
Swimwear retail	401	564

Swimwear Group	$9,918	$9,413

Fiscal 2011 compared to Fiscal 2010
Swimwear Group operating income for Fiscal 2011 increased $9.4 million, or 50.1%, as reflected in the table above. Swimwear Group operating income includes a decrease of $0.2 million related to fluctuations in foreign currency exchange rates. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.
Other Loss (Income)
Fiscal 2011 compared to Fiscal 2010
Other loss of $0.6 million for Fiscal 2011 reflects a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 17 of Notes to Consolidated Financial Statements). Other loss of $6.2 million for Fiscal 2010 primarily reflects a loss of $3.7 million related to the redemption of $160.9 million of Senior Notes during Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements) and a loss on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, partially offset by a gain on foreign currency exchange contracts designed as economic hedges (see Note 17 of Notes to Consolidated Financial Statements).
Interest Expense
Interest expense increased $1.8 million to $16.3 million for Fiscal 2011 from $14.5 million for Fiscal 2010. The change primarily relates to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan, which was entered into in June 2011; (ii) the CKJEA Notes payable (defined below); (iii) the 2008 Credit Agreements; (iv) the Italian Note (defined below), which was entered into in the third quarter of Fiscal 2010 and repaid in June 2011; (v) the Brazilian lines of credit; (vi) increases in interest expense arising from maturity of caplets and accretion of the deferred premium under the interest rate cap entered into on July 1, 2011 and (vii) the remaining balance ($160.9 million) of the Senior Notes, which were fully redeemed during the first and second quarters of Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements).

Interest Income
Interest income increased $0.6 million to $3.4 million for Fiscal 2011 from $2.8 million for Fiscal 2010 due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.
Income Taxes
Fiscal 2011 compared to Fiscal 2010
The effective tax rates for Fiscal 2011 and Fiscal 2010 were 21.4% and 35.7%, respectively. The lower effective tax rate for Fiscal 2011 primarily reflects a tax benefit of approximately $10.9 million associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority and a tax benefit of $7.3 million related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions. In addition, certain discrete charges to the tax provision recorded during Fiscal 2010 did not recur.
Discontinued Operations
Loss from discontinued operations, net of taxes, was $4.8 million for Fiscal 2011 compared to a loss of $9.2 million for Fiscal 2010. The loss for Fiscal 2011 was primarily associated with a reserve related to the Lejaby business (see Note 19 of Notes to Consolidated Financial Statements). Loss for Fiscal 2010 was primarily related to the Company’s Ocean Pacific Apparel and Lejaby discontinued businesses. See Note 3 of Notes to Consolidated Financial Statements.
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
Net revenues by segment were as follows:

					Constant
			Increase	%	$ %
	Fiscal 2010	Fiscal 2009	(Decrease)	Change	Change
	(in thousands of dollars)
Sportswear Group	$1,204,065	$1,044,892	$159,173	15.2%	13.8%
Intimate Apparel Group	834,010	723,222	110,788	15.3%	14.9%
Swimwear Group	257,676	251,511	6,165	2.5%	1.7%

Net revenues	$2,295,751	$2,019,625	$276,126	13.7%	12.7%

	Fiscal 2010	Fiscal 2009
United States — wholesale
Department stores and independent retailers	10%	10%
Specialty stores	7%	8%
Chain stores	7%	8%
Mass merchandisers	2%	1%
Membership clubs	6%	7%
Off price and other	11%	10%

Total United States — wholesale	43%	44%
International — wholesale	32%	33%
Retail (a)	25%	23%

Net revenues — consolidated	100%	100%

(a)	for Fiscal 2010 and Fiscal 2009, 97.5% and 97.0%, respectively, of retail net revenues were derived from the Company’s international operations.

	Net Revenues
			Increase /		Constant $ %
	Fiscal 2010	Fiscal 2009	(Decrease)	% Change	Change (a)
	(in thousands of dollars)

United States	$1,008,167	$916,691	$91,476	10.0%	10.0%
Europe	576,644	551,595	25,049	4.5%	8.9%
Asia	391,264	322,890	68,374	21.2%	15.7%
Mexico, Central and South America	188,217	119,149	69,068	58.0%	45.0%
Canada	131,459	109,300	22,159	20.3%	10.5%

	$2,295,751	$2,019,625	$276,126	13.7%	12.7%

(a)	Constant dollar percent change is a non-GAAP measure. See Non-GAAP Measures, above.

	Net Revenues
			Increase /
	Fiscal 2010	Fiscal 2009	(Decrease)	% Change
	(in thousands of dollars)

Wholesale	$1,729,077	$1,564,452	$164,625	10.5%
Retail	566,674	455,173	111,501	24.5%

Total	$2,295,751	$2,019,625	$276,126	13.7%

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
Intimate Apparel Group gross profit increased $66.2 million and gross margin increased 150 basis points for Fiscal 2010 compared to Fiscal 2009 reflecting a $53.7 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of foreign currencies, increased sales volume and a favorable sales mix), and a $12.5 million increase in the domestic business. The increase in the domestic business primarily reflects increased sales volume and a favorable product mix, partially offset by increases in freight and raw material costs in Fiscal 2010.
Swimwear Group gross profit increased $6.0 million and gross margin increased 150 basis points for Fiscal 2010 compared to Fiscal 2009 reflecting a $5.5 million increase in international operations (primarily related to the favorable effect of fluctuations in exchange rates of certain foreign currencies and a favorable sales mix) and a $0.5 million increase in the domestic business (primarily reflecting a charge in the third quarter of 2009, not repeated in 2010, related to the write-down of inventory associated with the Company’s LZR Racer and other similar racing suits which were banned by FINA during Fiscal 2009, partially offset by a decrease in sales volume and an unfavorable product mix).
Selling, General and Administrative Expenses
SG&A expenses increased $119.2 million to $758.1 million (33.0% of net revenues) for Fiscal 2010 compared to $638.9 million (31.6% of net revenues) for Fiscal 2009. The increase in SG&A expenses includes:
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

Operating Income
The following table presents operating income by group:

		% of		% of
		Group Net		Group Net
	Fiscal 2010	Revenues	Fiscal 2009	Revenues
	(in thousands of dollars)
Sportswear Group (a)	$143,260	11.9%	$118,477	11.3%
Intimate Apparel Group (a)	134,928	16.2%	116,269	16.1%
Swimwear Group (a) (b)	18,698	7.3%	16,168	6.4%
Unallocated corporate expenses (a) (c)	(49,075)	na	(57,379)	na

Operating income (d)	$247,811	na	$193,535	na

Operating income as a percentage of net revenue	10.8%		9.6%

(a)	reflects the allocation of $9,892 of corporate expenses to the Sportswear Group ($6,924), the Intimate Apparel Group ($3,796) and the Swimwear Group (($828)), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011. Also reflects the allocation of $6,664 of corporate expenses to the Sportswear Group ($4,698), the Intimate Apparel Group ($2,638) and the Swimwear Group (($672)), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(b)	reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(c)	the decrease in unallocated corporate expenses for Fiscal 2010 compared to Fiscal 2009 was primarily related to a reduction in pension expense (see Note 7 of Notes to Consolidated Financial Statements) and foreign currency exchange-related losses, partially offset by an increase in amounts accrued for performance-based employee compensation and other employee compensation and benefits and an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards (see Note13 of Notes to Consolidated Financial Statements).

(d)	includes approximately $9.8 million and $12.1 million for Fiscal 2010 and Fiscal 2009, respectively, related to restructuring expenses. See Note 4 of Notes to Consolidated Financial Statements.
The following table presents operating income by region and channel:

			Increase /	%
	Fiscal 2010	Fiscal 2009	(Decrease)	Change
	(in thousands of dollars)

By Region:
Domestic	$125,826	$125,800	$26	0.0%
International	171,060	125,114	45,946	36.7%
Unallocated corporate expenses	(49,075)	(57,379)	8,304	-14.5%

Total (a)	$247,811	$193,535	$54,276	28.0%

By Channel:
Wholesale	$240,611	$202,869	$37,742	18.6%
Retail	56,275	48,045	8,230	17.1%
Unallocated corporate expenses	(49,075)	(57,379)	8,304	-14.5%

Total (a)	$247,811	$193,535	$54,276	28.0%

(a)	includes operating income from Calvin Klein businesses of $235.5 million and $201.2 million for Fiscal 2010 and Fiscal 2009, respectively, (an increase of 17.0%).
Operating income for Fiscal 2010 includes an increase of $22.3 million related to the favorable effects of fluctuations in exchange rates of foreign currencies. See Overview, above.

Sportswear Group
Sportswear Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2010 (c)	Revenues	Fiscal 2009 (c)	Revenues
	(in thousands of dollars)

Calvin Klein Jeans	$100,343	14.7%	$85,155	12.4%
Chaps	23,925	11.5%	19,501	9.4%

Sportswear wholesale	124,268	13.9%	104,656	11.7%
Sportswear retail	18,992	6.1%	13,821	4.4%

Sportswear Group (a) (b)	$143,260	11.9%	$118,477	9.8%

(a)	includes restructuring charges of $1.8 million for Fiscal 2010 and $3.2 million for Fiscal 2009.

(b)	reflects the allocation of $6,924 of corporate expenses to Calvin Klein Jeans ($5,505), Chaps (($108)) and Sportswear retail ($1,527), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011. Also reflects the allocation of $4,698 of corporate expenses to Calvin Klein Jeans ($4,040), Chaps (($321)) and Sportswear retail ($979), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(c)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)

Calvin Klein Jeans	$18,039	$16,581
Chaps	8,128	6,927

Sportswear wholesale	26,167	23,508
Sportswear retail	1,568	1,419

Sportswear Group	$27,735	$24,927

Sportswear Group operating income increased $24.8 million, or 20.9%, reflecting increases of $15.2 million, $5.2 million and $4.4 million in the Calvin Klein Jeans wholesale, Calvin Klein Jeans retail and Chaps businesses, respectively. The increase in Sportswear operating income reflects an $83.4 million increase in gross profit, partially offset by a $58.6 million increase in SG&A (including amortization of intangible assets) expenses. The increase in SG&A expenses primarily reflects increases in Europe, Asia and Mexico and Central and South America due to store openings, increased distribution costs related to increased sales volume and the unfavorable effects of foreign currency fluctuations.
Intimate Apparel Group
Intimate Apparel Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2010 (c)	Revenues	Fiscal 2009 (c)	Revenues
	(in thousands of dollars)

Calvin Klein Underwear	$82,915	19.2%	$73,123	16.9%
Core Intimates	17,226	10.5%	11,396	6.9%

Intimate Apparel wholesale	100,141	16.8%	84,519	14.2%
Calvin Klein Underwear retail	34,787	14.6%	31,750	13.3%

Intimate Apparel Group (a) (b)	$134,928	16.2%	$116,269	13.9%

(a)	includes restructuring charges of $3.6 million for Fiscal 2010 and $4.3 million for Fiscal 2009.

(b)	reflects the allocation of $3,796 of corporate expenses to Calvin Klein Underwear ($2,955), Core Intimates ($27) and Calvin Klein Underwear retail ($814), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011. Also reflects the allocation of $2,638 of corporate expenses to Calvin Klein Underwear ($1,814), Core Intimates ($229) and Calvin Klein Underwear retail ($595), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(c)	includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)

Calvin Klein Underwear	$12,499	$11,050
Core Intimates	5,931	5,748

Intimate Apparel wholesale	18,430	16,798
Calvin Klein Underwear retail	1,082	942

Intimate Apparel Group	$19,512	$17,740

Intimate Apparel Group operating income for Fiscal 2010 increased $18.6 million, or 16.0%, reflecting increases of $9.8 million Calvin Klein Underwear wholesale, $3.0 million in Calvin Klein Underwear retail and $5.8 million in Core Intimates. The increase in Intimate Apparel operating income reflects a $66.2 million increase in gross profit, partially offset by a $47.6 million increase in SG&A expenses (including amortization of intangible assets). The increase in SG&A expense primarily reflects incremental marketing investments behind the launch of the Calvin Klein X product line of men’s underwear and the launch of the Calvin Klein Envy product line of women’s underwear, an increase related to retail store openings in Europe, Asia, Canada and South America and the unfavorable effect of fluctuations in foreign currency exchange rates.
Swimwear Group
Swimwear Group operating income was as follows:

		% of Brand		% of
		Net		Brand Net
	Fiscal 2010 (e)	Revenues	Fiscal 2009 (e)	Revenues
	(in thousands of dollars)

Speedo	$19,028	8.7%	$17,784	8.3%
Calvin Klein	(2,826)	-12.0%	(4,090)	-20.9%

Swimwear wholesale	16,202	6.7%	13,694	5.8%
Swimwear retail (a)	2,496	15.0%	2,474	14.7%

Swimwear Group (b) (c) (d)	$18,698	7.3%	$16,168	6.4%

(a)	includes $1.3 million and $1.4 million for Fiscal 2010 and Fiscal 2009, respectively, related to Calvin Klein retail swimwear.

(b)	reflects a charge of $3.6 million during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of FINA’s ruling during Fiscal 2010 which banned the use of these types of suits in competitive swim events.

(c)	includes restructuring charges of $3.6 million for Fiscal 2010 and $3.0 million for Fiscal 2009.

(d)	reflects the allocation of ($828) of corporate expenses to Speedo (($1,139)), Calvin Klein Swimwear wholesale ($311) and Swimwear retail ($0), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011. Also reflects the allocation of( $672) of corporate expenses to Speedo (($834)), Calvin Klein Swimwear wholesale ($162) and Swimwear retail ($0), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(e)	Includes an allocation of shared services expenses by brand in the following table:

	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)

Speedo	$8,241	$8,848
Calvin Klein	608	392

Swimwear wholesale	8,849	9,240
Swimwear retail	564	600

Swimwear Group	$9,413	$9,840

Swimwear Group operating income for Fiscal 2010 increased $2.5 million, or 15.6%, reflecting a $1.2 million increase in Speedo wholesale and a $1.3 million increase in Calvin Klein wholesale. Swimwear retail operating income was substantially unchanged. The increase in Swimwear operating income reflects a $6.0 million increase in gross profit, partially offset by a $3.5 million increase in SG&A expenses (including amortization of intangible assets).
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

Interest Expense
Interest expense decreased $9.4 million to $14.5 million for Fiscal 2010 from $23.9 million for Fiscal 2009. The decrease primarily relates to the redemption of the full outstanding balance of $160.9 million of the Senior Notes by June 15, 2010, which were repaid prior to their date of maturity in June 2013, a decrease in the outstanding balances related to the CKJEA Notes payable and the 2008 Credit Agreements, partially offset by an increase in the balance of the Italian Note, which was entered into in Fiscal 2010 (see Note 12 of Notes to Consolidated Financial Statements). In addition, interest expense increased due to the accretion of the liability for the contingent payments to the Sellers in the acquisitions in Brazil in the fourth quarter of 2009 (see Note 2 of Notes to Consolidated Financial Statements).
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
Liquidity and Capital Resources
Liquidity
The Company’s principal source of operating cash flows is from sales of its products to customers. On a consolidated basis in constant currencies, sales to customers increased for Fiscal 2011 compared to Fiscal 2010 (see Overview, Non-GAAP Measures and Results of Operations — Net Revenues, above). The Company’s principal operating outflows of cash relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.
During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the bridge business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s bridge businesses to CKI. Although combined net revenues of those businesses were approximately $100 million and $82 million for Fiscal 2011 and Fiscal 2010, respectively, those businesses incurred net operating losses for the Company during Fiscal 2011 and Fiscal 2010. Therefore, the Company believes that the discontinuance of all or part of the “bridge” businesses will not have a material effect on its future results of operations or cash flows.
During Fiscal 2011, cash outflows increased primarily due to (i) additional investments in working capital (see Accounts Receivable and Inventories and Cash Flows, below) and (ii) an increase in SG&A expenses (see Selling, General and Administrative Expenses, above) in Europe, Asia and in Mexico and Central and South America primarily related to the increase in newly opened and acquired retail stores. In addition, cash outflows resulted from an increase in costs for raw material, labor and freight, particularly the Company’s businesses in the U.S., Mexico, Asia and Europe. These cost increases adversely affected the operating margins of the Company’s businesses. The Company expects that product costs will stabilize or decline during the year ending December 29, 2012. The Company was able to partially mitigate the cost increases during Fiscal 2011 in certain geographic markets by selectively increasing the selling prices of its goods, making early purchases of product and by implementing other sourcing initiatives.
At December 31, 2011, the Company had $232.5 million in cash and cash equivalents, of which $216.3 million was held by foreign subsidiaries. The Company currently intends that cash and cash equivalents held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Moreover, the Company does not currently intend to repatriate cash and cash equivalents held by foreign subsidiaries to the United States because cash generated from the Company’s domestic businesses and credit available under its domestic financing facilities are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the Company’s operations in the United States, the repatriation of such amounts to the United States would result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the Company to fund its operations by the amount of taxes paid.

The Company believes that, at December 31, 2011, cash on hand, cash expected to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 12 of Notes to Consolidated Financial Statements and below) will be sufficient to fund its operations, including contractual obligations (see Note 15 of Notes to Consolidated Financial Statements, above) and capital expenditures (see below) for the next 12 months.
As of December 31, 2011, the Company had working capital (current assets less current liabilities) of $612.6 million. Included in working capital as of December 31, 2011 were (among other items) cash and cash equivalents of $232.5 million and short-term debt of $47.5 million, including $2.0 million under the 2011 Term Loan Agreement, $36.6 million under the CKJEA Notes and $8.9 million of other short-term debt. In addition, in connection with its 2011 Term Loan, the Company entered into an interest rate cap agreement, the effect of which is to limit the interest rate payable on average over the term of the agreement to 5.6975% with respect to the notional amount of $120 million (see Note 12 of Notes to Consolidated Financial Statements).
Short-Term Borrowings
The Company considers all of its short-term borrowings to be highly important to fund seasonal working capital needs and discretionary transactions. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding the Company’s short-term borrowings. At December 31, 2011 and for Fiscal 2011, the Company’s short-term borrowings were as follows:

Borrowings from banks		December 31, 2011		Fiscal 2011
						Maximum
				Average Amount		Amount
		Amount	Weighted		Weighted
		Outstanding	Average	Outstanding	Average	Outstanding
		(U.S. Dollar	Interest	(U.S. Dollar	Interest	(U.S. Dollar
Currency	Instrument	Equivalent)	Rate	Equivalent)	Rate	Equivalent)

U.S. Dollars	2008 Credit Agreement	—		31,184	3.75%	96,707
Euro	CKJEA Notes	36,648	4.00%	27,192	2.82%	52,885
Canadian Dollars	2008 Credit Agreement	—		505	3.50%	3,066
Brazilian Real	Lines of credit	6,373	12.50%	5,624	12.70%	10,579
2008 Credit Agreements
The revolving credit facilities under the 2008 Credit Agreements reflect funding commitments by a syndicate of banks. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that, during Fiscal 2011, those banks had the ability to make loans up to their respective funding commitments under the 2008 Credit Agreements and that they will continue to be able to make such loans in the future. However, the Company continues to monitor the creditworthiness of the syndicated banks.
During Fiscal 2011, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including repurchase of Common Stock (see Note 13 of Notes to Consolidated Financial Statements), settlement of the OP litigation (see Notes 3 and 19 of Notes to Consolidated Financial Statements), funding of the Company’s pension plan, and payment of employee incentive-based compensation. As of December 31, 2011, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, to scale back operations and/or to raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.
As of December 31, 2011, under the 2008 Credit Agreement, the Company had no loans and $33.0 million in letters of credit outstanding, leaving approximately $161.3 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $2.7 million of letters of credit, leaving approximately $17.5 million of availability. During Fiscal 2011, the maximum outstanding loan balance under the 2008 Credit Agreement was $96.7 million, at which time the funds were needed for repurchase of the Company’s shares under the 2010 Share Repurchase Program. The outstanding loan balance of the 2008 Credit Agreement was repaid during Fiscal 2011 with proceeds of the 2011 Term Loan as well as cash from operations. There were no outstanding loan balances under the 2008 Canadian Credit Agreement during Fiscal 2011, except during January and February 2011 related to seasonal working capital requirements.

Other Short-Term Borrowings
The CKJEA Notes consist of short-term revolving notes placed with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%) issued by one of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $36.6 million and $18.4 million at December 31, 2011 and January 2, 2011, respectively. During Fiscal 2011, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than twelve months and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties. The Company uses the CKJEA Notes to meet working capital needs, primarily inventory purchases, which increase or decrease from month to month during the year. During Fiscal 2011, the maximum outstanding balance under the CKJEA Notes of $52.9 million reflected the increased working capital requirements during that month. Similarly, the difference between the ending balance of $36.6 million at December 31, 2011 and the average outstanding balance of $27.2 million during Fiscal 2011 was due to changes in working capital requirements.
The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to improve cash flows and fund operations as needed. The lines of credit, when drawn, are offset by approximately equal amounts of WBR’s trade accounts receivable. At December 31, 2011 and January 1, 2011, the total outstanding balances of the lines of credit were approximately $6.4 million and $0.4 million, respectively. During Fiscal 2011, WBR was able to borrow funds under the lines of credit, as needed, to fund operations. During Fiscal 2011, the maximum outstanding balance under the Brazilian lines of credit was $10.6 million, when the funds were needed to make the second contingent payment to the sellers of WBR (see Note 2 of Notes to Consolidated Financial Statements — Acquisitions — Remaining Non-Controlling Interest and Retail Stores in Brazil). The reason for the difference between the ending balance of $6.4 million at December 31, 2011 and the average outstanding balance during Fiscal 2011 was due to monthly variances in operational cash requirements.
During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25 million revolving credit facility with one lender (the “Asian Credit Facility”) to be used for working capital and general corporate purposes. There were no borrowings during Fiscal 2011 under the Asian Credit Facility.
The Italian Note was entered into by one of the Company’s Italian subsidiaries on September 30, 2010 in connection with the acquisition of the business of a distributor of its Calvin Klein products in Italy (see Note 2 of Notes to Consolidated Financial Statements). The initial principal amount of the Italian Note was €10.0 million ($13.4 million). On June 30, 2011, the remaining outstanding balance of €6.0 million ($8.6 million) on the Italian Note was repaid with a portion of the proceeds from the 2011 Term Loan.
Corporate Credit Ratings
The Company’s corporate or family credit ratings and outlooks at December 31, 2011, are summarized below:

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

Capital Expenditures
During Fiscal 2011, the Company leased approximately 152,000 square feet of additional retail store space worldwide from newly opened stores, net of store closures, and acquired an additional 25,000 square feet of retail space in Taiwan and an additional 55,000 square feet of retail space in India (see Note 2 of Notes to Consolidated Financial Statements), which resulted in capital expenditures (primarily related to store fixtures) of approximately $40 million. In addition, the Company incurred costs of approximately $15 million for capital expenditures related to distribution centers and other corporate activities. The Company has targeted an additional 155,000 square feet of new retail space for the year ending December 29, 2012, not including acquisition of retail stores, for which it expects to incur additional costs for capital expenditures of approximately $31 million. The Company expects to spend an additional $23 million on capital expenditures not related to retail stores for the year ending December 29, 2012.
Restructuring
During Fiscal 2011, the Company incurred restructuring and other exit costs of $60.9 million primarily related to a non-cash impairment charge with respect to the Company’s CK/Calvin Klein “bridge” licenses, the consolidation and restructuring of certain international operations, job eliminations in the U.S. and lease contract termination charges related to retail store, office and warehouse closures. See Note 4 of Notes to Consolidated Financial Statements for additional information on restructuring and other exit activities. During the year ending December 29, 2012, the Company expects to incur additional costs of approximately $30 million to $40 million, on a pre-tax basis, primarily related to the consolidation of certain international operations. Depending on the outcome of negotiations with CKI, the Company could incur additional restructuring charges related to the disposition of its CK/Calvin Klein “bridge” businesses.
Business Acquisitions
In implementing its corporate strategy to expand its retail businesses globally, during Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company acquired the following businesses, which are expected to increase the Company’s operating profits and operating margins in Europe, Asia and South America.
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
During Fiscal 2009, the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil. In addition to the initial cash payment of approximately $12.0 million made upon acquisition, the consideration also includes three contingent payments through March 31, 2012. During the first quarters of Fiscal 2010 and Fiscal 2011, the Company made the first and second contingent payments of 6.0 million Brazilian real (approximately $3.5 million as of March 31, 2010) and 18.5 million Brazilian real (approximately $11.5 million as of March 31, 2011), respectively, based upon the operating results of WBR for the fourth quarter of Fiscal 2009 and all of Fiscal 2010, respectively. Based upon the operating results of WBR for Fiscal 2011, the Company expects to make the third contingent payment of 18.5 million Brazilian real (approximately $9.9 million as of December 31, 2011) on March 31, 2012. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions.
Share Repurchases
During Fiscal 2011, the Company repurchased the remaining 4,060,842 shares of its Common Stock under the 2010 Share Repurchase Program for a total of $205.8 million (based on an average of $50.68 per share) and 234,900 shares under the 2011 Share Repurchase Program for $11.3 million (based on an average of $48.22 per share). In addition, the Company repurchased 49,520 shares of Common Stock for a total of $2.7 million (based on an average of $54.58 per share) related to the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees (see Note 13 of Notes to Consolidated Financial Statements and Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Repurchased shares are held in treasury pending use for general corporate purposes.

Derivative Financial Instruments
During Fiscal 2011, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had inter-company payables, receivables or loans denominated in U.S. dollars or British pounds. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments; primarily foreign currency exchange forward contracts. In addition, during July 2011, the Company entered into an interest rate cap agreement to offset fluctuations in LIBOR related to $120.0 million of its 2011 Term Loan (see Notes 12 and 17 of Notes to Consolidated Financial Statements).
The Company carries its derivative financial instruments at fair value on the Consolidated Balance Sheets. The Company utilizes the market approach to measure fair value for financial assets and liabilities related to foreign currency exchange forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure fair value of the interest rate cap. At December 31, 2011, the Company’s foreign currency hedging programs included $48.8 million of future inventory purchases, $20.8 million of future minimum royalty and advertising payments and $70.5 million of inter-company payables and loans denominated in non-functional currencies, primarily the U.S. dollar.
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
The fair value of interest rate caps was determined using broker quotes, which use discounted cash flows and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.
Pension and Post-Retirement Plans
The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its domestic Pension Plan. During Fiscal 2011, the Company contributed $9.4 million to the domestic Pension Plan. Contributions for the year ending December 29, 2012 are expected to total $20.6 million and for the following four years are expected to be in the range of $1.4 million and $9.5 million. The $11.2 million expected increase in contributions between Fiscal 2011 and the year ending December 29, 2012 is primarily due to the decline in the fair value of the pension plan’s investments in Fiscal 2011 and the decrease in the discount rate used to calculate the pension liability to 5.20% in Fiscal 2011 from 5.80% in Fiscal 2010, which increased the pension liability. Actual future year contributions could exceed or fall short of the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA. The Company’s cash contribution to the post-retirement plans (See Note 7 of Notes to Consolidated Financial Statements and Critical Accounting Policies) was $0.4 million in Fiscal 2011 and is expected to be in the range of $0.3 million to $0.4 million annually for the following four years. See Note 7 of Notes to Consolidated Financial Statements and Critical Accounting Policies, above, for additional information on the Company’s pension and post-retirement plans.

Accounts Receivable and Inventories
Accounts receivable increased $4.9 million to $323.0 million at December 31, 2011 from $318.1 million at January 1, 2011. The balance of accounts receivable at December 31, 2011 compared to the balance at January 1, 2011 includes a decrease of $11.0 million due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, accounts receivable at December 31, 2011 increased $15.9 million compared to January 1, 2011.
Inventories increased $40.3 million to $350.8 million at December 31, 2011 from $310.5 million at January 1, 2011. The balance of inventories at December 31, 2011 compared to the balances at January 1, 2011 includes a decrease of $9.4 million due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). The inventory increase from January 1, 2011 to December 31, 2011 primarily reflects increased production costs, the expansion of the Company’s retail business (including retail openings and acquisitions during Fiscal 2011 and those anticipated for the first quarter of the year ending December 29, 2012). The Company is comfortable with the quality of its inventory and expects that inventory levels during the year ending December 29, 2012 will be better aligned with revenue growth.
Cash Flows
The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2011, Fiscal 2010 and Fiscal 2009.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$145,425	$225,362	$263,881
Discontinued operations	(16,523)	(1,205)	1,033
Net cash used in investing activities:
Continuing operations	(80,365)	(72,643)	(52,581)
Discontinued operations	—	—	—
Net cash used in financing activities:
Continuing operations	(6,246)	(283,051)	(40,908)
Discontinued operations	—	—	—
Translation adjustments	(987)	2,010	1,702

(Decrease) increase in cash and cash equivalents	$41,304	$(129,527)	$173,127

For Fiscal 2011, cash provided by operating activities from continuing operations was $145.4 million compared to $225.4 million in Fiscal 2010 and $263.9 million in Fiscal 2009. The $80.0 million decrease in cash provided from Fiscal 2010 to Fiscal 2011 was due to a decrease in net income, net of non-cash charges, coupled with an increase in outflows related to changes in working capital, as described below. The $38.5 million decrease in cash provided from Fiscal 2009 compared to Fiscal 2010 was due to an increase in net income, net of non-cash charges, offset by an increase in outflows related to changes in working capital, as described below.
Working capital changes for Fiscal 2011 included cash outflows of $19.1 million related to accounts receivable (due to increased sales in December 2011 compared to December 2010 and the timing of payments), $65.7 million related to inventory (to support the Company’s growth expectations for the fiscal year ending December 29. 2012), $8.8 million related to accounts payable and accrued expenses (due to timing of payments for purchases of inventory) and $24.5 million related to accrued income taxes.
Working capital changes for Fiscal 2010 included cash outflows of $33.1 million related to accounts receivable (due to increased sales in December 2010 compared to December 2009 and the timing of payments), $62.5 million related to inventory (to support the Company’s growth expectations for Fiscal 2011 and for certain early purchases of product) and $22.1 million related to prepaid expenses and other assets (primarily related to prepaid advertising and royalty expenses), partially offset by cash inflows of $55.2 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $20.9 million related to accrued income taxes.
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

For Fiscal 2011 compared to Fiscal 2010, cash used in operating activities from discontinued operations increased $15.3 million primarily related to settlement of the OP litigation (see Notes 3 and 19 of Notes to Consolidated Financial Statements).
For Fiscal 2011, net cash used in investing activities from continuing operations was $80.4 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores and acquisition of the business of the Company’s distributor of Calvin Klein products in India. For Fiscal 2010, net cash used in investing activities from continuing operations was $72.6 million, including $44.4 million attributable to purchases of property, plant and equipment, primarily related to the Company’s new distribution center in the Netherlands and the opening of new retail stores, and $29.9 million related to acquisitions of businesses in Europe and Asia. For Fiscal 2009, cash used in investing activities from continuing operations was $52.6 million, mainly attributable to purchases of property, plant and equipment of $43.4 million, the acquisition of retail stores in Chile and Peru of $2.5 million and acquisitions in Brazil of $7.0 million (see Note 2 to Notes to Consolidated Financial Statements).
Net cash used in financing activities for Fiscal 2011 was $6.2 million, which primarily reflects cash used of $219.8 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program, the 2011 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), repayment of the Italian Note ($13.4 million), $11.5 million related to a contingent payment made during the first quarter of Fiscal 2011 in connection with the acquisition of the equity interest in WBR, which occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction, $7.5 million in payment of deferred financing costs, primarily related to the 2011 Term Loan and amendment of the 2008 Credit Agreements,and repayment of principal under the 2011 Term Loan of $1.0 million, partially offset by net cash provided of $200.0 million related to borrowings under the 2011 Term Loan, $25.6 million received from short term borrowings,$9.3 million from the exercise of employee stock options and $12.1 million of tax benefits related to the exercise of equity awards.
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

Contractual Obligations
The following table summarizes the Company’s contractual commitments as of December 31, 2011:

	Payments Due By Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in thousands)

2011 Term Loan (a)	$2,000	$2,000	$2,000	$2,000	$2,000	$189,000	$199,000
Interest rate cap (b)	2,376	2,370	2,370	2,363	2,382	3,544	15,405
2008 Credit Agreements (c)	—	—	—	—	—	—	—
Severance	84	—	—	—	—	—	84
CKJEA and other short term notes payable (d)	43,021	—	—	—	—	—	43,021
Minimum royalties (e)	65,784	63,205	49,209	54,483	55,172	807,763	1,095,616
Operating leases (e)	96,164	81,347	63,050	50,096	37,205	92,052	419,914
Interest payments (f)	8,456	8,381	8,306	8,231	8,070	10,255	51,699
Pension plan funding (g)	22,525	9,651	8,551	5,551	1,551	605	48,434
Post-retirement plan funding (g)	380	360	330	320	320	1,590	3,300
Employment contracts	6,853	888	393	335	33	79	8,581
Purchase obligations (h)	1,217	—	—	—	—	—	1,217
IT license and maintenance contracts	3,673	804	652	169	11	—	5,309
Liabilities for uncertain tax positions	14,514	4,870	7,146	3,353	2,165	9,501	41,549
Other long-term obligations (i)	16,616	4,122	1,961	1,015	196	200	24,110

Total	$283,663	$177,998	$143,968	$127,916	$109,105	$1,114,589	$1,957,239

(a)	The 2011 Term Loan matures on June 17, 2018. See Note 12 of Notes to Consolidated Financial Statements

(b)	The interest rate cap limits the LIBOR portion of interest expense on $120.0 million of the 2011 Term Loan to 1.00%. Payments under the interest rate cap will be made through April 30, 2018 (see Note 12 of Notes to Consolidated Financial Statements).

(c)	The 2008 Credit Agreements, as amended, mature on November 8, 2016. See Note 12 of Notes to Consolidated Financial Statements.

(d)	Includes the CKJEA Notes, the Brazilian lines of credit and the Asian Credit Facility. All of the CKJEA Notes were renewed for additional terms of less than one year during Fiscal 2011.

(e)	See Note 15 of Notes to Consolidated Financial Statements.

(f)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at December 31, 2011. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.

(g)	Reflects expected minimum contributions to the Company’s U.S. and foreign pension plans in accordance with the PPA and to the Company’s post-retirement plan in the U.S. See Capital Resources and Liquidity — Liquidity and Note 7 of Notes to Consolidated Financial Statements.

(h)	Represents contractual commitments for goods or services not received or recorded on the Company’s Consolidated Balance Sheet. See Note 15 of Notes to Consolidated Financial Statements.

(i)	Includes contracts with athletes and models, the final payment of approximately $9.9 million (based on the exchange rate on December 31, 2011) related to the Brazilian Acquisitions, which is expected to be paid by March 31, 2012 (see Note 2 of Notes to Consolidated Financial Statements) and other miscellaneous contractual obligations.
In addition to the above contractual obligations, in the ordinary course of business, the Company has open purchase orders with suppliers of approximately $366.9 million as of December 31, 2011, all of which is payable in the fiscal year ending December 29, 2012.
Seasonality
The Company’s Swimwear business is seasonal; approximately 65.5% of the Swimwear Group’s net revenues were generated in the first half of Fiscal 2011. The working capital requirements of the Swimwear Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements.
The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2011 and Fiscal 2010.

	For the Three Months Ended				For the Three Months Ended
	April 2,	July 2,	October 1,	December 31,	April 3,	July 3,	October 2,	January 1,
	2011	2011	2011	2011	2010	2010	2010	2011
	(in millions of dollars)
Net revenues	$662.2	$591.4	$645.1	$614.7	$588.2	$519.3	$596.8	$591.5
Operating income	69.7	52.6	64.8	$(5.6)	79.5	55.3	67.9	$45.1
Cash flow provided by (used in) operating activities	(83.8)	127.2	16.8	$68.7	(30.1)	125.1	53.3	$75.9

Inflation
The Company believes that the relatively moderate levels of inflation in the U.S., Canada, Western Europe, Asia and Latin America have not had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. However, during the fourth quarter of Fiscal 2010 and during Fiscal 2011, the Company experienced an increase in costs, including those for raw material, labor and freight. The Company was able to partially mitigate those cost increases and their effect on gross margins in certain geographical markets through a combination of sourcing initiatives, selective price increases and early purchases of product.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements- Nature of Operations and Summary of Significant Accounting Policies — Recent Accounting Pronouncements.
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
The following factors, among others, including those described in this Annual Report on Form 10-K under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; deterioration in global or regional or other macro-economic conditions that affect the apparel industry, including turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; the Company’s failure to use the most recent and effective advertising media to reach customers; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

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
The Company is exposed to market risk, primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rate risk due to fluctuations in interest rates on its outstanding debt instruments and foreign exchange risk due to the effect of changes in foreign currency exchange rates on purchases of inventory and payment of royalty and advertising costs by certain of the Company’s subsidiaries in currencies other than their functional currencies. The Company does not use derivative financial instruments for speculation or for trading purposes.
Market Risk
The Company’s pension plan invests in marketable equity and debt securities, mutual funds and limited partnerships. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Investments are stated at fair value based upon quoted market prices and other observable inputs, except for investments in limited partnerships. Investments in limited partnerships are valued based on the net asset valuations provided by the administrators of each underlying investment, in consultation with the investment managers in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. The Company’s pension plan has reduced its investment in limited partnerships from $9.6 million at January 1, 2011 to $7.0 million at December 31, 2011.
During Fiscal 2011, the fair value of the debt and equity securities and other investments held in the pension plan’s investment portfolio decreased compared to Fiscal 2010. Changes in the fair value of the pension plan’s investment portfolio are directly reflected in the Company’s Consolidated Statement of Operations through pension expense or pension income and in the Company’s Consolidated Balance Sheet as a component of accrued pension liability. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year.
The total value of the pension plan’s investment portfolio was $121.4 million at December 31, 2011 and $127.7 million at January 1, 2011. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would have resulted in a decrease/increase in pension expense of $12.1 million and $12.8 million for Fiscal 2011 and Fiscal 2010, respectively. Based on historical appreciation in the Company’s pension plan investment portfolio, the Company, during the first three quarters of Fiscal 2011, estimated pension income on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses; however, as noted above, during Fiscal 2011, pension plan net assets (including benefit payments, contributions and expenses paid) actually decreased by approximately 5.0%. In addition, in the fourth quarter of Fiscal 2011, the Company reduced the discount rate used to determine benefit obligations from 5.8% in Fiscal 2010 to 5.2% in Fiscal 2011, which increased the benefit obligation. As a result, the Company recognized approximately $27.5 million of pension expense in the fourth quarter of Fiscal 2011. Based upon results for Fiscal 2011, and assuming no other changes,a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.76 million. See Note 7 of Notes to Consolidated Financial Statements and Critical Accounting Policies, above, for a further discussion of the Company’s pension plan, including the discount rate and long-term rate of return.

Interest Rate Risk
On June 17, 2011, the Company entered into the $200 million 2011 Term Loan, which bears interest of LIBOR (with a floor of 1%) plus a margin of 2.75% per annum. Changes in LIBOR will affect $80 million of the 2011 Term Loan not subject to the interest rate cap (see Note 12 of Notes to Consolidated Financial Statements). Changes in LIBOR have been immaterial from June 17, 2011 through December 31 2011. In addition, the Company had market risk from exposure to changes in interest rates, at December 31, 2011, on $36.6 million under the CKJEA Notes and, at January 1, 2011, on $18.4 million under the CKJEA Notes and $13.4 million under the Italian Note. In Fiscal 2011, a hypothetical 10% increase in interest rates for the 2011 Term Loan would have resulted in a decrease of $0.3 million in the Company’s income from continuing operations before provision for income taxes or cash flows. A hypothetical 10% increase in interest rates for the loans outstanding under the CKJEA Notes and Italian Note would have had a negligible unfavorable effect in Fiscal 2011 and in Fiscal 2010 on the Company’s income from continuing operations before provision for income taxes or cash flows. See Note 12 of Notes to Consolidated Financial Statements.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Korean won, Mexican peso, Brazilian real, Indian rupee, Singaporean dollar and Chinese yuan) may adversely affect the Company’s reported earnings and the comparability of period-to-period results of operations. The Company’s foreign exchange risk includes its U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and intercompany loans and payables where the functional currencies of the subsidiaries that are party to these transactions are the Euro, Canadian dollar, Korean won, Mexican peso, British pound or Singapore dollar. The foreign currency derivative instruments that the Company uses to partially offset its foreign exchange risk are foreign exchange forward contracts. See Note17 of Notes to the Consolidated Financial Statements for further details on the derivative instruments and hedged transactions. During Fiscal 2011, on average, the U.S. dollar weakened against those foreign currencies, which resulted in an increase in the Company’s net revenues compared to Fiscal 2010. The Company’s European, Asian, Canadian and Mexican and Central and South American operations accounted for approximately 59.7% of the Company’s total net revenues for Fiscal 2011. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $284.0 million for Fiscal 2011. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $28.4 million for Fiscal 2011.
The fair value of foreign currency exchange forward contracts was determined as the net unrealized gains or losses on those contracts, which is the net difference between (i) the U.S. dollars to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.
The following table summarizes the effect on earnings for Fiscal 2011 of a hypothetical 10% adverse change in foreign currency exchange rates on the Company’s foreign currency exchange forward contracts:

				Weighted	Effect of Hypothetical
				Average	10% Adverse Change in Foreign
		Foreign		Contractual	Currency Exchange Rates
		Currency (a)	Amount	Exchange Rate	on Earnings
Derivative Instrument	Hedged Transaction	Sell/Buy	Hedged	or Strike Price	Gain (loss) (b)
			USD (thousands)		USD (thousands)

Foreign exchange contracts	Minimum royalty and advertising costs	Euro/USD	20,811	1.3888	(1,942)
Foreign exchange contracts	Purchases of inventory	KRW/USD	15,100	1,155	(1,504)
Foreign exchange contracts	Purchases of inventory	CAD/USD	18,500	0.9902	(1,830)
Foreign exchange contracts	Purchases of inventory	MXN/USD	11,900	13.69	(1,168)
Foreign exchange contracts	Intercompany purchases of inventory	GBP/Euro	3,264	0.8548	(318)
Foreign exchange contracts	Intercompany payables	Euro/USD	30,000	1.3810	(2,815)
Foreign exchange contracts	Intercompany loan	Euro/USD	34,500	1.3683	(3,268)
Foreign exchange contracts	Loan to non-controlling shareholder	SGD/USD	6,000	0.8933	(698)

					(13,543)

(a)	USD = U.S. dollar, KRW = Korean won, CAD = Canadian dollar, MXN = Mexican peso, GBP = British pound, SGD = Singapore Dollar

(b)	The Company expects that these hypothetical gains and losses would be offset by gains and losses on the related underlying transactions.

Item 8.	Financial Statements and Supplementary Data.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011, and its report thereon is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
New York, New York
We have audited the internal control over financial reporting of The Warnaco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting on page 72. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 29, 2012

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Part III is incorporated by reference from Item 1. Business - Executive Officers of the Registrant and from the Proxy Statement of Warnaco Group, relating to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2011 year end.

Item 11.	Executive Compensation.
The information required by this Item 11 of Part III is incorporated by reference from the Proxy Statement of Warnaco Group, relating to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2011 year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Part III is incorporated by reference from the Proxy Statement of Warnaco Group, relating to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2011 year end.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 of Part III is incorporated by reference from the Proxy Statement of Warnaco Group, relating to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2011 year end.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 of Part III is incorporated by reference from the Proxy Statement of Warnaco Group, relating to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2011 year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

PAGE

(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	F-2

Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-3

Consolidated Statements of Stockholders’ Equity, Comprehensive Income and Redeemable Non-controlling Interest for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-5 – F-6

Notes to Consolidated Financial Statements	F-7 – F-59

2. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts and Reserves	A-1
All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. List of Exhibits
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
The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about Warnaco Group may be found elsewhere in this Annual Report on Form 10-K and Warnaco Group’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Website Access to Reports” under Item 1 of Part I.

Exhibit No.	Description of Exhibit
2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 10-Q filed on November 18, 2002).*

2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2002).*

2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ## **

2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).* **

2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*

2.6	Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc. (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).* **

2.7	Stock and Asset Purchase Agreement, dated as of February 14, 2008, between Warnaco Netherlands BV and Palmers Textil AG (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed February 19, 2008).* **

3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*

3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010).*

4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*

4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*

4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.1	Credit Agreement, dated as of August 26, 2008, among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint bookrunners, Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto, and HSBC Business Credit (USA) Inc., JPMorgan Chase Bank, N.A. and RBS Business Capital, a division of RBS Asset Finance Inc., each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.1 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* ##

10.2	Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereof or that becomes a party thereto, in favor of Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.2 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.3	Pledge and Security Agreement, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of Bank of America, N.A., as collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.3 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010.* ##

10.4	Canadian Credit Agreement, dated as of August 26, 2008, among Warnaco of Canada Company, The Warnaco Group, Inc., the Lenders (as defined therein) and Issuers (as defined therein) party thereto, Bank of America, N.A., as administrative agent for the revolving credit facility and as collateral agent for the Lenders and the Issuers party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, and Deutsche Bank Securities Inc., as sole syndication agent for the Lenders and the Issuers party thereto (incorporated by reference to Exhibit 10.4 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* ##

10.5	U.S. Loan Party Canadian Facility Guaranty, dated as of August 26, 2008, by The Warnaco Group, Inc., Warnaco Inc., and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of, Bank of America, N.A. as administrative agent for the revolving credit facility and as collateral agent for the Lenders (as defined therein) and Issuers (as defined therein) party thereto, and the Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.5 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.6	Guaranty, dated as of August 26, 2008 by 4278941 Canada Inc., in favor of Bank of America, N.A. as lender (acting through its Canada branch) and as collateral agent, for itself and on behalf of the secured parties (incorporated by reference to Exhibit 10.6 to The Warnaco Group Inc.’s Form 8-K filed August 28, 2008).*

10.7	General Security Agreement, dated as of August 26, 2008, granted by Warnaco of Canada Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).* ##

10.8	General Security Agreement, dated as of August 26, 2008, granted by 4278941 Canada Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to The Warnaco Group Inc.’s Form 10-Q filed November 9, 2010).*

10.9	Securities Pledge Agreement, dated as of August 26, 2008 made by Warnaco of Canada Company to and in favour of Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.9 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.10	Deed of Hypothec, dated as of August 26, 2008, between Warnaco of Canada Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.11	Deed of Hypothec, dated as of August 26, 2008, between 4278941 Canada Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to The Warnaco Group Inc.’s Form 10-Q filed August 6, 2010).*

10.12	Term Loan Agreement, dated as of June 17, 2011, among Warnaco Inc., Calvin Klein Jeanswear Company, Warnaco Swimwear Products Inc., The Warnaco Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).* ##

10.13	Guaranty, dated as of June 17, 2011, by The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereto or that becomes a party thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, each lender, and each other holder of an obligation thereunder (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).*

Exhibit No.	Description of Exhibit
10.14	Pledge and Security Agreement, dated as of June 17, 2011, by Warnaco Inc., Calvin Klein Jeanswear Company, Warnaco Swimwear Products Inc., The Warnaco Group, Inc. and each of the other entities listed on the signature pages thereto or that from time to time becomes a party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).* ##

10.15	Intercreditor Agreement, dated June 17, 2011, among JPMorgan Chase Bank, N.A., as adminstrative agent and as collateral agent under the Term Loan Agreement and Bank of America, N.A., as administrative agent and as collateral agent under each of the ABL Credit Facilities, and acknowledged by the borrowers, The Warnaco Group, Inc, and the other loan parties party thereto (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).*

10.16	Canadian ABL Amendment, dated as of June 17, 2011, among Warnaco of Canada Company, the affiliates of the borrower party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).*

10.17	U.S. ABL Amendment, dated as of June 17, 2011, among Warnaco Inc., the affiliates of the borrower party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 8-K filed June 23, 2011).*

10.18	Amendment No. 2, dated as of November 8, 2011, by and among Warnaco Inc., as borrower, the affiliates of the borrower party thereto, the lenders, issuers and swing loan lender party thereto and Bank of America, N.A., as administrative agent and collateral agent, which amends the Credit Agreement, dated as of August 26, 2008, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders and the issuers party thereto, as amended by Amendment No. 1, dated June 17, 2011 (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed November 15, 2011).* ##

10.19	Amendment No. 2, dated as of November 8, 2011, by and among Warnaco of Canada Company, as borrower, the affiliates of the borrower party thereto, the lenders, issuers and swing loan lender party thereto and Bank of America, N.A., as administrative agent and collateral agent, which amends the Canadian Credit Agreement, dated as of August 26, 2008, by and among Warnaco of Canada Company, The Warnaco Group, Inc., the lenders and issuers party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders and the issuers party thereto, as amended by Amendment No. 1, dated June 17, 2011 (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed November 15, 2011).* ##

10.20	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Registration Statement on Form S-1 (File No. 33-4587)).*

10.21	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*

10.22	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*

10.23	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.’s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*

10.24	The Warnaco Group, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Appendix A to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*

10.25	The Warnaco Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Appendix B to The Warnaco Group, Inc.’s 2008 Proxy Statement on Schedule 14A filed on April 11, 2008).*
10.26	The Warnaco Group, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.27	2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to The Warnaco Group, Inc.’s Form 10-K filed March 7, 2007).*

10.28	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.29	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*

10.30	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*

10.31	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*

10.32	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*

10.33	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*

Exhibit No.	Description of Exhibit
10.34	Amended and Restated Employment Agreement, dated as of December 19, 2007, between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 20, 2007).*

10.35	Amended and Restated Letter Agreement, dated as of May 11, 2009, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed May 15, 2009).*

10.36	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.37	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.38	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.30 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.39	Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.40	Amended and Restated Letter Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.32 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.41	Amended and Restated Employment Agreement, dated as of December 31, 2008 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.33 to The Warnaco Group, Inc.’s Form 10-K filed March 2, 2009).*

10.42	Employment Agreement, dated as of October 31, 2011, by and between The Warnaco Group, Inc. and Martha J. Olson (incorporated by reference to Exhibit 10.9 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).*

10.43	First Amendment, dated as of October 31, 2011, to the Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.10 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).*

10.44	First Amendment, dated as of October 31, 2011, to the Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).*

10.45	First Amendment, dated as of October 31, 2011, to the Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.12 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).*

10.46	Letter Agreement, dated as of December 13, 2011, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 13, 2011).*

10.47	Retirement Agreement, dated as of December 13, 2011, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed December 13, 2011).*

10.48	Employment Agreement, dated as of January 31, 2012, by and between The Warnaco Group, Inc. and Mark Whyman. †

10.49	Second Amendment, dated as of February 27, 2012, to the Employment Agreement, dated as of August 11, 2008, by and between The Warnaco Group, Inc. and Jay L. Dubiner. †

10.50	Amended and Restated License Agreement, dated as of December 31, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.51	Amended and Restated Design Services Agreement, dated as of December 31, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*

10.52	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).* ##

Exhibit No.	Description of Exhibit
10.53	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.54	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.55	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.56	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.57	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*

10.58	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).* ##

10.59	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*

10.60	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*

10.61	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).* ##

10.62	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).* ##

10.63	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors’ Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*

10.64	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed on May 24, 1994).*

10.65	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).* ##

10.66	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).* ##

10.67	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.’s Form 10-K filed March 17, 2005). * ##

10.68	Amended and Restated License Agreement, dated as of December 31, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.69	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of December 31, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.70	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.71	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

Exhibit No.	Description of Exhibit
10.72	Amended and Restated License Agreement. dated December 31, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.73	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated December 31, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.74	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.75	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.76	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.77	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).* ##

10.78	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##

10.79	License Agreement — Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##

10.80	License Agreement, dated as of January 31, 2008, between Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##

10.81	License Agreement — Central and South America, dated as of January 31, 2008, between Calvin Klein, Inc. and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##

10.82	E-Commerce Agreement, dated as of January 31, 2008, Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited, CK Jeanswear Europe S.r.l., Calvin Klein Jeanswear Company and CKJ Holdings, Inc. (incorporated by reference to Exhibit 10.72 to The Warnaco Group, Inc.’s Form 10-K filed February 27, 2008).* ##

10.83	Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.84	Amendment, dated as of July 8, 2011, to the Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.85	Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2008, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe S.r.l. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.86	Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.87	Amendment, dated as of July 8, 2011, to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd., as amended (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.88	Amendment, dated as of July 8, 2011, to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.89	Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V., as amended (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

Exhibit No.	Description of Exhibit
10.90	Amendment, dated as of July 8, 2011, to the License Agreement, dated as of January 31, 2008, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.r.l. (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 10-Q filed November 4, 2011).* ##

10.91	Amendment, dated as of October 31, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (re:
Bridge Apparel).† #

10.92	License Agreement, dated as of October 31, 2011, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., Warnaco Italy s.r.l. and Warnaco Inc. (re: Bridge Apparel Store).† #

10.93	Amendment, dated as of October 31, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V., as amended (re:
Bridge Accessories).† #

10.94	Amendment, dated as of October 31, 2011, to the License Agreement, dated August 4, 1994, by and among Calvin Klein, Inc., CKJ Holdings, Inc. and Calvin Klein Jeanswear Company, as amended (re: Jeans Apparel), and to the License Agreement, dated July 26, 2004, by and among Calvin Klein, Inc., Calvin Klein Jeanswear Company and CKJ Holdings, Inc., as amended (re: Jeans Accessories Store).† #

10.95	Amendment, dated as of October 31, 2011, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V., as amended (re: Jeans Accessories).† #

21.1	Subsidiaries of The Warnaco Group, Inc.†

23.1	Consent of Independent Registered Public Accounting Firm.†

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February 2012.

THE WARNACO GROUP, INC.
By:	/s/ HELEN MCCLUSKEY
	Name:	Helen McCluskey
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ HELEN MCCLUSKEY (Helen McCluskey)	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ LAWRENCE R. RUTKOWSKI (Lawrence R. Rutkowski)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ CHARLES R. PERRIN (Charles R. Perrin)	Non-Executive Chairman of the Board of Directors	February 29, 2012

/s/ DAVID A. BELL (David A. Bell)	Director	February 29, 2012

/s/ ROBERT A. BOWMAN (Robert A. Bowman)	Director	February 29, 2012

/s/ RICHARD KARL GOELTZ (Richard Karl Goeltz)	Director	February 29, 2012

/s/ SHEILA A. HOPKINS (Sheila A. Hopkins)	Director	February 29, 2012

/s/ NANCY A. REARDON (Nancy A. Reardon)	Director	February 29, 2012

/s/ DONALD SEELEY (Donald Seeley)	Director	February 29, 2012

/s/ CHERYL NIDO TURPIN (Cheryl Nido Turpin)	Director	February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York
We have audited the accompanying Consolidated Balance Sheets of The Warnaco, Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 29, 2012

THE WARNACO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	December 31, 2011	January 1, 2011

ASSETS
Current assets:
Cash and cash equivalents	$232,531	$191,227
Accounts receivable, less reserves of $94,739 and $95,639 as of December 31, 2011 and January 1, 2011, respectively	322,976	318,123
Inventories	350,835	310,504
Assets of discontinued operations	—	125
Prepaid expenses and other current assets	99,686	100,389
Deferred income taxes	58,602	58,270

Total current assets	1,064,630	978,638

Property, plant and equipment, net	133,022	129,252
Other assets:
Licenses, trademarks and other intangible assets, net	320,880	373,276
Deferred financing costs, net	8,790	2,540
Deferred income taxes	21,885	11,769
Other assets	58,695	42,519
Goodwill	139,948	115,278

Total assets	$1,747,850	$1,653,272

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$47,513	$32,172
Accounts payable	141,797	152,714
Accrued liabilities	212,655	227,561
Liabilities of discontinued operations	6,797	18,800
Accrued income taxes payable	41,762	37,957
Deferred income taxes	1,476	262

Total current liabilities	452,000	469,466

Long-term debt	208,477	—
Deferred income taxes	37,000	74,233
Other long-term liabilities	137,973	136,967
Commitments and contingencies
Redeemable non-controlling interest	15,200	—
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 52,184,730 and 51,712,674 issued as of December 31, 2011 and January 1, 2011, respectively	522	517
Additional paid-in capital	721,356	674,508
Accumulated other comprehensive income	16,242	43,048
Retained earnings	625,760	501,394
Treasury stock, at cost 11,790,428 and 7,445,166 shares as of December 31, 2011 and January 1, 2011, respectively	(466,680)	(246,861)

Total stockholders’ equity	897,200	972,606

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,747,850	$1,653,272

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Net revenues	$2,513,388	$2,295,751	$2,019,625
Cost of goods sold	1,412,446	1,275,788	1,155,278

Gross profit	1,100,942	1,019,963	864,347
Selling, general and administrative expenses	844,696	758,053	638,907
Amortization of intangible assets	47,957	11,549	11,032
Pension expense	26,744	2,550	20,873

Operating income	181,545	247,811	193,535
Other loss	631	6,238	1,889
Interest expense	16,274	14,483	23,897
Interest income	(3,361)	(2,815)	(1,248)

Income from continuing operations before provision for income taxes and non-controlling interest	168,001	229,905	168,997
Provision for income taxes	36,006	82,107	64,272

Income from continuing operations before non-controlling interest	131,995	147,798	104,725
Loss from discontinued operations, net of taxes	(4,802)	(9,217)	(6,227)

Net income	127,193	138,581	98,498
Less: Net income (loss) attributable to the non-controlling interest	(257)	—	2,500

Net income attributable to Warnaco Group	$127,450	$138,581	$95,998

Amounts attributable to Warnaco Group common shareholders:
Income from continuing operations, net of tax	$132,252	$147,798	$102,225
Discontinued operations, net of tax	(4,802)	(9,217)	(6,227)

Net income	$127,450	$138,581	$95,998

Basic income per common share attributable to Warnaco Group common shareholders (see Note 14):
Income from continuing operations	$3.07	$3.26	$2.22
Loss from discontinued operations	(0.11)	(0.20)	(0.13)

Net income	$2.96	$3.06	$2.09

Diluted income per common share attributable to Warnaco Group common shareholders (see Note 14):
Income from continuing operations	$3.01	$3.19	$2.19
Loss from discontinued operations	(0.11)	(0.20)	(0.14)

Net income	$2.90	$2.99	$2.05

Weighted average number of shares outstanding used in computing income per common share (see Note 14):
Basic	42,425,750	44,701,643	45,433,874

Diluted	43,299,849	45,755,935	46,196,397

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY,
COMPREHENSIVE INCOME AND REDEEMABLE NON-CONTROLLING INTEREST
(Dollars in thousands)

		Stockholders’ Equity
		Warnaco Group
				Accumulated
	Redeemable		Additional	Other				Total
	Non-controlling	Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’	Comprehensive
	Interest	Stock	Capital	Income	Earnings	Stock	Interest	Equity	Income (Loss)
Balance at January 3, 2009	$—	$501	$631,891	$12,841	$268,016	$(125,562)	$1,054	$788,741
Comprehensive income:
Net income					95,998		2,500	98,498	$98,498
Other comprehensive income, net of tax
Foreign currency translation adjustments				35,360			213	35,573	35,573
Change in post retirement plans				(1,029)				(1,029)	(1,029)
Change on cash flow hedges				(699)				(699)	(699)
Other				—			16	16	16

Other comprehensive income							229	33,861	33,861

Comprehensive income							2,729	132,359	$132,359

Correction of adjustment to initially adopt accounting for uncertain tax positions					(1,201)			(1,201)
Purchase of 49% of non-controlling interest			(17,645)				235	(17,410)
Dividend paid to non-controlling interest							(4,018)	(4,018)
Stock issued in connection with stock compensation plans		5	4,679					4,684
Compensation expense in connection with employee stock compensation plans			14,453					14,453
Purchase of treasury stock related to stock compensation plans						(1,498)		(1,498)

Balance at January 2, 2010	—	506	633,378	46,473	362,813	(127,060)	—	916,110
Comprehensive income:
Net income					138,581			138,581	$138,581
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(2,576)				(2,576)	(2,576)
Change in post retirement plans				(41)				(41)	(41)
Change in cash flow hedges				(820)				(820)	(820)
Other				12				12	12

Other comprehensive loss								(3,425)	(3,425)

Comprehensive income								135,156	$135,156

Tax benefit related to exercise of equity awards			1,069					1,069
Stock issued in connection with stock compensation plans		11	17,475					17,486
Compensation expense in connection with employee stock compensation plans			22,586					22,586
Purchase of treasury stock related to stock compensation plans						(3,415)		(3,415)
Repurchases of common stock						(116,386)		(116,386)

Balance at January 1, 2011	—	517	674,508	43,048	501,394	(246,861)	—	972,606
Comprehensive income:
Net income					127,450			127,450	$127,450
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(24,626)				(24,626)	(24,626)
Change in cash flow hedges				(2,090)				(2,090)	(2,090)
Change in post retirement plans				(200)				(200)	(200)
Other				110				110	110

Other comprehensive income								(26,806)	(26,806)

Comprehensive income								100,644	$100,644

Tax benefit related to exercise of equity awards			12,055					12,055
Stock issued in connection with stock compensation plans		5	10,062					10,067
Compensation expense in connection with employee stock compensation plans			24,731					24,731
Purchase of treasury stock related to stock compensation plans						(2,701)		(2,701)
Repurchases of common stock						(217,118)		(217,118)
Acquisition date fair value of redeemable non- controlling interest in joint venture in India	15,200
Net loss attributable to redeemable non-controlling interest	(257)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	(2,827)
Adjustment to redemption value	3,084				(3,084)			(3,084)

Balance at December 31, 2011	$15,200	$522	$721,356	$16,242	$625,760	$(466,680)	$—	$897,200

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cash flows from operating activities:
Net income	$127,193	$138,581	$98,498
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange loss (gain)	4,903	410	(5,477)
Loss from discontinued operations	4,802	9,217	6,227
Depreciation and amortization	97,865	55,365	46,843
Stock compensation	24,731	22,586	14,453
Provision for trade and other bad debts	4,815	2,845	4,775
Inventory writedown	18,181	11,512	18,623
Loss on repurchase of Senior Notes	—	3,747	—
Provision for deferred income tax	(17,343)	23,190	17,477
Other	(1,745)	(450)	1,008
Changes in operating assets and liabilities:
Accounts receivable	(19,053)	(33,122)	(27,947)
Inventories	(65,677)	(62,536)	67,470
Prepaid expenses and other assets	(5)	(22,052)	9,906
Accounts payable, accrued expenses and other liabilities	(8,784)	55,145	(5,090)
Accrued income taxes	(24,458)	20,924	17,115

Net cash provided by operating activities from continuing operations	145,425	225,362	263,881
Net cash provided by (used in) operating activities from discontinued operations	(16,523)	(1,205)	1,033

Net cash provided by operating activities	128,902	224,157	264,914

Cash flows from investing activities:
Proceeds on disposal of assets	465	225	373
Purchases of property, plant & equipment	(54,706)	(44,357)	(43,443)
Business acquisitions, net of cash acquired	(22,124)	(29,942)	(9,511)
Loan to non-controlling shareholder	(6,000)	—	—
Disposal of businesses	2,000	1,431	—

Net cash (used in) investing activities from continuing operations	(80,365)	(72,643)	(52,581)
Net cash (used in) investing activities from discontinued operations	—	—	—

Net cash (used in) investing activities	(80,365)	(72,643)	(52,581)

See Notes to Consolidated Financial Statements

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cash flows from financing activities:
Payment of deferred financing costs	(7,524)	(70)	(515)
Repurchase of Senior Notes due 2013	—	(164,011)	—
Premium on cancellation of interest rate swaps	—	—	2,218
Change in short-term notes payable	25,604	(13,340)	(23,985)
Change in revolving credit loans	—	(189)	(11,805)
Repayment of Italian Note	(13,370)	—	—
Proceeds from 2011 Term Loan	200,000	—	—
Repayment of 2011 Term Loan	(1,000)	—	—
Proceeds from the exercise of employee stock options	9,275	16,733	4,034
Purchase of treasury stock	(219,819)	(119,801)	(1,498)
Payment of dividend to non-controlling interest	—	—	(4,018)
Cost to purchase non-controlling interest in an equity transaction	—	—	(5,339)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(11,467)	(3,442)	—
Tax benefit related to exercise of equity awards	12,055	1,069	—

Net cash (used in) financing activities from continuing operations	(6,246)	(283,051)	(40,908)

Net cash (used in) financing activities from discontinued operations	—	—	—

Net cash (used in) financing activities	(6,246)	(283,051)	(40,908)

Effect of foreign exchange rate changes on cash and cash equivalents	(987)	2,010	1,702

(Decrease) increase in cash and cash equivalents	41,304	(129,527)	173,127
Cash and cash equivalents at beginning of period	191,227	320,754	147,627

Cash and cash equivalents at end of period	$232,531	$191,227	$320,754

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts
Note 1—Nature of Operations and Summary of Significant Accounting Policies
Organization: The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (“Warnaco”). Warnaco is the principal operating subsidiary of Warnaco Group.
Nature of Operations: The Company designs, sources, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers, off-price stores, the Company’s owned full-price free standing stores, outlet stores and concession/shop-in-shop stores and the internet. As of December 31, 2011, the Company operated: (i) 1,757 Calvin Klein retail stores worldwide (consisting of 263 full price free-standing stores, 118 outlet free-standing stores, 1,376 shop-in-shop/concession stores) and (ii) in the U.S., three on-line stores: SpeedoUSA.com, Calvinkleinjeans.com, and CKU.com. As of December 31, 2011, there were also 615 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Warnaco Group and its subsidiaries. Non-controlling interest represents minority shareholders’ proportionate share of the equity in the Company’s consolidated subsidiary WBR Industria e Comercio de Vestuario S.A. (“WBR”). During the fourth quarter of Fiscal 2009, the Company purchased the remaining 49% of the equity of WBR, increasing its ownership of the equity of WBR to 100% and, accordingly, at December 31, 2011 and January 1, 2011, there were no minority shareholders of WBR (see Note 2 of Notes to Consolidated Financial Statements). Redeemable non-controlling interest represents minority shareholders’ proportionate share (49%) of the equity in the Company’s consolidated subsidiary Premium Garments Wholesale Trading Private, Limited, a joint venture in India that was established during Fiscal 2011. The redeemable non-controlling interest is presented in the mezzanine section of the Company’s Consolidated Balance Sheets between liabilities and equity (see Note 2 of Notes to Consolidated Financial Statements).
The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 2, 2011 to December 31, 2011 (“Fiscal 2011”), January 3, 2010 to January 1, 2011 (“Fiscal 2010”) and January 4, 2009 to January 2, 2010 (“Fiscal 2009”) each contained fifty-two weeks of operations.
All inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications: Amounts related to certain corporate expenses incurred in the U.S. (previously included in Operating income (loss) — Corporate/Other) during Fiscal 2010 and Fiscal 2009 have been reclassified to Operating income (loss) — Sportswear Group, Intimate Apparel Group and Swimwear Group in order to conform to the Fiscal 2011 presentation. See Note 5 of Notes to Consolidated Financial Statements.
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
Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, receivables and derivative financial instruments. The Company invests its excess cash in demand deposits and investments in short-term marketable securities that are classified as cash equivalents. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. The Company holds no collateral for these financial instruments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, no one customer represented more than 10% of net revenues. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company’s top five customers accounted for $548,584 (21.8%), $490,343 (21.4%) and $470,861 (23.3%), respectively, of the Company’s net revenues. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, net revenues from sales of products under the Calvin Klein brand, the Company’s major brand, accounted for $1,900,000 (75.6%), $1,700,000 (73.9%) and $1,500,000 (73.5%), respectively, of the Company’s net revenues.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company’s monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Amounts received by the Company from the licensing or sub-licensing of certain trademarks are initially recorded as deferred revenue on the Consolidated Balance Sheets and are recognized as revenue on a straight-line basis over the term of the licensing or sub-licensing agreement when the underlying royalties are earned.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less at the date of purchase.
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
Long-Lived Assets: Intangible assets primarily consist of licenses and trademarks. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years; others have indefinite lives. Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the “Effective Date”). Long-lived assets (including property, plant and equipment) and intangible assets existing at the Effective Date are recorded at fair value based upon the appraised value of such assets,

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts net of accumulated depreciation and amortization and net of any adjustments after the Effective Date for reductions in valuation allowances related to deferred tax assets arising before the Effective Date. Long-lived assets, including licenses and trademarks, acquired in business combinations after the Effective Date under the purchase method of accounting are recorded at their fair values, net of accumulated amortization since the acquisition date. Long-lived assets, including licenses and trademarks, acquired in the normal course of the Company’s operations are recorded at cost, net of accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized and amortized, where appropriate, through the extension or renewal period of the asset.
The Company determines the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue, profitability and cash flows of the business unit utilizing such assets and the expected future life of such assets. In the case of reacquired rights intangible assets, the fair value is determined based on the period over which the reacquired rights would have extended. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates. Adjustments to the preliminary estimates of fair value that are made within one year of an acquisition date are recorded as adjustments to goodwill. Subsequent adjustments are recorded in earnings in the period of the adjustment.
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
During the fourth quarters of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company conducted its annual evaluation of its finite-lived intangible assets and the long-lived assets of its retail stores for impairment. For Fiscal 2011, the Company recorded an impairment charge of $35,225 as part of its restructuring and other exit costs within amortization of intangible assets (see Note 4 — Restructuring Expense and Other Exit Costs and Note 10- Intangible Assets and Goodwill of Notes to Consolidated Financial Statements) in connection with its CK/Calvin Klein bridge business. No impairment charges were recorded related to the Company’s finite-lived intangible assets for Fiscal 2010 or Fiscal 2009. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company determined that the long-lived assets of 27, 10 and 2 retail stores, respectively, were impaired, based on the valuation methods described above. The Company recorded impairment charges of $5,950, $1,933 and $160, respectively, within selling, general and administrative expense .The portion of those impairment charges related to stores which management has either closed or expects to close was $5,482, 1,621 and $160 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and was recorded as restructuring and other exit costs within selling, general and administrative expense (see Note 4 of Notes to Consolidated Financial Statements —Restructuring Expense and Other Exit Costs). The fair values thus determined are categorized as level 3 (significant unobservable inputs) within the fair value hierarchy (see Note 16 of Notes to Consolidated Financial Statements).

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
Goodwill impairment is determined using a two-step process. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 31, 2011, the Company’s reporting units for purposes of applying the goodwill impairment test were: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers ® business units) and Calvin Klein Underwear, both of which were one reporting level below the Intimate Apparel Group operating segment; Calvin Klein Jeans and Chaps®, both of which were one reporting level below the Sportswear Group operating segment and Swimwear, comprising the Swimwear Group operating segment. In connection with a business combination, goodwill is assigned to a reporting unit based upon the proportion of projected net sales of the products in each reporting unit of the acquired entity.
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
During the fourth quarters of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as the weighted average of both an income approach, based on discounted cash flows using the Company’s weighted average cost of capital of 15.0% (Fiscal 2011), 14.5% (Fiscal 2010) or 15.0% (Fiscal 2009), and a market approach, using inputs from a group of peer companies. The Company did not identify any reporting units that failed or were at risk of failing the first step of the goodwill impairment test (comparing fair value to carrying amount) during Fiscal 2011, Fiscal 2010 or Fiscal 2009.
Intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value, as for goodwill. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. The estimates and assumptions used in the determination of the fair value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, no impairment charges were recorded related to the Company’s indefinite-lived intangible assets.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Property, Plant and Equipment: Property, plant and equipment as of December 31, 2011 and January 1, 2011 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. The estimated useful lives of property, plant and equipment are summarized below:

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
The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company continues to monitor its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Operations and are classified on the Consolidated Balance Sheets with the related liability for unrecognized tax benefits.
Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement that had completed service prior to January 1, 2003 (see Note 7 of Notes to Consolidated Financial Statements). The measurement date used to determine benefit information is the Company’s fiscal year end.
The assumptions used with respect to the Pension Plan (as defined below), in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the Pension Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated “Aa” or higher by Moody’s or Standard & Poors Investors Services) which matches the projected benefit payments and duration of obligations for participants in the Pension Plan. The Company believes that a discount rate of 5.20% for Fiscal 2011 reasonably reflects current market conditions and the characteristics of the Pension Plan.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company’s estimated long-term rate of return on Pension Plan assets for Fiscal 2011 was 7.0%, which was based upon the average of (i) the actual net returns realized by the Pension Plan’s assets from September 2002 to December 31, 2011 and (ii) the return expected to be earned in the future. Estimation of future returns are based on a model that incorporates expectations of long-term capital market returns of a managed portfolio similar to the targeted mix of Pension Plan assets. Such estimated future rate of return is then reduced to reflect administrative expenses that are associated with providing plan benefits and which are expected to be paid by the Pension Plan. The Company’s estimated long-term rate of return on Pension Plan assets for Fiscal 2011 will be used to determine estimated pension expense for interim periods in the year ending December 29, 2012.
The investments of the Pension Plan are stated at fair value based upon quoted market prices or other observable inputs, if available. The Pension Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value based on the net asset valuations as reported by each fund’s administrators to the Pension Plan trustee. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.
Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.
The Company uses a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in actuarial assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (“Accelerated Method”) to account for its defined benefit pension plans. The projected asset return rate for Fiscal 2011 was 7%, which will be used to determine estimated pension expense for interim periods in the year ending December 29, 2012. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method is preferable because the pension liability using the Accelerated Method approximates fair value.
The Company recognizes one-quarter of its estimated annual pension expense (income) in each of its first three fiscal quarters. Estimated pension expense (income) consists of the interest cost on projected benefit obligations for the Pension Plan, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate from one fiscal year to the next) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its Consolidated Statement of Operations. The Company recognizes the funded status of its pension and other post-retirement benefit plans in the Consolidated Balance Sheets.
The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and the U.S. Internal Revenue Code of 1986, as amended. The Company’s cash contribution to the Pension Plan for Fiscal 2011 was $9,450 and is expected to be approximately $20,555 in the fiscal year ending December 29, 2012. See Note 7 of Notes to Consolidated Financial Statements.
Stock-Based Compensation: In accounting for equity-based compensation awards, the Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black- Scholes-Merton model uses assumptions which involve estimating future uncertain events. The Company is required to make significant judgments regarding these assumptions, the most significant of which are the stock price volatility, the expected life of the option award and the risk-free rate of return.
•	In determining the stock price volatility assumption used, the Company considers the historical volatility of its own stock price, based upon daily quoted market prices of the Company’s common stock (“Common Stock”) on the New York Stock Exchange and, prior to May 15, 2008, on the NASDAQ Stock Market LLC, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. A higher volatility input to the Black-Scholes-Merton model increases the resulting compensation expense.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
•	Expected option life is the period of time from the grant date to the date on which an option is expected to be exercised. The Company used historical data to calculate expected option life (which yielded an expected life of 4.1 years, 4.2 years and 3.72 years for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively). A shorter expected term would result in a lower compensation expense.

•	The Company’s risk-free rate of return assumption for options granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was equal to the quoted yield for U.S. treasury bonds as of the dates of grant.
Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis (see below for additional factors related to recognition of compensation expense). The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data of awards that were cancelled prior to vesting. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in the Company’s estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.
On an annual basis, beginning in March 2010, share-based compensation awards granted to certain of the Company’s executive officers under the 2005 Stock Incentive Plan included performance-based restricted stock/restricted unit awards (“Performance Awards”) in addition to the service-based stock options and restricted stock awards of the types that had been granted in previous periods. See Note 13 of Notes to Consolidated Financial Statements. The Performance Awards cliff-vest three years after the grant date and are subject to the same vesting provisions as awards of the Company’s regular service-based restricted stock/restricted unit awards. The final number of Performance Awards that will be earned, if any, at the end of the three-year vesting period will be the greatest number of shares based on the Company’s achievement of certain goals relating to cumulative earnings per share growth (a performance condition) or the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s Common Stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) (a market condition) measured from the beginning of the fiscal year of grant to the end of the fiscal year that is three years later (the “Measurement Period”). The total number of Performance Awards earned could equal up to 150% of the number of Performance Awards originally granted, depending on the level of achievement of those goals during the Measurement Period.
The Company records stock-based compensation expense related to the Performance Awards ratably over the requisite service period based on the greater of the estimated expense calculated under the performance condition or the grant date fair value calculated under the market condition. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Under the performance condition, the estimated expense is based on the grant date fair value (the closing price of the Company’s Common Stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition ($3,245 for the March 2011 Performance Awards and $2,432 for the March 2010 Performance Awards) is based upon a Monte Carlo simulation model, which encompasses TSR’s during the Measurement Period, including both the period from the beginning of the fiscal year of grant to the grant date, for example, March 3, 2010, for which actual TSR’s are calculated, and the period from the grant date to the end of the third fiscal year from the beginning of the fiscal year of grant, for example the end of the year ending December 29, 2012, a total of 2.83 years (the “Remaining Measurement Period”), for which simulated TSR’s are calculated.
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
Beginning in March 2010, for certain employee stock-based compensation awards, the Company’s Compensation Committee approved the incorporation of a Retirement Eligibility feature such that an employee who has attained the age of 60 years with at least five years of continuous employment with the Company will be deemed to be “Retirement Eligible”. Awards granted to Retirement Eligible employees will continue to vest even if the employee’s employment with the Company is terminated prior to the award’s vesting date (other than for cause, and provided the employee does not engage in a competitive activity). As in previous years, awards

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
granted to all other employees (i.e. those who are not Retirement Eligible) will cease vesting if the employee’s employment with the Company is terminated prior to the awards vesting date. Stock-based compensation expense is recognized over the requisite service period associated with the related equity award. For Retirement Eligible employees, the requisite service period is either the grant date or the period from the grant date to the Retirement Eligibility date (in the case where the Retirement Eligibility date precedes the vesting date). For all other employees (i.e. those who are not Retirement Eligible), as in previous years, the requisite service period is the period from the grant date to the vesting date. The Retirement Eligibility feature was not applied to awards issued prior to March 2010. The increase in stock-based compensation expense recorded during Fiscal 2010 of approximately $8,100, from Fiscal 2009, primarily related to the Retirement Eligibility feature described above.
Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $125,414, $126,465 and $100,188, respectively. Cooperative advertising expenses for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $28,705, $27,936 and $21,583, respectively. At December 31, 2011 and January 1, 2011, prepaid advertising costs recorded on the Consolidated Balance Sheets were $9,262 and $10,736, respectively.
Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $65,688, $61,190 and $52,260, respectively.
Leases: The Company recognizes rent expense for operating leases, where the amount of rental payments over the term of the lease is stated in the lease agreement, on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the life of the lease beginning on the date the Company takes possession of the property. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of renewal options is at the Company’s sole discretion. The expected lease term is used to determine whether a lease is operating or capital and is used to calculate the straight-line rent expense. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within other long-term liabilities. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and classified as other long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. Penalties paid to landlords to terminate a lease before the contractual end date of the lease are recognized on an undiscounted basis in the Consolidated Statements of Operations. The rental payments for certain leases are contingent on a percentage of net sales during a given month. Rent expense for those leases is recognized as incurred based on actual net sales.
Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense, net.
Derivative Financial Instruments: The Company is exposed to foreign exchange risk primarily related to fluctuations in foreign exchange rates between the U.S. dollar and the Euro, Canadian dollar, Korean won, Mexican peso, Brazilian real, Indian rupee, Chinese yuan, British pound and Singaporean dollar. The Company’s foreign exchange risk includes U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and inter-company loans and payables by subsidiaries whose functional currencies are the Euro, Canadian dollar, Korean won, Mexican peso or British pound. The Company or its foreign subsidiaries enter into foreign exchange forward contracts and zero-cost collar option contracts, to offset its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.
The Company is exposed to interest rate risk, primarily related to changes in the London Interbank Offered Rate (“LIBOR”), on the portion of the 2011 Term Loan (defined below) that is not subject to the interest rate cap (see Note 12 of Notes to Consolidated Financial Statements). The 2011 Term Note bears interest at LIBOR (with a floor of 1.00%) plus a margin of 2.75%. The Company has entered into an interest rate cap on $120,000 notional amount (of the total $200,000 principal amount) of the 2011 Term Loan. The interest rate cap limits the LIBOR portion of interest expense to 1.00%.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company designates (i) foreign currency forward contracts related to purchase of inventory or payment of minimum royalty and advertising costs and (ii) interest rate caps, as cash flow hedges if the following requirements are met: (i) at the inception of the hedge there is formal documentation of the hedging relationship, the entity’s risk management objective and strategy for undertaking the hedge, the specific identification of the hedging instrument, the hedged transaction and how the hedging instrument’s effectiveness in hedging exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed; (ii) the hedge transaction is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk and (iii) the occurrence of the forecasted transaction is probable.
The Company designates foreign exchange forward contracts, that are entered into by the Company’s subsidiaries, related to the purchase of inventory or the payment of minimum royalties and advertising costs as cash flow hedges, with gains and losses accumulated on the Balance Sheet in Accumulated Other Comprehensive Income (“AOCI”) and recognized in Cost of Goods Sold (“COGS”) in the Statement of Operations during the periods in which the underlying transactions occur. Foreign exchange forward contracts, entered into by foreign subsidiaries that do not qualify for hedge accounting, and those entered into by Warnaco on behalf of a subsidiary, related to inventory purchases, payment of minimum royalties and advertising costs and zero-cost collars or forward contracts related to inter-company loans or payables are considered to be economic hedges for accounting purposes. Gain or loss on the underlying foreign-denominated balance or future obligation would be offset by the loss or gain on the forward contract. Accordingly, changes in the fair value of these economic hedges are recognized in earnings during the period of change.
Gains and losses on economic hedges that are forward contracts are recorded in Other loss (income) in the Consolidated Statements of Operations. Gains and losses on zero cost collars that are used to hedge changes in inter-company loans and payables are included in Other loss (income) or selling, general and administrative expense, respectively, on the Consolidated Statements of Operations.
The Company formally assesses, both at the inception of and on an ongoing basis, for cash flow hedges of fluctuations in foreign currency rates, whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates using the Dollar-Offset Analysis, which compares (a) the cumulative changes since inception of the amount of dollars maturing under that dollar forward purchase contract to (b) the cumulative changes since inception of the contract in the amount required for hedged transaction. Changes in the time value (difference between spot and forward rates) are not excluded from the assessment of effectiveness.
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
The Company designates its deferred premium interest rate cap as a cash flow hedge of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00% (see Note 12 of Notes to Consolidated Financial Statements). The interest rate cap is a series of 27 individual caplets that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. If three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the reset rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the bank that issued the interest rate cap. If LIBOR resets below the strike price no payment is made by the bank that issued the interest rate cap. However, the Company would still be responsible for payment of the deferred premium. At the inception of the hedging relationship, the fair value of the interest rate cap of $14,395 was allocated to the respective caplets within the interest rate cap on a fair value basis. To the extent that the interest rate cap contracts are effective in offsetting that variability, changes in the interest rate cap’s fair value will be recorded in AOCI in the Company’s Consolidated Balance Sheets and subsequently recognized in interest expense in the Consolidated Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.
The Company deems that the interest rate cap will be perfectly effective throughout its term because:
1.	The critical terms of the hedging instrument (such as notional amount, interest rate, and maturity date, etc.) completely match the related terms of the hedged forecasted transaction (such as, notional amount, LIBOR interest rate and expected dates of the hedged transaction, etc.);

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
2.	The strike price of the hedging option (or combination of options) matches the specified level beyond which the entity’s exposure is being hedged. This amount is the excess of LIBOR over 1.00% for both the interest rate cap and the hedged debt;

3.	The hedging instrument’s cash flows at its maturity date completely offset the change in the hedged transaction’s cash flows for the risk being hedged. At the maturity date of the each of the caplets in the interest rate cap, the caplet will pay the Company the excess of LIBOR over 1.00% and, therefore, will limit the Company’s interest rate exposure to 1.00% (after the Company pays LIBOR on the hedged debt on those same dates); and

4.	The hedging instrument can be exercised only on a single date—its contractual maturity date. (This condition is consistent with the entity’s focus on the hedging instrument’s terminal value). The interest rate cap allows exercise only on the maturity date of each caplet (which matches the dates on which interest payments are due on the hedged debt).
The Company discontinues hedge accounting prospectively when it is determined that (i) a derivative is not, or has ceased to be, highly effective as a hedge, (ii) when a derivative expires or is terminated or (iii) whenever it is probable that the original forecasted transactions will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. When the Company discontinues hedge accounting because of reasons (i) or (ii) or it is no longer probable that the forecasted transaction will occur in the originally expected period but will occur with two months from that time, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within a two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income.
Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company’s foreign operations at current rates of exchange. Assets and liabilities of the Company’s foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders’ equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from or to foreign subsidiaries are included in Other loss (income) or selling, general and administrative expense, as appropriate, and are recognized in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company’s foreign operations are translated using monthly average exchange rates.
Litigation Reserves: The Company is involved, or may become involved in the future, in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. Accruals are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The Company reviews these reserves at least quarterly and adjusts these reserves to reflect current law, progress of each case, opinions and views of legal counsel and other advisers, the Company’s experience in similar matters and intended response to the litigation. The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings are included in Accrued liabilities in the Consolidated Balance Sheets.
Subsequent Events: The Company has evaluated events and transactions occurring after December 31, 2011 for potential recognition or disclosure in the Consolidated Financial Statements. See Notes 4,10 and 19 of Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements:
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
During May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies that the concept that the fair value of an asset is based on its highest and best use is only relevant when measuring the fair value of nonfinancial assets (and therefore would not apply to financial assets or any liabilities) since financial assets have no alternative use. The new guidance specifies that financial assets are measured based on the fair value of an individual security unless an entity manages its market risks and/or counterparty credit risk exposure within a group (portfolio) of financial instruments on a net basis. ASU 2011-4 requires the following new disclosures related to the Company’s assets and liabilities that are measured at and/or disclosed at fair value: (1) the categorization in the fair value hierarchy of all assets and liabilities that are not measured at fair value on the balance sheet but for which the fair value is required to be disclosed (such as the disclosure of the fair value of long-term debt that is recorded at amortized cost on the balance sheet); (2) all, not just significant, transfers between Level 1 and Level 2 fair value measurements; (3) the reason(s), if applicable, why the current use of a nonfinancial asset, that is recorded or disclosed at fair value, differs from its highest and best use; and (4) certain quantitative and qualitative disclosures related to Level 3 fair value measurements. Assets and liabilities of the Company’s defined benefit pension plans (see Note 8 of Notes to Consolidated Financial Statements) are not subject to any of these new disclosure requirements. The new requirements are effective for the Company for interim and annual periods beginning on or after January 1, 2012 and will be required prospectively upon adoption. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial position, results of operations or cash flows.
During June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the Company to present items of net income and other comprehensive income in a Statement of Comprehensive Income; either in one continuous statement or in two separate, but consecutive, statements of equal prominence. Presentation of components of comprehensive income in the Statement of Stockholders’ Equity will no longer be allowed. Earnings-per-share computation will continue to be based on net income. Components of other comprehensive income will be required to be presented either net of the related tax effects or before the related tax effects with one amount reported for the tax effects of all other comprehensive income items. The Company will also be required to present parenthetically on the face of the statement, or to disclose in the footnotes, the tax allocated to each component of other comprehensive income. ASU 2011-05, as issued, required the Company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. However, in November 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05”, which deferred the effective date of that portion of ASU 2011-05 to reinstate the requirements to present reclassification adjustments either on the face of the financial statement where comprehensive income is reported or disclose reclassification adjustments in the notes to the financial statements. The new requirements and the deferral are effective for all interim and annual periods beginning on or after January 1, 2012. Comparative financial statements of prior periods will be presented to conform to the new guidance. The Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material effect on its financial position, results of operations or cash flows.
During September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first perform a “qualitative” assessment to determine whether further quantitative impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt as of the fourth quarter of 2011. The Company intends to adopt ASU 2011-08 for the year ending December 29, 2012.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 2—Acquisitions
During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company acquired the businesses described below. The acquisitions were accounted for as business combinations and the operating results of the acquired businesses were consolidated into the Company’s operations and financial statements from their respective acquisition dates. The following acquisitions were deemed not to be material for accounting purposes from a financial disclosure perspective, either individually or in the aggregate. The acquisitions were consummated as part of the Company’s strategic goal of expanding its international direct to consumer business.
2011
Redeemable Non-Controlling Interest — Joint Venture in India
On July 8, 2011, the Company acquired a controlling interest (51%) in the equity of a joint venture with a distributor of its Calvin Klein products in India for cash consideration of approximately $17,771, net of cash acquired of $2,629. In addition, on July 8, 2011, the Company loaned one of the non-controlling shareholders in the joint venture $6,000 which accrues interest at a rate of 5.0% per annum (which loan is collateralized by the non-controlling shareholders’ equity interest in the joint venture). Principal is due on July 8, 2016, the maturity date of the loan, or sooner if the Company purchases the shares of the non-controlling shareholder. Interest on the loan is payable in arrears on the last day of each calendar year.
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
Due to the inclusion of a put option in the Shareholders’ Agreement, the Company is accounting for the joint venture as a redeemable non-controlling interest in accordance with ASC 480-10-S99-3A, Distinguishing Liabilities from Equity. The redeemable non-controlling interest is classified as temporary equity and is presented in the mezzanine section of the Company’s Consolidated Balance Sheets between liabilities and equity at its redemption value. The estimate of the initial carrying value of the non-controlling interest on July 8, 2011 of $15,200 was its fair value as determined using a discounted cash flow model with a discount rate of 27% and additional discounts for lack of marketability and lack of control by the non-controlling shareholders.
Since it is probable that the non-controlling interest will become redeemable in the future, based on the passage of time, subsequent changes in the redemption value (fair value) of the redeemable non-controlling interest will be recognized immediately as they occur and the carrying amount of the redeemable non-controlling interest will be adjusted to equal the fair value at the end of each reporting period. Thus, the end of each reporting period is viewed as the redemption date. The adjustment to the carrying amount will be determined after attribution of net income or net loss of the non-controlling interest. The offset to the adjustment to the carrying amount of the redeemable non-controlling interest will be retained earnings of the Company. The adjustment to the carrying amount will not impact net income or comprehensive income in the Company’s Consolidated Financial Statements and will not impact earnings per share since the shares of the redeemable non-controlling interest are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable non-controlling interest is recorded on the Consolidated Balance Sheets cannot be less than the initial amount of $15,200. At December 31, 2011, the fair value (redemption value) of the redeemable non-controlling interest was $15,200.
As of December 31, 2011, the Company has recorded an amount of $32,828 for Goodwill in connection with the acquisition of its controlling interest in the joint venture. Goodwill represents synergies and economies of scale resulting from the business combination as well as the value of the business established by the Indian partners before formation of the joint venture, including business relationships, opening stores and hiring of an assembled workforce (see Note 10 of Notes to Consolidated Financial Statements).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
On July 8, 2011, subsequent to the formation of the joint venture, Calvin Klein Inc. (“CKI”) agreed to amend certain licenses with the Company related to territories in Asia to include the territory of India. The amendments allow the Company to develop, manufacture, distribute and market Calvin Klein Jeans products (including Jeans apparel, Jeans accessories and “bridge” merchandise) in India through 2046 (see Trademarks and Licensing Agreements in this Annual Report on Form 10-K). The Company accounted for rights received to the territory of India as an intangible asset, which was recorded at estimated cost (see Note 10 of Notes to Consolidated Financial Statements). Changes in the estimate of the cost will be reflected as a change in the carrying amount of the intangible asset.
Business in Asia
On January 3, 2011, the Company acquired certain assets, including inventory and leasehold improvements, and acquired the leases, of the retail stores from its Calvin Klein distributor in Taiwan for cash consideration of approximately $1,450.
2010
Businesses in Europe and Asia
On October 4, 2010, the Company acquired the business of a distributor of its Calvin Klein products in Italy, for which total cash consideration was approximately €16,200 ($22,400 based on currency exchange rates at the time of acquisition). On April 29, 2010 and June 1, 2010, the Company acquired the businesses of distributors of its Calvin Klein Jeans and Calvin Klein Underwear products in Singapore and the People’s Republic of China, respectively, for total cash consideration of $8,600.
2009
Remaining Non-controlling Interest and Retail Stores in Brazil
During the fourth quarter of 2009, the Company finalized agreements to acquire the remaining 49% of the equity of its Brazilian subsidiary WBR Industria e Comercio de Vestuario S.A. (“WBR”) and acquired the assets and assumed the leases of eight retail stores that sell Calvin Klein products (including jeanswear and underwear) in Brazil, effective October 1, 2009. Prior to the consummation of the acquisition of the remaining 49% of the equity of WBR, WBR paid a dividend of 7,000 Brazilian real (approximately $4,000, based on the currency exchange rate at the time of the dividend), representing the distribution of the selling partners’ accumulated equity in WBR through September 30, 2009. As consideration for the acquisition of the equity of WBR and the retail stores, the Company made an initial payment of 21,000 Brazilian real (approximately $12,000 based on the currency exchange rate on the date of acquisition). In addition, the Company is required to make three payments, contingent on the operating activity of WBR through the fourth quarter of Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively. Based on the operating income achieved by WBR in the fourth quarter of 2009, the first contingent payment of 6,000 Brazilian real (approximately $3,400) was paid by March 31, 2010. The Company made the second contingent payment of 18,500 Brazilian real (approximately $11,470 as of March 31, 2011), based on the operating results of WBR for Fiscal 2010, on March 31, 2011 and expects to make the third contingent payment of 18,500 Brazilian real ($9,916 as of December 31, 2011), based on the operating results of WBR for Fiscal 2011, by March 31, 2012. During Fiscal 2010, the Company revised its estimate of the total of such three additional contingent annual payments from the initial estimate of 40,000 Brazilian real, as estimated on the date of acquisition, to the maximum aggregate contingent payout of 43,000 Brazilian real (approximately $24,000 based on currency exchange rates at October 2, 2010), which revised estimate was maintained for Fiscal 2011.
Businesses in Chile and Peru
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
Note 3—Dispositions and Discontinued Operations
Calvin Klein Golf and Calvin Klein Collection businesses: During the third quarter of Fiscal 2009, the Company discontinued its Calvin Klein Golf (“Golf”) business and classified as available for sale, its Calvin Klein Collection (“Collection”) business, both of which operated in Korea. As a result, those business units have been classified as discontinued operations for all periods presented. During the third quarter of Fiscal 2009, the Company wrote off the carrying value of the Golf license of $792. In addition, the Company reclassified, as discontinued operations, net revenues of $155 and expenses of $353 for Fiscal 2009 in connection with the shutdown of the Golf business. During Fiscal 2010 and Fiscal 2009, the Company reclassified, as discontinued operations, net revenues of $1,754 and $2,305 and expenses of $2,372 and $3,062, respectively, in connection with the shutdown of the Collection business. The Collection business was sold to a third party during Fiscal 2010.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Designer Swimwear brands (except for Calvin Klein): During Fiscal 2007, pursuant to an initiative to exit the Swimwear Group’s private label and designer swimwear businesses (except Calvin Klein swimwear), the Company disposed of its OP women’s and junior swimwear businesses. As a result, the OP women’s and junior’s business has been classified as discontinued operations as of December 31, 2011 and January 1, 2011. The Company had operated the OP women’s and junior’s swimwear business under a license it was granted in connection with the Company’s sale of its OP business including the associated trademarks and goodwill in 2006. During February 2011, the Company and Doyle & Bossiere Fund I LLC (“Doyle”) reached a settlement agreement and mutual release related to the OP Action (defined below) (see Note 19 of Notes to Consolidated Financial Statements — Legal Matters). As a result, the Company recorded a pre-tax charge of $8,000 in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010 (bringing the Company’s total accrual in relation to the OP Action to $15,000 as of January 1, 2011). On February 16, 2011, the Company paid this amount ($15,000) in full and final settlement of the action in accordance with the terms of the settlement agreement and mutual release.
Lejaby Sale: On February 14, 2008, the Company entered into a stock and asset purchase agreement with Palmers Textil AG (‘‘Palmers’’) whereby, effective March 10, 2008, Palmers acquired the Lejaby business for a base purchase price of €32,500 (approximately $47,400) payable in cash and €12,500 (approximately $18,200) evidenced by an interest free promissory note (payable on December 31, 2013), subject to certain adjustments, including adjustments for working capital. As a result, the Lejaby business has been classified as a discontinued operation for financial reporting purposes. During Fiscal 2009, the Company recorded a charge of $3,423 related to the correction of an error in amounts recorded in prior periods relating to the Lejaby sale. See Note 6 of Notes to Consolidated Financial Statements. During January 2011, prior to the filing of the Company’s Annual Report on Form 10-K for Fiscal 2010, the Company received notification from Palmers of a French tax liability of the Company’s previously-owned Lejaby business associated with a pre-sale tax period. As a result, the Company recorded a pre-tax charge of approximately $3,000 in the Loss from discontinued operations line item in its Consolidated Statement of Operations for Fiscal 2010. See also Note 19 of Notes to Consolidated Financial Statements regarding a dispute between the Company and Palmers pertaining to certain receivables related to the sale of the Lejaby business.
Summarized operating results for the discontinued operations are as follows:

	Fiscal 2011		Fiscal 2010	Fiscal 2009
Net revenues	$—		$1,355	$3,083

Loss before income tax provision (benefit)	$(5,090	) (a)	$(12,814)	$(6,079	) (b)
Income tax provision (benefit)	(288)		(3,597)	148

Loss from discontinued operations	$(4,802)		$(9,217)	$(6,227)

(a)	includes a charge of approximately $3,900 in connection with the Lejaby business (See Note 19 of Notes to Consolidated Financial Statements — Legal Matters).
(b)	includes a charge of $3,423 related to the correction of an error in amounts recorded in prior periods. See Note 6 of Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The assets and liabilities of the discontinued operations at December 31, 2011 and January 1, 2011 are presented in the Consolidated Balance Sheets as follows:

	December 31,	January 1, 2011
	2011(a)	(a)
Accounts receivable, net	$—	$18
Prepaid expenses and other current assets	—	107

Assets of discontinued operations	$—	$125

Accounts payable	$5	$32
Accrued liabilities	6,792	18,768

Liabilities of discontinued operations	$6,797	$18,800

(a)	Includes assets and liabilities related to the businesses that were discontinued in 2009, 2008 and 2007.
Note 4—Restructuring Expense and Other Exit Costs
During Fiscal 2011, the Company incurred restructuring charges and other exit costs of $60,939 primarily related to (i) an impairment charge associated with its CK/Calvin Klein “bridge” business ($35,225); (ii) the rationalization and consolidation of the Company’s international operations ($8,428); (iii) job eliminations in the U.S. ($3,074); (iv) impairment charges related to retail stores that will be closed in the year ending December 29, 2012 ($5,482); (v) lease contract termination costs in connection with retail store, office and warehouse closures ($8,313) and (vi) other exit costs ($417).
During Fiscal 2010, the Company incurred restructuring charges and other exit costs of $9,809, primarily related to (i) costs associated with workforce reductions, including current year job eliminations and the remainder of the Company’s effort to align its cost structure to match economic conditions ($2,279); (ii) the rationalization and consolidation of the Company’s European operations ($1,757); (iii) impairment charges related to retail stores that will be closed in Fiscal 2011 ($1,621); (iv) lease contract termination costs in connection with retail store and warehouse closings ($4,120) and (v) other exit costs ($32).
During Fiscal 2009, the Company incurred restructuring charges of $12,126, primarily related to (i) the workforce reduction in both the Company’s domestic and foreign operations in order to align the Company’s cost structure to match current economic conditions ($7,110); (ii) the rationalization and consolidation of the Company’s European operations ($1,230); and (iii) other exit activities, including contract termination costs, legal and other costs ($3,786).
Each of the restructuring activities is described below:
Impairment charge related to the CK/Calvin Klein bridge business: — The Company’s license agreement to operate the “bridge” apparel business in Europe (the “CK/Calvin Klein “bridge” Apparel License”) requires the Company to, among other things, meet certain minimum sales thresholds for the two consecutive annual periods of 2010 and 2011. During Fiscal 2010 and Fiscal 2011, the Company did not achieve the aforementioned minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the bridge business. The Company has begun discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s bridge business to CKI. Based on the factors described above, during the finalization of its financial statements for Fiscal 2011, the Company has recorded a non-cash impairment charge of $35,225 related to its licenses to operate the “bridge” business. See Note 10— Intangible Assets and Goodwill of Notes to Consolidated Financial Statements.
The rationalization and consolidation of the Company’s international operations: Actions taken to date include (i) the transfer of the Company’s Canadian administrative operations to a shared services center in the U.S.; (ii) the relocation of warehouse and distribution facilities from Italy to a new site in the Netherlands; (iii) consolidation of certain sales functions across Europe; as well as (iv) the consolidation of certain administrative and support functions across Europe into one shared service center located in the Netherlands. The charges are primarily associated with employee termination costs (related to 169 employees, 20 employees and 14 employees, in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively) and moving, consulting and professional fees related to this initiative.
Workforce reduction: During Fiscal 2009 the Company reduced its workforce, (232 employees in both the Company’s domestic and foreign operations) at a cost of approximately $7,110 in order to align its cost structure to match current economic conditions. During Fiscal 2010, the final charges related to this initiative were made as well as charges related to certain current year job eliminations and an initiative to consolidate certain front and back office operations in Mexico, Central and South America, at a cost of $2,279. During 2011, current year job eliminations in the U.S. (59 employees) resulted in a cost of $3,074.
Charges related to store closings: During Fiscal 2011, the Company recorded non-cash impairment charges totaling $5,482 related to retail stores that the Company either closed or expects to close. During Fiscal 2010, the Company recorded non-cash impairment charges totaling $1,621 related to store closures (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets for a description of the impairment testing of retail stores).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Restructuring charges have been recorded in the Consolidated Statements of Operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009, as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cost of goods sold	$1,893	$300	$1,764
Selling, general and administrative expenses (a)	59,046	9,509	10,362

	$60,939	$9,809	$12,126

Cash portion of restructuring items	$20,919	$8,883	$11,921
Non-cash portion of restructuring items	$40,020	$926	$205
Changes in liabilities related to restructuring are summarized below:

Balance at January 3, 2009	$5,925
Charges for Fiscal 2009	11,921
Cash reductions for Fiscal 2009	(14,402)
Non-cash changes and foreign currency effects	128

Balance at January 2, 2010	3,572
Charges for Fiscal 2010	8,883
Cash reductions for Fiscal 2010	(8,822)
Non-cash changes and foreign currency effects	(51)

Balance at January 1, 2011	3,582
Charges for Fiscal 2011	20,919
Cash reductions for Fiscal 2011	(15,454)
Non-cash changes and foreign currency effects	113

Balance at December 31, 2011 (b)	$9,160

(a)	Includes $35,225 recorded in amortization of intangible assets for Fiscal 2011.

(b)	Includes approximately $7,079 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and includes approximately $2,081 recorded in other long term liabilities which amounts are expected to be settled over the next two years.
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
Effective January 2, 2011, in conjunction with an evaluation of the Company’s overall group reporting and to reflect the manner in which the CODM currently evaluates the business, the Company revised its methodology for allocating certain corporate expenses (incurred in the U.S.) to the operating units in each of its business groups. The change in methodology resulted in an increase in the portion of corporate overhead allocated to the business groups for management reporting purposes as well as a change in the manner in which the corporate overhead is allocated between the domestic and international business units. Accordingly, the operating income (loss) for each group and Corporate/Other for Fiscal 2010 and Fiscal 2009 have been revised to conform to the Fiscal 2011 presentation. The revision of the operating income (loss) for each group and Corporate/Other did not have any effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements Cash Flows for any period presented in this Annual Report on Form 10-K.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of December 31, 2011, the Sportswear Group operated 610 Calvin Klein retail stores worldwide (consisting of 154 full price free-standing stores, 57 outlet free-standing stores, 398 shop-in-shop/concession stores and, in the U.S., one on-line internet store). As of December 31, 2011, there were also 393 retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of December 31, 2011, the Intimate Apparel Group operated 958 Calvin Klein retail stores worldwide (consisting of 109 full price free-standing stores, 61 outlet free-standing stores, 787 shop-in-shop/concession stores, and, in the U.S., one on-line internet store). As of December 31, 2011, there were also 222 Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.
The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. As of December 31, 2011, the Swimwear Group operated 191 shop-in-shop/concession stores, and in the U.S., one Speedo on-line internet store.
Information by business group, excluding discontinued operations, is set forth below:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Group Total	Corporate / Other	Total

Fiscal 2011
Net revenues	$1,305,769	$932,131	$275,488	$2,513,388	$—	$2,513,388
Operating income (loss) (f) (g)	80,641	133,755	28,067	242,463	(60,918)	181,545
Depreciation and amortization	72,831	21,254	2,413	96,498	1,368	97,866
Restructuring expense	45,884	6,556	7,533	59,973	966	60,939
Capital expenditures	26,662	26,170	435	53,267	2,103	55,370

Fiscal 2010
Net revenues	$1,204,065	$834,010	$257,676	$2,295,751	$—	$2,295,751
Operating income (loss) (b)	143,260	134,928	18,698	296,886	(49,075)	247,811
Depreciation and amortization (c)	33,489	18,158	2,330	53,977	1,388	55,365
Restructuring expense	1,818	3,596	3,582	8,996	813	9,809
Capital expenditures	33,640	12,789	564	46,993	3,270	50,263

Fiscal 2009
Net revenues	$1,044,892	$723,222	$251,511	$2,019,625	$—	$2,019,625
Operating income (loss) (a)(d)	118,477	116,269	16,168	250,914	(57,379)	193,535
Depreciation and amortization (e)	29,849	13,162	2,415	45,426	1,417	46,843
Restructuring expense	3,242	4,314	3,019	10,575	1,551	12,126
Capital expenditures	15,912	22,112	616	38,640	4,116	42,756

Balance Sheet
Total Assets:
Fiscal 2011	$994,425	$486,636	$148,982	$1,630,043	$117,807	$1,747,850
Fiscal 2010	995,475	381,371	154,831	1,531,677	121,595	1,653,272
Property, Plant and Equipment:
Fiscal 2011	$64,149	$43,966	$2,220	$110,335	$22,687	$133,022
Fiscal 2010	63,555	28,522	3,023	95,100	34,152	129,252

(a)	reflects a charge of $3,552 recorded during Fiscal 2009 related to the write down of inventory associated with the Company’s LZR Racer and other similar racing swimsuits. The Company recorded the write down as a result of the Federation Internationale de Natation’s ruling during Fiscal 2009 which banned the use of these types of suits in competitive swim events.

(b)	reflects the allocation of $9,892 of corporate expenses to the Sportswear Group ($6,924), the Intimate Apparel Group ($3,796) and the Swimwear Group (($828)), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011.

(c)	reflects the allocation of $1,635 of corporate depreciation and amortization expense to the Sportswear Group ($842), the Intimate Apparel Group ($615) and the Swimwear Group ($178), respectively, during Fiscal 2010 to conform to the presentation for Fiscal 2011.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

(d)	reflects the allocation of $6,664 of corporate expenses to the Sportswear Group ($4,698), the Intimate Apparel Group ($2,638) and the Swimwear Group (($672)), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(e)	reflects the allocation of $1,653 of corporate depreciation and amortization expense to the Sportswear Group ($876), the Intimate Apparel Group ($562) and the Swimwear Group ($215), respectively, during Fiscal 2009 to conform to the presentation for Fiscal 2011.

(f)	includes a gain of $2,000 in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2,000.

(g)	includes a gain of $1,630 related to the recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group, recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.
All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income after restructuring charges and shared services expenses but before unallocated corporate expenses.
The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Unallocated corporate expenses (a)	$32,349	$45,213	$31,360
Foreign exchange losses (gains)	165	(1,206)	2,627
Pension expense	26,069	2,867	20,424
Restructuring expense	967	813	1,551
Depreciation and amortization of corporate assets	1,368	1,388	1,417

Corporate/other expenses	$60,918	$49,075	$57,379

(a)	the decrease in unallocated corporate expenses for Fiscal 2011 compared to Fiscal 2010 is related primarily to (i) a net reduction in amounts accrued for employee compensation ($9,200) and (ii) a decline in general administrative and professional fees ($3,700). The increase in unallocated corporate expenses for Fiscal 2010 compared to Fiscal 2009 was primarily related to: (i) an increase in amounts accrued for performance-based employee compensation and other employee benefits ($10,100), (ii) an increase in share-based compensation expense due primarily to the addition of Retirement Eligibility provisions in the Fiscal 2010 awards ($4,500) (see Note 13 of Notes to Consolidated Financial Statements); (iii) an increase in professional fees ($1,500) and (iv) a charge for franchise taxes of $1,000, related to the correction of amounts recorded in prior periods (the amount was not material to any prior period).
A reconciliation of operating income from operating groups to income from continuing operations before provision for income taxes and non-controlling interest for Fiscal 2011, Fiscal 2010 and Fiscal 2009, is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating income by operating groups	$242,463	$296,886	$250,914
Corporate/other expenses	(60,918)	(49,075)	(57,379)

Operating income	181,545	247,811	193,535
Other loss	631	6,238	1,889
Interest expense	16,274	14,483	23,897
Interest income	(3,361)	(2,815)	(1,248)

Income from continuing operations before provision for income taxes and non-controlling interest	$168,001	$229,905	$168,997

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2011%		Fiscal 2010%		Fiscal 2009%
Net revenues:
United States	$1,013,239	40.3%	$1,008,167	44.0%	$916,691	45.4%
Europe	628,094	25.0%	576,644	25.1%	551,595	27.3%
Asia	499,499	19.9%	391,264	17.0%	322,890	16.0%
Mexico, Central and South America	240,262	9.5%	188,217	8.2%	119,149	5.9%
Canada	132,294	5.3%	131,459	5.7%	109,300	5.4%

	$2,513,388	100.0%	$2,295,751	100.0%	$2,019,625	100.0%

	December 31, 2011		January 1, 2011
Property, plant and equipment, net:
United States	$35,437	26.6%	$43,738	33.8%
Europe	56,933	42.8%	52,339	40.5%
All other	40,652	30.6%	33,175	25.7%

	$133,022	100.0%	$129,252	100.0%

Note 6—Income Taxes
The following presents the domestic and foreign components of income from continuing operations before provision for income taxes and non-controlling interest:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Income from continuing operations before provision for income taxes and non-controlling interest:
Domestic	$53,358	$70,997	$53,405
Foreign	114,643	158,908	115,592

Total	$168,001	$229,905	$168,997

The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$2,580	$393	$2,784
State and local	6,755	8,385	13,348
Foreign	44,014	50,139	30,663

Total current tax provision	53,349	58,917	46,795

Deferred:
Federal	14,208	22,680	21,241
State and local	(2,936)	2,699	(7,585)
Foreign	(27,981)	(2,583)	(671)
Valuation allowance increase (decrease)	(634)	394	4,492

Total deferred tax provision	(17,343)	23,190	17,477

Provision for income taxes	$36,006	$82,107	$64,272

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
Income from continuing operations before provision for income taxes and non-controlling interest:	$168,001		$229,905		$168,997

Income tax expense computed at U.S. statutory rate	58,800		80,467		59,149
State income taxes, net of federal benefit	2,447		8,193	(b)	3,647
Foreign taxes less than the U.S. statutory rate	(25,277	)(a)	(8,386)		(10,465)
Foreign income taxed in the US	531		508		2,428
Increase (Decrease) in valuation allowance	(634)		394		4,492
Cancellation of indebtedness recapture	—		—		3,606
Other, net	139		931		1,415

Provision for income taxes	$36,006		$82,107		$64,272	(c)

(a)	Includes an $10,900 tax benefit associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as a result of receiving a favorable ruling from that country’s taxing authority and a tax benefit of $7,300 related to a reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions.

(b)	Includes a tax charge of approximately $2,700 associated with the correction of an error in the 2006 through 2009 income tax provisions as a consequence of the loss of a credit related to prior year tax overpayments caused by the delayed filing of tax returns in a U.S. state taxing jurisdiction.

(c)	Includes a charge of approximately $3,600 in order to correct an error in prior period income tax provisions related to the recapture of cancellation of indebtedness income, which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The components of deferred tax assets and liabilities as of December 31, 2011 and January 1, 2011 were as follows:

	December 31, 2011	January 1, 2011
Deferred tax assets:
Inventory	$7,300	$7,010
Pension and post-retirement benefits	16,625	11,170
Advertising credits	1,381	—
Stock-based compensation	19,062	13,536
Reserves and accruals	50,352	47,225
Net operating losses	24,654	12,516
Other	22,410	18,672

	141,784	110,129
Valuation allowance	(17,975)	(18,513)

Subtotal	123,809	91,616

Gross deferred tax liabilities:
Depreciation and amortization	81,798	96,072

Subtotal	81,798	96,072

Deferred tax liability — net	$42,011	$(4,456)

Realization of Deferred Tax Assets
Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all available positive and negative evidence and records a valuation allowance for those deferred tax assets for which management does not anticipate future realization. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income requires significant judgment and takes into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2011, the Company determined that it is more likely than not that it will realize a benefit from its domestic federal and certain state deferred tax assets based on the criteria described above.
Domestically, the valuation allowance was approximately $7,200 and $6,700 as of December 31, 2011 and January 1, 2011, respectively, relating to certain of the Company’s state tax loss carryforwards, state tax credits, and deductible temporary differences. The increase in the valuation allowance relates to an increase in deductible temporary differences during Fiscal 2011. Internationally, the valuation allowance was approximately $10,700 and $11,800 as of December 31, 2011 and January 1, 2011, respectively. The decrease relates primarily to the release in the valuation allowance related to net operating losses where management has determined that it is more-likely-than-not that a tax benefit will be realized, offset by additional tax loss carryforwards generated during Fiscal 2011.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
During Fiscal 2009, in addition to the tax charge of approximately $3,600 discussed above, the Company also corrected certain of its assets recorded upon its emergence from bankruptcy on February 4, 2003 in accordance with fresh start accounting which resulted in the following adjustments to the Company’s Consolidated Statement of Operations for Fiscal 2009:
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
At December 31, 2011, the Company had U.S. NOL carryforwards of approximately $49,000 (including approximately $15,000 that is subject to Section 382, as described above) expiring in periods beginning in 2022 through 2027. The entire $49,000 of NOL carryforwards relates to stock-based compensation in excess of that recognized for financial reporting purposes and the tax benefit will be recorded as a direct addition to paid-in-capital when the utilization results in a reduction of current taxes payable. The Company had state and local NOL carryforwards of approximately $150,000 expiring in periods beginning in 2012 through 2030. The Company had foreign NOL carryforwards of approximately $87,000 of which $4,000 expire between the years 2016 and 2020 and $74,000 have an indefinite life.
At December 31, 2011, the Company had alternative minimum tax credit carryforwards of $3,600 which have an indefinite carryforward period. The Company has income tax credit carryforwards in certain foreign jurisdictions of $220 which have an indefinite carryforward period. The Company also had state tax credit carryforwards of $2,000 of which $50 expire beginning in 2012 through 2013, $1,550 expires beginning in 2014 through 2027, and $400 have an indefinite life.
Reinvestment of Foreign Earnings
As of December 31, 2011, the total amount of undistributed earnings of foreign subsidiaries was approximately $533,000.
At December 31, 2011, the Company had $232,500 in cash and cash equivalents, of which $216,300 was held by foreign subsidiaries. The Company currently intends that cash and cash equivalents held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Moreover, the Company does not currently intend to repatriate cash and cash equivalents held by foreign subsidiaries to the United States because cash generated from the Company’s domestic businesses and credit available under its domestic financing facilities are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the Company’s operations in the United States, the repatriation of such amounts to the United States would result in a significant incremental tax liability in the period the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the Company to fund its operations by the amount of taxes paid. Accordingly, no domestic deferred income tax provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.
Accounting for Uncertainty in Income Taxes
At December 31, 2011 the Company had gross tax-effected unrecognized tax benefits of $79,414, all of which if recognized, would impact the effective tax rate.
Tax Years Subject to Examination - The Company and its subsidiaries conduct business globally, and as a result file income tax returns in the United States, including various U.S. state and local jurisdictions, as well as in foreign jurisdictions. The Company’s income tax returns are routinely examined by the U.S. and international tax authorities including key jurisdictions such as Canada, the People’s Republic of China, the Netherlands, France, Italy, Hong Kong, Korea, Mexico and Brazil. In the U.S. the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2000. With respect to the Company’s major foreign jurisdictions, the Company is no longer subject to tax examinations by tax authorities for years before 1999. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.
Classification of Interest and Penalties - The Company recognizes penalties and interest accrued on uncertain tax positions in income tax expense. As of December 31, 2011 and January 1, 2011, total accrued interest and penalties were approximately $9,300 and $11,400, respectively and were recorded in both the current and non-current taxes payable. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recognized interest and penalties for uncertain tax positions of approximately $2,100 $4,400 and $2,500, respectively.
Tabular Reconciliation of Unrecognized Tax Benefit — The following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Fiscal 2011	Fiscal 2010		Fiscal 2009
Balance as of the beginning of the fiscal year	$86,556	$88,171		$85,968

Increases:

Tax Positions Taken — Current Year	2,179	4,711		8,210
Tax Positions Taken — Prior Year	593	6,590	(a)	6,495

Decreases:
Tax Positions Taken — Prior Year	(6,661)	(10,409	)(b)	(10,578)
Settlements During Year	(1,821)	(1,676)		(1,909)
Lapse of Statute of Limitations	(1,432)	(831)		(15)

Balance at the end of the fiscal year	$79,414	$86,556		$88,171

(a)	Included in Fiscal 2010 is an adjustment of approximately $3,500 related to uncertain tax positions which were excluded from the tabular rollforward presentation for uncertain tax positions in prior periods. The amounts were appropriately included in the “Other long-term liabilities” line item in the Company’s Consolidated Balance Sheet for all periods presented.

(b)	Included in Fiscal 2010 is an adjustment of approximately $7,000 related to cumulative accrued interest and penalties which were historically included in the tabular rollforward for uncertain tax positions. The amounts were appropriately included the Company’s Consolidated Balance Sheets for all periods presented.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
These items described above affect the tabular presentation for uncertain tax position disclosure only. The Company has determined that they are not material to any previously issued financial statements.
Anticipated Changes within Twelve Months — It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may change by a net decrease of $9,000 to $12,000. The reasons for such change includes but is not limited to tax positions expected to be taken during the year ending December 29, 2012, the reevaluation of current uncertain tax positions arising from developments, the finalization of tax examinations, and the closure of statutes.
Note 7—Employee Benefit and Retirement Plans
The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who had completed service prior to January 1, 2003 (the “Pension Plan”). The Company also sponsors defined benefit plans for certain of its United Kingdom and other European employees (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented. These pension plans are noncontributory and benefits are based upon years of service and average earnings as of the final year of employment. The Company also has health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the “Postretirement Plans”). The retiree medical plan that is part of the Postretirement Plans is, in most cases, contributory with retiree contributions adjusted annually.
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
A reconciliation of the balance of Pension Plan and Postretirement Plans benefit obligations follows:

	Pension Plan		Postretirement Plans
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Change in projected benefit obligations:
Benefit obligation at beginning of period	$161,896	$155,333	$4,569	$4,574
Service cost	—	—	81	86
Interest cost	9,173	9,241	236	258
Actuarial loss (a)	12,801	8,869	9	91
Benefits paid	(11,706)	(11,547)	(430)	(440)

Benefit obligation at end of period	$172,164	$161,896	$4,465	$4,569

(a)	The Pension Plan’s actuarial loss in Fiscal 2011 is due primarily to the loss related to the change in the discount rate ($10,575) and other actuarial losses ($2,226) during Fiscal 2011. The Pension Plan’s actuarial loss in Fiscal 2010 is due primarily to the loss related to the change in the discount rate ($5,000) and other actuarial losses ($3,900) during Fiscal 2010. The Postretirement Plans’ actuarial loss in Fiscal 2011 is primarily related to the change in the discount rate ($274) and other actuarial losses (($265)). The Postretirement Plans’ actuarial loss in Fiscal 2010 is primarily related to the change in the discount rate ($100) and other actuarial gains ($10).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A reconciliation of the change in the fair value of Pension Plan and Postretirement plans assets is as follows:

	Pension Plan		Postretirement Plans
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Fair value of plan assets at beginning of period	$127,694	$118,334	$—	$—
Actual return on plan assets	(4,076)	15,225		—
Employer’s contributions	9,450	5,682	430	440
Benefits paid	(11,706)	(11,547)	(430)	(440)

Fair value of plan assets at end of period	$121,362	$127,694	$—	$—

Unfunded status	$(50,802)	$(34,202)	$(4,465)	$(4,569)
Unrecognized net actuarial loss (gain)	—	—	67	(61)

Net amount recognized / Retirement obligations (a)	$(50,802)	$(34,202)	$(4,398)	$(4,630)

(a)	The net amount recognized for the Pension Plan as of December 31, 2011 is included in the Company’s Consolidated Balance Sheets in accrued pension obligations, within Accrued liabilities and Other long-term liabilities.
The components of net periodic cost for the Pension Plan and Postretirement Plans are as follows:

	Pension Plan			Postretirement Plans
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2011	Fiscal 2010	Fiscal 2009
Service cost	$—	$—	$—	$81	$86	$78
Interest cost	9,173	9,241	9,987	236	258	290
Expected return on plan assets	(9,107)	(9,270)	(7,867)	—	—	—
(Gain) loss on plan assets in excess of expected return	13,202	(5,974)	(9,164)	—	—	—
Net actuarial loss (a)	12,801	8,869	28,733	—	—	—
Amortization of prior service cost	—	—	—	(237)	(166)	(166)
Amortization of loss	—	—	—	47	56	2

Net cost (b)	$26,069	$2,866	$21,689	$127	$234	$204

(a)	The Pension Plan’s actuarial loss in Fiscal 2011 is due primarily to the loss related to the change in the discount rate ($10,575) and other actuarial losses ($2,226) during Fiscal 2011. The Pension Plan’s actuarial loss in Fiscal 2010 is due primarily to the loss related to the change in the discount rate ($5,000) and other actuarial losses ($3,900) during Fiscal 2010. The Pension Plan’s actuarial loss in Fiscal 2009 is due primarily to the loss related to the change in the discount rate ($26,800) and other actuarial losses ($1,900) during Fiscal 2009.

(b)	The Pension Plan’s net benefit (income) cost does not include (income) costs related to certain foreign defined benefit plans of $675, ($316) and ($816) in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as a component of net benefit (income) cost in the fiscal year ending December 29, 2012:

	Pension	Postretirement
	Plan	Plans
Initial net asset (obligation)	$—	$—
Prior service cost	—	(166)
Net loss	—	68

Total estimated amortization from Accumulated
Other Comprehensive Income for fiscal 2012	$—	$(98)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 18% of overall Pension Plan assets at December 31, 2011. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. The target allocations for Pension Plan assets are currently 45% equity securities, 20% fixed income securities and 35% to all other types of investments. However, at December 31, 2011, the actual allocation of Pension Plan investments was 62% equity securities, 32% fixed income securities and 6% to all other types of investments. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage backed securities, U.S. government bonds and U.S. Treasuries. Other types of investments include investments in limited partnerships that follow several different strategies. The Company reviews the performance of each investment manager on at least an annual basis. Underperforming investments are reallocated to other investments and fund managers. The Company is in the process of analyzing the risks to the Pension Plan from a series of asset/liability scenarios. The analysis will allow the Company to develop a plan to manage those risks, which may result in a change to the investment strategies of the Pension Plan and a change to the target allocation of its investments.
Investments in equity and fixed income securities are stated at fair value based upon quoted market prices or other observable inputs. Amounts for limited partnerships are not based on quoted market price but represent estimated fair value (see Valuation Techniques, below). The limited partnerships utilize a “fund of funds” approach resulting in diversified multi-strategy, multi-manager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements.
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
Valuation Techniques
The Company uses an independent pricing service to determine the fair values of the financial instruments held by the Pension Plan. The Company evaluates the reasonableness of these fair values by (i) obtaining the share prices for a sample of each type of investment in the portfolio from independent sources and comparing them to the share prices presented by the pricing service. A difference in share price that would result in a change of more than 5% of net assets of the Pension Plan investments is investigated to explain or correct the difference (such a difference has not been observed in the past); (ii) obtaining a detailed analysis (“deep dive”) of the methodology used by the pricing service for a sample of each category of financial instrument and (iii) by discussions with pricing service personnel. The deep dive analysis applies to level 2 securities and consists of the experts at the pricing service providing a detailed explanation of the exact method they used to price the specific security in the Company’s sample. This explanation includes details of similar securities observed, spreads or benchmark amounts calculated, yield curves applied and other models used to value the security. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service. The Company determines the level in the fair value hierarchy to which an investment is assigned based on the valuation technique used to obtain its fair value as well as the volume of transactions for that security on or close to the valuation date. Only securities with a high level of trading activity (more than 100,000 shares traded per day) are classified as level 1. The methodology used by the pricing service to determine prices for each category of financial instrument is as follows:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Corporate stocks and mutual funds: Securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, including American Depositary Receipts, they are categorized in Level 1 of the fair value hierarchy. If they are American Depositary Receipts that are not exchange-traded, the fair value meets the definition of Level 2 in the fair value hierarchy because their fair value is determined by multiplying the input observable prices by the ratio of the number of shares of the underlying security to the number of shares covered by the depositary certificate.
Corporate bonds: The fair value of corporate bonds is estimated using a discounted cash flow approach that is applied to the following inputs: (i) recently executed transactions in securities of the issuer or comparable issuers, (ii) market price quotations (where observable), (iii) bond spreads and (iv) fundamental data relating to the issuer. The calculation of fair value includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Corporate bonds are, therefore, categorized in Level 2 of the fair value hierarchy;
U.S. government securities: U.S. government securities are normally valued using a market approach that incorporates market observable data such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government securities are therefore, categorized in Level 2 of the fair value hierarchy;
U.S. government agencies: U.S. government agency securities are comprised of agency issued debt securities, which are generally valued in a manner similar to U.S. government securities. These securities are therefore, categorized in Level 2 of the fair value hierarchy;
Mortgage-backed securities: The fair value of mortgage- backed securities is estimated based on models that consider the estimated cash flows of each tranche of the entity, establishes a benchmark yield, and develops an estimated tranche specific spread to the benchmark yield based on the unique attributes of the tranche. The inputs for the predicted tranche cash flows and average life are (i) deal structure and cash flow details using the issue’s prospectus and (ii) projected prepayment speed for the underlying collateral. The model takes the average life for each tranche and matches it to the interpolated value of either a relevant constant maturity treasury or swap curve. Tranche specific spreads are applied to the benchmark yield. This value is then used to discount the cash flows to generate an evaluated price. The values are categorized in Level 2 of the valuation hierarchy. Mortgage pass-throughs include mortgage passthrough certificates, which are generally valued using dealer quotations and are therefore, categorized in Level 2 of the fair value hierarchy;
Cash equivalents: Cash equivalents are money market funds, which are categorized as Level 1, if the fair value is based on quoted market prices in an active market;
Limited partnerships: Fair value of the limited partnerships is based on the net asset valuations provided by the administrators of each underlying investment, in consultation with the investment managers, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The Pension Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The fair values of the Company’s Pension Plan assets at December 31, 2011, by asset category, are as follows (see above for a description of the various levels):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$10,094	$10,094
Equity securities:
Capital equipment	15,795	11,297	$4,498
Consumer goods	9,884	9,211	673
Energy	6,831	6,831
Finance	5,203	4,895	308
Gold Mines	1,722	1,616	106
Materials	2,601	2,468	133
Real Estate	8,866	8,866
Services	7,959	7,429	530
Miscellaneous	12,934	12,934
Fixed income securities:
U.S. government bonds	10,372		10,372
Corporate bonds (a)	13,095		13,095
Mortgage-backed securities	11,379		11,379
Municipal Bonds	242		242
Other types of investments:
Limited partnerships (b)	6,973			$6,973
Other	457	457

	$124,407	$76,098	$41,336	$6,973

The difference between the fair values of Pension Plan assets of $124,407 and Plan net assets of $121,362 is due to receivables and payables within the Pension Plan’s investment funds.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A reconciliation of the balance of fair value measurements for Pension Plan assets using significant unobservable inputs (Level 3) from January 2, 2010 to December 31, 2011, is as follows:

Limited
Partnerships
Balance — January 2, 2010	$12,925
Actual return on Plan assets:
Relating to assets still held at the reporting date	(2,851)
Relating to assets sold during the period	—
Purchases, sales and settlements	(443)
Transfers in and/or out of Level 3	—

Ending balance — January 1, 2011	9,631
Actual return on Plan assets:
Relating to assets still held at the reporting date	(384)
Relating to assets sold during the period	342
Purchases, sales and settlements	(2,616)
Transfers in and/or out of Level 3	—

Ending balance — December 31, 2011	$6,973

The Company made contributions totaling $9,450 during Fiscal 2011, $5,682 during Fiscal 2010 and $10,526, during Fiscal 2009. The Company expects to contribute approximately $20,555 to the Pension Plan in the fiscal year ending December 29, 2012. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.
Future benefit payments are expected to be:

	Pension	Postretirement
	Plan	Plans
2012	$11,700	$380
2013	11,600	360
2014	11,600	330
2015	11,600	320
2016	11,500	320
2017-2021	57,600	1,590
The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Discount rate used for determining projected benefit obligation	5.20%	5.80%	6.10%
Discount rate used for determining net benefit (income) cost	5.80%	6.10%	8.00%
Long-term rate of return on plan assets	7.00%	8.00%	8.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	N/A	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	N/A	N/A

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company’s discount rate used for determining projected benefit obligation for both the Pension Plan and Postretirement Plans was 5.20% for Fiscal 2011, 5.80% for Fiscal 2010 and 6.10% for Fiscal 2009. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated “Aa” or higher by Moody’s Investor Services or Standard & Poors) corporate bond yields and the duration of obligations for participants in the Pension Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company believes that a 2011 discount rate of 5.20% for the Pension Plan properly reflects the characteristics of the Company’s plan, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to Pension Plan assets and reflects the Company’s expectation of the long-term rate of return on the Pension Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.
The Company’s estimated long-term rate of return on Pension Plan assets for Fiscal 2011 (used to determine estimated pension expense for interim periods in the year ending December 29, 2012) is 7.0%, which is based upon (i) the actual net returns realized by the Pension Plan’s assets from September 2002 to December 31, 2011 and (ii) the return expected to be earned in the future, based on a model that incorporates long-term capital market return expectations, weighted to reflect a managed portfolio that includes the targeted mix of Pension Plan assets. Such estimated future rate of return is reduced to reflect administrative expenses that are associated with providing plan benefits that are expected to be paid by the Pension Plan.
The Company’s estimated long-term rate of return on Pension Plan assets for Fiscal 2009 and Fiscal 2010 (used to determine estimated pension expense for interim periods in the respective following fiscal years, Fiscal 2010 and Fiscal 2011) was based upon the actual net returns realized by the Pension Plan’s assets for the last three years (approximately 8.0% net of Pension Plan expenses) and upon the historical rates of return earned by the S&P 500 Index (65%) and the Barclays Capital Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of Pension Plan assets. The rate of compensation increase is not applicable for the Pension Plan because Pension Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is its fiscal year-end.
The fair value of the Pension Plan’s assets, as noted above, was approximately $121,362 at December 31, 2011, compared to approximately $127,694 at January 1, 2011. The fair value of the Pension Plan’s assets reflects an $11,948 decrease from their assumed value of approximately $133,310 at December 31, 2011, based on an assumed rate of return of 8% per annum. In addition, the Company decreased the discount rate used to determine the benefit obligation from 5.80% in Fiscal 2010 to 5.20% in Fiscal 2011, which increased the benefit obligation. The Company recorded pension expense in the fourth quarter of Fiscal 2011 of approximately $27,500 based upon the increase in the benefit obligation and the decline in the fair value of the Pension Plan assets. The Company’s pension income/expense is also affected by Pension Plan amendments, Pension Plan benefit experience compared to assumed experience and other factors.
For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	December 31, 2011	January 1, 2011
Health care cost trend rate assumed next year:
Pre-65	7.6%	7.8%
Post-65	7.6%	7.8%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year trend rate reaches the ultimate rate	2027	2027

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost components	$41	$(33)
Effect on health care component of the accumulated
post-retirement benefit obligation	$520	$(428)
The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $12.25 (including $4.90 of maximum profit sharing contribution) for each of Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Employees fully vest in the Company contribution once they have attained four years of service. Company contributions to the defined contribution plan, in the aggregate, were $3,963 (including $1,770 of profit sharing contribution for Fiscal 2010 made in Fiscal 2011, $3,869 (including $1,768 of profit sharing contribution for Fiscal 2009 made in Fiscal 2010 and $4,121 (including $1,875 of profit sharing contribution for Fiscal 2008 made in Fiscal 2009), respectively.
The Company’s deferred compensation plan (the “Deferred Compensation Plan”) allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a “rabbi” trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of December 31, 2011 and January 1, 2011, the Company had a liability with respect to the Deferred Compensation Plan of $4,602 and $4,220, respectively, for employee contributions and investment activity to date, which is recorded in other long-term liabilities.
The Company’s non-employee director’s deferred compensation plan (the “Directors Deferred Compensation Plan”) was adopted for the benefit of non-employee directors. The Directors Deferred Compensation Plan allows participating directors to make pre-tax deferrals of their annual retainer and committee meeting fees, whether payable in the form of cash or unrestricted shares of the Company’s Common Stock. A bookkeeping account is established for each participant and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating non-employee director. As of December 31, 2011 and January 1, 2011, the Company had a cash liability with respect to the Directors Deferred Compensation Plan of $1,237 and $1,015, respectively, for director contributions and investment activity to date, which is recorded in other long-term liabilities.
Note 8—Inventories

	December 31,
	2011	January 1, 2011
Finished goods	$350,010	$310,504
Raw materials	825	—

	$350,835	$310,504

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Balance Sheets. At December 31, 2011 and January 1, 2011, the amount of such deposits was $4,385 and $8,841, respectively.
See Note 17 of Notes to Consolidated Financial Statements for information related to derivative financial instruments used by the Company to mitigate foreign currency risk related to purchases of inventory.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 9—Property, Plant and Equipment

	December 31, 2011	January 1, 2011
Land and land improvements	$440	$440
Building, building improvements and leasehold improvements	118,400	103,231
Furniture and fixtures	88,641	86,722
Machinery and equipment	27,935	27,490
Computer hardware and software	122,521	117,686
Construction in progress	8,523	4,247

	$366,460	$339,816
Less: Accumulated depreciation and amortization	(233,438)	(210,564)

Property, plant and equipment, net	$133,022	$129,252

Depreciation and amortization expense related to property, plant and equipment was $49,908, $43,816 and $35,811 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
During Fiscal 2011 and Fiscal 2010, the Company recorded impairment charges of $5,950 and $1,933, respectively, related to property, plant and equipment of certain of its retail stores (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets).
Note 10—Intangible Assets and Goodwill
The following tables set forth intangible assets at December 31, 2011 and January 1, 2011 and the activity in the intangible asset accounts during Fiscal 2011 and Fiscal 2010:

	December 31, 2011			January 1, 2011
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$323,950	$99,229	$224,721	$327,394	$54,907	$272,487
Other	34,459	14,932	19,527	34,258	11,297	22,961

	358,409	114,161	244,248	361,652	66,204	295,448

Indefinite-lived intangible assets:
Trademarks	53,519	—	53,519	54,715	—	54,715
Licenses in perpetuity	23,113	—	23,113	23,113	—	23,113

	76,632	—	76,632	77,828	—	77,828

Intangible Assets	$435,041	$114,161	$320,880	$439,480	$66,204	$373,276

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total
Balance at January 2, 2010	$56,719	$23,951	$284,121	$12,040	$376,831
Amortization expense	—	—	(8,639)	(2,910)	(11,549)
Translation adjustments	—	—	(1,147)	(1,189)	(2,336)
Recapture of tax basis (a)	(2,004)	(838)	(1,848)	(420)	(5,110)
Acquisitions (b)	—	—	—	15,096	15,096
Other	—	—	—	344	344

Balance at January 1, 2011	54,715	23,113	272,487	22,961	373,276
Amortization expense (c)	—	—	(44,322)	(3,635)	(47,957)
Translation adjustments	—	—	(5,944)	(872)	(6,816)
Acquisitions (d)	—	—	2,500	1,073	3,573
Tax benefit (e)	(1,196)	—	—	—	(1,196)

Balance at December 31, 2011	$53,519	$23,113	$224,721	$19,527	$320,880

(a)	Relates to the correction of errors in prior period deferred tax balances associated with the recapture of cancellation of indebtedness income which had been deferred in connection with the Company’s bankruptcy proceedings in 2003.

(b)	During Fiscal 2010, the Company completed the accounting for the acquisition of certain store assets in Brazil (see Note 2 of Notes to Consolidated Financial Statements), which had been recorded as intangible assets of $3,592 on the date of acquisition during the fourth quarter of Fiscal 2009. During Fiscal 2010, the Company reclassified those assets as prepaid rent (included in Other assets on the Company’s Consolidated Balance Sheet). In addition, during Fiscal 2010, the Company recorded reacquired rights of $360 related to its acquisition of businesses in the People’s Republic of China and amortized that intangible asset to selling, general and administrative expense during Fiscal 2010. The Company also recorded reacquired rights of $18,328, which is being amortized over an eight year period, in connection with the acquisition of its Italian distributor in Fiscal 2010 (see Note 2 of Notes to Consolidated Financial Statements).

(c)	Includes $35,225 related to the impairment of the Company’s licenses related to its CK/Calvin Klein bridge businesses. See Note 1 — Significant Accounting Policies — Long-lived Assets and Goodwill and Other Intangible Assets and Note 4 — Restructuring expense and Other Exit Costs of Notes to Consolidated Financial Statements.

(d)	Relates to intangible assets totaling $3,573 for reacquired rights and amendment of a license during Fiscal 2011, which will be amortized over a weighted average period of 25 years (see Note 2 of Notes to Consolidated Financial Statements).

(e)	Relates to a tax benefit realized for the excess of tax deductible goodwill over book goodwill in certain jurisdictions that arose prior to the Effective Date.
The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2012	$10,313
2013	10,224
2014	9,136
2015	9,114
2016	9,057
The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2011 and Fiscal 2010:

	Sportswear	Intimate	Swimwear
	Group	Apparel Group	Group	Total
Goodwill balance at January 2, 2010	$108,633	$1,446	$642	$110,721
Adjustment:
Translation adjustments	(3,182)	57	—	(3,125)
Other (a)	7,565	117	—	7,682

Goodwill balance at January 1, 2011	113,016	1,620	642	115,278
Adjustment:
Translation adjustments	(8,135)	(741)	—	(8,876)
Other (b)	29,514	4,032	—	33,546

Goodwill balance at December 31, 2011	$134,395	$4,911	$642	$139,948

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

(a)	Relates to the acquisition of businesses in the People’s Republic of China during Fiscal 2010 ($683 in Sportswear Group and $117 in Intimate Apparel Group) and in Italy ($6,882 in the Sportswear Group) (see Note 2 of Notes to Consolidated Financial Statements).

(b)	Primarily relates to the acquisition of a controlling interest in the business of the Company’s distributor of Calvin Klein products in India during Fiscal 2011 ($28,898 in Sportswear Group and $3,930 in Intimate Apparel Group) (see Note 2 of Notes to Consolidated Financial Statements).
Note 11—Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income as of December 31, 2011 and January 1, 2011 are summarized below:

	December 31,	January 1,
	2011	2011
Foreign currency translation adjustments	$21,356	$45,982
Actuarial (losses) related to post retirement medical plans, net of tax of $1,232 and $1,232 as of December 31, 2011 and January 1, 2011 , respectively	(1,299)	(1,099)
Loss on cash flow hedges, net of taxes of $2,930 and $871 as of December 31, 2011 and January 1, 2011, respectively	(3,937)	(1,847)
Other	122	12

Total accumulated other comprehensive income	$16,242	$43,048

Note 12—Debt
Debt was as follows:

	December 31,	January 1,
	2011	2011
Short-term debt:
Current portion of 2011 Term Loan	$2,000	$—
CKJEA notes payable and other	43,021	18,802
2008 Credit Agreements	—	—
Premium on interest rate cap — current	2,492	—
Italian note	—	13,370

	47,513	32,172

Long-term debt:

2011 Term Loan	197,000	—
Premium on interest rate cap	11,477	—

	208,477	—

Total Debt	$255,990	$32,172

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Financing Agreements
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
The 2011 Term Loan Agreement provides for a $200,000 senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100,000 plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. At December 31, 2011, there was $199,000 in term loans outstanding under the 2011 Term Loan Agreement. During June 2011, the Company repaid the outstanding loan balances of the 2008 Credit Agreements and the Italian Note (as defined below) from the proceeds of the 2011 Term Loan (see below). The Company paid $4,941 in deferred financing costs in connection with the 2011 Term Loan, which are being amortized to interest expense over the term of the loan using the effective interest method. The deferred financing costs were recorded in Other assets on the Consolidated Balance Sheets.
On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.
The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate (as defined in the 2011 Term Loan Agreement) plus a margin of 1.75% or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. Accrued interest will be paid in arrears on the last day of each interest period through the maturity date. Payment dates are the last calendar day (or business day if the last calendar day is not a business day) of each of January, April, July and October, beginning on October 31, 2011. Reset dates, which determine the three-month LIBOR variable leg for the following three month period occur two business days prior to a payment date beginning on October 29, 2011. At December 31, 2011, the interest rate on the entire balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the interest rate cap (see below), the Company expects to continue to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00% per annum) plus 2.75% on a per annum basis through the maturity date of the 2011 Term Loan.
In addition, the 2011 Term Loan Agreement is subject to a 1.00% prepayment fee in the event it is refinanced with term loans with lower pricing on or before June 17, 2012, subject to certain conditions. The Borrowers must make mandatory prepayments of the term loans with the proceeds of asset dispositions and insurance proceeds from casualty events (subject to certain limitations), with a portion of any excess cash flow (as defined in the 2011 Term Loan Agreement) generated by Warnaco Group and with the proceeds of certain issuances of debt (subject to certain exceptions).
The 2011 Term Loan Agreement does not require the Borrowers to comply with any financial maintenance covenants. The 2011 Term Loan Agreement contains customary representations, warranties and affirmative covenants. The 2011 Term Loan Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, with respect to (i) incurrence of indebtedness and liens, (ii) significant corporate changes including mergers and acquisitions with third parties, (iii) investments, (iv) loans, (v) hedge agreements, (vi) certain restricted payments and (vii) transactions with affiliates and certain other restrictive agreements, among others.
The 2011 Term Loan Agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a “Change of Control” (as defined in the 2011 Term Loan Agreement), or the failure to observe the certain covenants therein. Upon an event of default, the Lenders may, among other things, immediately declare any then outstanding loans due and payable.
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
In connection with entering into the 2011 Term Loan Agreement on June 17, 2011, Warnaco Group, the Borrowers and the U.S. Guarantors executed an Intercreditor Agreement (the “Intercreditor Agreement”), establishing certain priorities with respect to the collateral that secures the Borrowers’ obligations under the 2008 Credit Agreements and the 2011 Term Loan Agreement. Pursuant to the Intercreditor Agreement, the secured parties under the existing 2008 Credit Agreements retain a first priority security interest in all 2008 Credit Agreement Priority Collateral and a second priority security interest in all fixed asset collateral, intellectual property and substantially all other personal property of Warnaco Group, the Borrowers and the U.S. Guarantors not constituting 2008 Credit Agreement Priority Collateral.
Interest Rate Cap Agreement
On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, on a notional amount of $120,000. The interest rate cap agreement is a series of 27 individual caplets that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. Under the terms of the interest rate cap agreement, if three-month LIBOR resets above a strike price of 1.00%, the Company will receive the net difference between the reset rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment to the Counterparty. If LIBOR resets below the strike price no payment is made by the Counterparty. However, the Company would still be responsible for payment of the deferred premium. The Company is obligated to make premium payments totaling approximately $16,015, based on an annual rate of 1.9475% on the notional amount of the interest rate cap, over the term of the agreement. The effect of the agreement is to limit the interest rate payable on average over the term of the interest rate cap agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the interest rate cap.
The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. At the inception of the hedging relationship, the fair value of the interest rate cap of $14,395 was allocated to the respective caplets within the interest rate cap on a fair value basis. To the extent that the interest rate cap contracts are effective in offsetting that variability, changes in the interest rate cap’s fair value will be recorded in AOCI in the Company’s Consolidated Balance Sheets and subsequently recognized in interest expense in the Consolidated Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.
On December 31, 2011, the fair value of the interest rate cap was $6,276, which was recorded in Other assets on the Company’s Consolidated Balance Sheet and the decrease in fair value of $8,119 from July 1, 2011 was recorded in AOCI. On December 31, 2011, Deferred premium on the interest rate cap was $13,969, of which $2,492 was recorded in Short-term debt and $11,477 was recorded in Long-term debt. The accretion of Deferred premium on the interest rate cap of $184 from July 1, 2011 to December 31, 2011 was recorded as an increase in interest expense.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
In connection with entering into the 2011 Term Loan Agreement, on June 17, 2011, (i) Warnaco Group, Warnaco and the U.S. Guarantors entered into an amendment to the 2008 Credit Agreement (the “2008 Credit Agreement Amendment”) and (ii) Warnaco Canada, Warnaco Group, Warnaco and the U.S. Guarantors entered into an amendment to the 2008 Canadian Credit Agreement (the “2008 Canadian Credit Agreement Amendment”) and, together with the 2008 Credit Agreement Amendment, the “2008 Credit Agreements Amendment”, in each case, permitting the Borrowers and Guarantors to incur the indebtedness and grant the liens under and in connection with the 2011 Term Loan Agreement, and providing, among other things, for modifications to the definitions of “Change of Control”, the eligibility criteria for receivables and certain covenants relating to asset sales, prepayments of debt, permitted liens and permitted indebtedness.
On November 8, 2011, Warnaco Group, Warnaco and the U.S. Guarantors entered into Amendment No. 2 to the 2008 Credit Agreement (the “2008 Credit Agreement Amendment No. 2”) and, Warnaco Canada, Warnaco and the U.S. Guarantors entered into Amendment No. 2 to the 2008 Canadian Credit Agreement (the “2008 Canadian Credit Agreement Amendment No. 2” and, together with the 2008 Credit Agreement Amendment No. 2, the “2008 Credit Agreements Amendment No. 2”).
The 2008 Credit Agreements Amendment No. 2 provide, among other things, for (i) extension of the maturity date under each of the 2008 Credit Agreements from August 26, 2013 to November 8, 2016, (ii) reductions in interest rate margins under each of the 2008 Credit Agreements by 25 basis points, (iii) a reduction in the current amount available under the 2008 Credit Agreement to $250,000 from $270,000 and under the 2008 Canadian Credit Agreement, to $25,000 from $30,000; (iv) reductions in commitment fees under each of the 2008 Credit Agreements by 12.5 basis points and (v) reductions in the minimum fixed charge coverage ratio test from 1.1:1.0 to 1.0:1.0 under each of the 2008 Credit Agreements (which ratio is tested only when the Available Credit (as defined in each of the 2008 Credit Agreements) falls below certain agreed upon levels). In addition, the 2008 Credit Agreements Amendment No. 2 revise certain covenants and levels under each of the 2008 Credit Agreements, including, without limitation, covenants relating to restricted payments, prepayments of debt, permitted acquisitions and permitted indebtedness. During the term of the 2008 Credit Agreement, Warnaco may also make up to three requests for additional credit commitments in an aggregate amount not to exceed $200,000.
The Company recorded approximately $4,200 of deferred financing costs in connection with entering into the 2008 Credit Agreements in August 2008, which is being amortized using the straight-line method through August 26, 2013. The Company recorded approximately $2,526 of deferred financing costs in connection with the 2008 Credit Agreements Amendment and the 2008 Credit Agreements Amendment No. 2, which is being amortized using the straight-line method through November 8, 2016.
At December 31, 2011, the 2008 Credit Agreement has interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a Base Rate plus 0.50%, or (ii) 2.08%, based on LIBOR plus 1.50%, in each case, on a per annum basis. The interest rate payable on outstanding borrowings is subject to adjustments based on changes in the Company’s credit rating and usage of the 2008 Credit Agreements. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.66%, based on the BA Rate (defined below) plus 1.50%, in each case, on a per annum basis and subject to adjustments based on changes in the Company’s credit rating and usage of the 2008 Credit Agreements. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) as its rate of interest rate for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.
The 2008 Credit Agreements contain covenants limiting the Company’s ability to (i) incur additional indebtedness and liens, (ii) make significant corporate changes including mergers and acquisitions with third parties, (iii) make investments, (iv) make loans, (v) enter into hedge agreements, (vi) make restricted payments (including dividends and stock repurchases), and (vii) enter into transactions with affiliates. The 2008 Credit Agreements also include certain other restrictive covenants. In addition, if Available Credit (as defined in the 2008 Credit Agreements) is less than a threshold amount (as specified in the 2008 Credit Agreements) the Company’s Fixed Charge Coverage ratio (as defined in the 2008 Credit Agreements) must be at least 1.0 to 1.0. As noted above, on June 17, 2011, the 2008 Credit Agreements were amended in connection with the 2011 Term Loan Agreement to revise certain covenants and restrictions.
The covenants under the 2008 Credit Agreements contain negotiated exceptions and carve-outs, including the ability to repay indebtedness, make restricted payments and make investments so long as after giving pro forma effect to such actions the Company has a minimum level of Available Credit (as defined in the 2008 Credit Agreements), the Company’s Fixed Charge Coverage Ratio (as defined in the 2008 Credit Agreements) for the last four quarters was at a specified level and certain other requirements are met.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The obligations of Warnaco under the 2008 Credit Agreement are guaranteed by Warnaco Group and its indirect domestic subsidiaries (other than Warnaco) (collectively, the “U.S. Guarantors”). The obligations of Warnaco Canada under the 2008 Canadian Credit Agreement are guaranteed by Warnaco Group, Warnaco and the U.S. Guarantors, as well as by a Canadian subsidiary of Warnaco Canada. As security for the obligations under the 2008 Credit Agreements and the guarantees thereof, Warnaco Group, Warnaco and each of the U.S. Guarantors has granted pursuant to a Pledge and Security Agreement to the collateral agent, for the benefit of the lenders and issuing banks, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in domestic subsidiaries and up to 66% of their equity ownership in first-tier foreign subsidiaries, as well as liens on intellectual property rights. As security for the obligations under the 2008 Canadian Credit Agreement and the guarantee thereof by a Warnaco Canadian subsidiary, Warnaco Canada and its subsidiary have each granted pursuant to General Security Agreements, a Securities Pledge Agreement and Deeds of Hypothec to the collateral agent, for the benefit of the lenders and issuing banks under the 2008 Canadian Credit Agreement, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in subsidiaries, as well as liens on intellectual property rights. As noted above, on June 17, 2011, in connection with the 2011 Term Loan Agreement, an Intercreditor Agreement was entered into which establishes certain priorities with respect to the collateral that secures the borrowers’ obligations under the 2008 Credit Agreements and the 2011 Term Loan Agreement.
As of December 31, 2011, the Company had no loans and approximately $32,966 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $161,320 of availability under the 2008 Credit Agreement. As of December 31, 2011, there were no loans and approximately $2,746 in letters of credit outstanding under the 2008 Canadian Credit Agreement leaving approximately $17,525 of availability under the 2008 Canadian Credit Agreement.
Euro-Denominated CKJEA Notes and Other Short-Term Debt
One of the Company’s European businesses hasshort-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $36,648 at December 31, 2011 and $18,445 at January 1, 2011 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA Notes payable was 4.0% as of December 31, 2011 and 4.29% as of January 1, 2011. All of the CKJEA Notes payable are short-term and were renewed during Fiscal 2011 for additional terms of no more than 12 months.
At December 31, 2011 and January 1, 2011, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $6,373 and $357, respectively, recorded in Short-term debt in the Company’s Consolidated Balance Sheets, which were offset by approximately equal amounts of WBR’s trade accounts receivable.
During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25,000 revolving credit facility with one lender (the “Asian Credit Facility”) to be used for working capital and general corporate purposes. The Asian Credit Facility bears interest at a rate of 1.75% plus 1-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further 1-month periods for up to one year. The Asian Credit Facility may be renewed annually. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings during Fiscal 2011.
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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Senior Notes
On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount at par value of Senior Notes, which notes were set to mature on June 15, 2013 and which bore interest at 8 7/8% per annum payable semi-annually on December 15 and June 15 of each year (the “Senior Notes”). No principal payments prior to the maturity date were required. On January 5, 2010, the Company redeemed from bondholders $50,000 aggregate principal amount of its outstanding Senior Notes for a total consideration of $51,479 and on June 15, 2010, the Company redeemed from bondholders the remaining $110,890 aggregate principal amount of its outstanding Senior Notes for a total consideration of $112,530. In connection with the redemptions, the Company recognized a loss, in the Other loss (income) line item in the Company’s Consolidated Statement of Operations, of approximately $3,747 for Fiscal 2010, which included $3,119 of premium expense, the write-off of approximately $2,411 of deferred financing costs, partially offset by $1,783 of unamortized gain from the previously terminated 2003 Swap Agreement and 2004 Swap Agreement. The 2003 Swap Agreement and 2004 Swap Agreement were interest rate swap agreements that the Company entered into with respect to the Senior Notes for a total notional amount of $75,000 which provided that the Company would receive interest at 8 7/8% and pay variable rates of interest based upon six month LIBOR plus 4.11% and 4.34%, respectively. The Company funded the redemption of the Senior Notes on January 5, 2010 and June 15, 2010 with available cash on hand in the U.S and borrowings under its 2008 Credit Agreement.
Debt Covenants
The Company was in compliance with the covenants of its 2011 Term Loan and 2008 Credit Agreements as of December 31, 2011 and January 1, 2011.
Note 13—Stockholders’ Equity
Preferred Stock
The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at December 31, 2011 or January 1, 2011.
Share Repurchase Program
During September 2011, the Company’s Board of Directors approved a new multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200,000 of the Company’s outstanding Common Stock. During Fiscal 2011, the Company repurchased 234,900 shares under the 2011 Share Repurchase Program for $11,326 (based on an average of $48.22 per share), leaving $188,674 of Common Stock to be repurchased. All repurchases under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.
On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program’’) for the repurchase of up to 5,000,000 shares of the Company’s Common Stock. During Fiscal 2010, the Company repurchased 939,158 shares in the open market for a total cost of $47,382 (based on an average of $50.45 per share) under the 2010 Share Repurchase Program. During Fiscal 2011, the Company repurchased the remaining 4,060,842 shares of its Common Stock under the 2010 Share Repurchase Program for an aggregate amount of $205,800 (based on an average of $50.68 per share). All repurchases of shares under the new program were consistent with the terms of the Company’s applicable debt instruments.
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
2005 Stock Incentive Plan
Warnaco Group’s 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), as amended, permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Under the 2005 Stock Incentive Plan, the aggregate number of shares that may be issued is 7,150,000 shares of Common Stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 2,725,000. Those numbers of shares are subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
other securities of the Company, issuances of warrants or other rights to purchase shares of Common Stock or other securities of the Company and other similar events. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 7,150,000 shares of its Common Stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years. Stock options, that are granted beginning in 2005, vest annually with respect to 1/3 of the award on each anniversary of the grant date provided that the grantee is employed by the Company on such date. Restricted stock awards, that were granted between 2005 and 2008, vest annually with respect to 1/3 of the award on each anniversary of the grant date, and restricted stock awards, that are granted from 2009, vest on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date (see below regarding vesting of equity awards under the Retirement Eligibility feature instituted beginning in Fiscal 2010). At December 31, 2011, under the 2005 Stock Incentive Plan, there were 1,757,481 shares available for future grants, of which 826,331 shares were available for future grants of restricted stock awards.
2003 Stock Incentive Plan
The Compensation Committee of the Company’s Board of Directors is responsible for administration of Warnaco Group 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and determines, subject to its provisions, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of Common Stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to 1/4 of the award, six months after the grant date and, with respect to an additional 1/4 of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At December 31, 2011, under the 2003 Stock Incentive Plan, there were 80,496 shares available for future grants of either stock options or restricted stock awards.
The fair values of stock options granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009 were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average risk free rate of return (a)	1.61%	1.72%	1.84%
Dividend yield	—	—	—
Expected volatility of the market price of the Company’s common stock	57.7%	56.8%	59.3%
Expected option life (years)	4.10	4.20	3.72

(a)	Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A summary of stock-based compensation expense is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Stock-based compensation expense before income taxes:
Stock options	$8,654	$8,330	$5,721
Restricted stock grants	16,077	14,256	8,732

Total (a)	24,731	22,586	14,453

Income tax benefit:
Stock options	2,990	2,966	2,048
Restricted stock grants	5,145	4,650	3,126

Total	8,135	7,616	5,174

Stock-based compensation expense after income taxes:
Stock options	5,664	5,364	3,673
Restricted stock grants	10,932	9,606	5,606

Total	$16,596	$14,970	$9,279

(a)	The primary reason for the increase in stock-based compensation expense for Fiscal 2010, compared to Fiscal 2009, related to the incorporation of a “Retirement Eligibility” feature that was applied to all the equity awards issued beginning in March 2010. See Note 1 — Nature of Operations and Significant Accounting Policies — of Notes to Consolidated Financial Statements.
As of December 31, 2011, there was $23,090 of total unrecognized compensation cost related to unvested stock-based compensation awards that had been granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 22 months. The tax (benefit) realized from exercise of stock options was ($12,055), ($1,069) and $0 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
A summary of stock option award activity under the Company’s stock incentive plans as of December 31, 2011 and changes during Fiscal 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Outstanding as of January 1, 2011	1,926,257	$33.73
Granted	364,800	55.25
Exercised	(322,391)	28.78
Forfeited / Expired	(81,741)	42.72

Outstanding as of December 31, 2011	1,886,925	38.35	7.0	$23,926

Options Exercisable as of December 31, 2011	1,125,191	$33.74	6.0	$18,398

A summary of the activity for unvested restricted share/unit awards as of December 31, 2011 and changes during Fiscal 2011 (excluding Performance Awards) is presented below:

		Weighted Average
	Restricted	Grant Date Fair
	shares/units	Value
Unvested as of January 1, 2011	847,664	$36.93
Granted	229,943	55.24
Vested (a)	(144,658)	47.65
Forfeited (b)	(73,183)	39.82

Unvested as of December 31, 2011	859,766	39.77

(a)
does not include an additional 37,600 restricted units with a grant date fair value per share of $55.57 and 36,750 restricted units with a grant date fair value per share of $43.28, granted to Retirement-Eligible employees during Fiscal 2011 and Fiscal 2010, respectively, for which the requisite service period has been completed on the respective grant dates but the restrictions will not lapse until the end of the three-year vesting period.

(b)	does not include 1,300 restricted stock units granted as performance shares in Fiscal 2010 with a grant date fair value of $43.28.
During March 2011 and March 2010, share-based compensation awards granted to certain of the Company’s executive officers under Warnaco Group’s 2005 Stock Incentive Plan included 80,050 and 75,750 performance-based restricted stock/restricted unit awards, respectively, (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables, of the types that had been granted in previous periods. See Note 1 of Notes to Consolidated Financial Statements —Nature of Operations and Summary of Significant Accounting Policies — Stock-Based Compensation.
The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period for Performance Awards granted on March 1, 2011 and on March 3, 2010 included the following assumptions:

	Fiscal 2011	Fiscal 2010
Weighted average risk free rate of return	1.07%	1.25%
Dividend yield	—	—
Expected volatility — Company (a)	61.50%	65.0%
Expected volatility -Peer Companies	38.2%-113.4%	39.8%-114.1%
Remaining measurement period (years)	2.83	2.83

(a)	Expected volatility — Company for Performance Awards granted on March 1, 2011 and on March 3, 2010 is based on a Remaining Measurement Period of 2.83 years.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The Company recorded compensation expense for the Performance Awards during Fiscal 2011 and Fiscal 2010 based on the performance condition.
Performance share activity for Fiscal 2011 was as follows:

		Weighted Average
	Performance Shares	Grant Date Fair Value
Unvested as of January 1, 2011	75,750	$43.28
Granted	80,050	55.57
Vested (a)	—	—
Forfeited	(1,300)	43.28

Unvested as of December 31, 2011 (b)	154,500	$49.65

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
The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2011, Fiscal 2010 and Fiscal 2009 are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted-average grant date fair value of options granted	$25.50	$20.06	$12.37
Intrinsic value of options exercised	26.98	31.15	26.77
Total fair value of restricted shares/units vested	54.70	44.87	20.24
The following represents the reconciliation of the number of shares of Common Stock and treasury stock issued and outstanding as of December 31, 2011 and January 1, 2011:

	December 31, 2011	January 1, 2011
Common Stock:
Balance at beginning of year	51,712,674	50,617,795
Shares issued upon exercise of stock options	322,391	885,905
Shares issued upon vesting of restricted stock grants	144,658	202,941
Shares issued to directors / other	5,007	6,033

Balance at end of year	52,184,730	51,712,674

Treasury Stock:
Balance at beginning of year	7,445,166	4,939,729
Purchases of Common Stock (a)	4,345,262	2,505,437

Balance at end of year	11,790,428	7,445,166

(a)
Represents 4,295,742 shares and 2,429,289 shares for Fiscal 2011 and Fiscal 2010, respectively, purchased under the Company’s share repurchase programs and 49,520 shares and 76,148 for Fiscal 2011 and Fiscal 2010, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

For additional disclosures related to stock-based compensation, see Note 1 of the Notes to Consolidated Financial Statements — Stock-Based Compensation.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 14—Income per Common Share
The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 629,722 shares, 598,047 shares and 567,917 shares for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented.

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Numerator for basic and diluted income per common share:
Income from continuing operations attributable to Warnaco Group common shareholders and participating securities	$132,252	$147,798	$102,225
Less: allocation to participating securities	(1,934)	(1,951)	(1,262)

Income from continuing operations attributable to Warnaco Group common shareholders	$130,318	$145,847	$100,963

Loss from discontinued operations, net of tax, attributable to Warnaco Group common shareholders and participating securities	$(4,802)	$(9,217)	$(6,227)
Less: allocation to participating securities	70	122	77

Loss from discontinued operations attributable to Warnaco Group common shareholders	$(4,732)	$(9,095)	$(6,150)

Net income attributable to Warnaco Group common shareholders and participating	$127,450	$138,581	$95,998
Less: allocation to participating securities	(1,864)	(1,829)	(1,185)

Net income attributable to Warnaco Group common shareholders	$125,586	$136,752	$94,813

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	42,425,750	44,701,643	45,433,874

Income per common share from continuing operations	$3.07	$3.26	$2.22
Loss per common share from discontinued operations	(0.11)	(0.20)	(0.13)

Net income per common share	$2.96	$3.06	$2.09

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing basic income	42,425,750	44,701,643	45,433,874
Effect of dilutive securities:
Stock options and restricted stock units	874,099	1,054,292	762,523

Weighted average number of shares and share equivalents used in computing income per common share	43,299,849	45,755,935	46,196,397

Income per common share from continuing operations	$3.01	$3.19	$2.19
Loss per common share from discontinued operations	(0.11)	(0.20)	(0.14)

Net income per common share	$2.90	$2.99	$2.05

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	338,500	363,750	436,034

(a)
Options to purchase shares of Common Stock at an exercise price greater than the average market price for each period presented are anti-dilutive and, therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 15—Lease and Other Commitments
The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2025. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. See Note 1 of Notes to Consolidated Financial Statements — Leases for more information on the Company’s operating leases. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of December 31, 2011:

	Rental payments
Year	Real Estate	Equipment

2012	$84,812	$11,352
2013	72,876	8,471
2014	56,810	6,240
2015	47,121	2,975
2016	35,476	1,729
2017 and thereafter	92,052	—
Rent expense included in the Consolidated Statements of Operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $110,368, $89,026 and $73,173, respectively.
Contractual obligations for operating leases as of December 31, 2011 include approximately $29,500 related to a 15 year lease contract for a distribution center in the Netherlands (the “DC”) that was entered into by one of the Company’s Netherlands subsidiaries in Fiscal 2010. In the event of default by the Netherlands subsidiary in making rental payments under the lease, Warnaco Group has issued a guarantee to the lessor for those payments. Warnaco Group has also issued guarantees of the indebtedness of other of its subsidiaries from time to time in the ordinary course of business.
Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of December 31, 2011:

Minimum
Year	Royalty (a)

2012	$65,784
2013	63,205
2014	49,209
2015	54,483
2016	55,172
2017 and thereafter	807,763

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

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $6,853, $888, $393, $335, $33 and $79 in the fiscal years ending 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements. See Note 7 of Notes to Consolidated Financial Statements.
As of December 31, 2011, the Company had other contractual obligations of $21,506, $4,926, $2,613, $1,184, $207 and $200 for the fiscal years ending 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. Amounts due include purchase obligations, payments for software maintenance fees, software licensing fees and advertising as well as a payment in the fiscal year ending December 29, 2012 of $9,900 related to the acquisition of WBR in Fiscal 2009 (see Note 2 of Notes to Consolidated Financial Statements.
At December 31, 2011, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $366,914, all of which is payable in 2012.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
As of December 31, 2011, the Company has entered into foreign currency exchange forward contracts to mitigate its foreign exchange risk. See Notes 1 and 17 of Notes to Consolidated Financial Statements for further information on these contracts.
Note 16—Fair Value Measurement
The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily relate to derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure fair value of the interest rate cap (see Note 12 of Notes to Consolidated Financial Statements). The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:
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
The fair value of the interest rate cap was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.
The fair value of long-lived assets was based on the Company’s best estimates of future cash flows and, therefore, meets the definition of Level 3 fair value, as defined above (see Note 1 of Notes to Consolidated Financial Statements — Nature of Operations and Summary of Significant Accounting Policies — Long-Lived Assets).
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and January 1, 2011:

	December 31, 2011			January 1, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency exchange contracts	$—	$5,587	$—	$—	$834	$—
Interest rate cap		6,276			—

Liabilities
Foreign currency exchange contracts	$—	$532	$—	$—	$3,282	$—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table represents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and January 1, 2011 (see Note 1 of Notes to Consolidated Financial Statements — Long-lived Assets for a description of the testing of retail store assets and intangible assets for impairment):

	December 31, 2011					January 1, 2011
	Fair				Total Gains	Fair				Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets
Long-lived assets, retail stores	$665	—	—	$665	$(5,950)	$249	—	—	$249	$(1,933)
Long-lived assets, intangible assets	3,579	—	—	3,579	(35,225)	—	—	—	—	—

					$(41,175)					$(1,933)

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
Foreign Currency Exchange Forward Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts. The fair value of these foreign exchange contracts is based on quoted prices that include the effects of U.S. and foreign interest rate yield curves.
2011 Term Loan: matures on June 17, 2018 and bears a variable rate of interest (see Note 12 of Notes to Consolidated Financial Statements). The fair value of the 2011 Term Loan was estimated by obtaining quotes from brokers.
Interest rate cap: The fair value of the interest rate cap was determined using broker quotes, which use discounted cash flows and the then-applicable forward LIBOR rates.
The carrying amounts and fair value of the Company’s financial instruments are as follows:

		December 31, 2011		January 1, 2011
	Balance Sheet	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Amount	Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$322,976	$322,976	$318,123	$318,123
Open foreign currency exchange contracts	Prepaid expenses and other current assets	5,587	5,587	834	834
Interest rate cap	Other assets	6,276	6,276	—	—

Liabilities:
Accounts payable	Accounts payable	$141,797	$141,797	$152,714	$152,714
Short-term debt	Short-term debt	43,021	43,021	32,172	32,172
Open foreign currency exchange contracts	Accrued liabilities	532	532	3,282	3,282
2011 Term Loan, current portion	Short-term debt	2,000	1,980	—	—
2011 Term Loan	Long-term debt	197,000	195,030	—	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Derivative Financial Instruments
Foreign Currency Exchange Forward Contracts
The Company is exposed to foreign exchange risk related to U.S. dollar-denominated purchases of inventory, payment of minimum royalty and advertising costs and inter-company loans and payables by subsidiaries whose functional currencies are the Euro, Canadian dollar, Korean won, Mexican peso, British pound or Singaporean dollar. The Company or its foreign subsidiaries enter into foreign exchange forward contracts, including zero-cost collar option contracts, to offset certain of its foreign exchange risk. The Company does not use derivative financial instruments for speculative or trading purposes.
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
During Fiscal 2011, the Company’s Korean, European, Canadian and Mexican subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy either up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Balance Sheets in Other Comprehensive Income and recognized in Cost of Goods Sold in the Consolidated Statement of Operations during the periods in which the underlying transactions occur.
During Fiscal 2011, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) or Selling, general and administrative expense in the Consolidated Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts and zero cost collars that were designed to fix the number of Euros, Korean won, Canadian dollars or Mexican pesos required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of inter-company sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the British pound or (iii) U.S. dollar denominated inter-company loans and payables. During Fiscal 2011, the Company initiated foreign currency exchange forward contracts, which were accounted for as economic hedges, in connection with the U.S. dollar-denominated inter-company loan made upon the formation of the Company’s joint venture in India, which is held by a Singapore dollar functional currency subsidiary (see Note 2 of Notes to Consolidated Financial Statements).
Interest Rate Cap
On July 1, 2011, the Company entered into an interest rate cap agreement, which will limit the interest rate payable on average over the term of the interest rate cap to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the interest rate cap ($120,000). The 27 individual caplets comprising the interest rate cap are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. See Note 12 of Notes to Consolidated Financial Statements - Interest Rate Cap.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
The following table summarizes the Company’s derivative instruments as of December 31, 2011 and January 1, 2011:

		Asset Derivatives			Liability Derivatives
			Fair Value			Fair Value
		Balance Sheet	December 31,	January 1,	Balance Sheet	December 31,	January 1,
	Type (a)	Location	2011	2011	Location	2011	2011
Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	CF	Prepaid expenses and other current assets	$1,308	$—	Accrued liabilities	$—	$2,290
Interest rate cap	CF	Other assets	6,276	—	Other long-term liabilities	—	—

			$7,584	$—		$—	$2,290

Derivatives not designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts		Prepaid expenses and other current assets	$4,279	$834	Accrued liabilities	$532	$992

Total derivatives			$11,863	$834		$532	$3,282

(a)	CF = cash flow hedge
The following table summarizes the effect of the Company’s derivative instruments on the Statement of Operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

									Location of
									Gain (Loss)
		Amount of Gain (Loss) Recognized in			Location of Gain	Amount of Gain (Loss) Reclassified			Recognized	Amount of Gain (Loss) Recognized
		OCI on Derivatives			(Loss) Reclassified	from Accumulated OCI into Income			in Income on	in Income on Derivative
		(Effective Portion)			from Accumulated	(Effective Portion)			Derivative	(Ineffective Portion)
Derivatives in FASB ASC 815-20	Nature of Hedged	Fiscal	Fiscal	Fiscal	OCI into Income	Fiscal	Fiscal	Fiscal	(Ineffective	Fiscal	Fiscal	Fiscal
Cash Flow Hedging Relationships	Transaction	2011	2010	2009	(Effective Portion)	2011	2010	2009	Portion) (d)	2011	2010	2009
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$434	$746	$(450)	cost of goods sold	$(572)	$793	$(314)	other loss/income	$15	$(3)	$(1)
Foreign exchange contracts	Purchases of inventory (b)	(140)	(2,517)	(1,868)	cost of goods sold	(3,105)	(1,260)	(918)	other loss/income	80	(45)	(23)
Interest rate cap	Interest expense on 2011 Term Loan (c)	(8,119)	—	—	interest expense	1	—	—	other loss/income	—	—	—

Total		$(7,825)	$(1,771)	$(2,318)		$(3,676)	$(467)	$(1,232)		$95	$(48)	$(24)

(a)
At December 31, 2011, the amount of minimum royalty and advertising costs hedged was $10,811; contracts expire through September 2012 .At January 1, 2011, the amount of minimum royalty and advertising costs hedged was $10,378; contracts expire through December 2011. At January 2, 2010, the amount of minimum royalty and advertising costs hedged was $9,213; contracts expire through September 2010.

(b)
At December 31, 2011, the amount of inventory purchases hedged was $45,500; contracts expire through November 2012. At January 1, 2011, the amount of inventory purchases hedged was $66,450; contracts expire through March 2012. At January 2, 2010, the amount of inventory purchases hedged was $26,760; contracts expire through April 2011.

(c)	see Note 12 of Notes to Consolidated Financial Statements — Interest Rate Cap Agreement

(d)	No amounts were excluded from effectiveness testing.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

									Location of Gain	Amount of Gain (Loss) Recognized in
Derivatives not designated as			Amount Hedged			Maturity Date			(Loss) Recognized	Income on Derivative
hedging instruments under FASB	Nature of Hedged			Fiscal					in Income on			Fiscal
ASC 815-20	Transaction	Instrument	Fiscal 2011	2010	Fiscal 2009	Fiscal 2011	Fiscal 2010	Fiscal 2009	Derivative	Fiscal 2011	Fiscal 2010	2009
Foreign exchange contracts (e)	Purchases of inventory	Forward contracts	$—	$—	$6,032			August 2010	other loss/income	$—	$(142)	$(2,865)
Foreign exchange contracts (f)	Intercompany sales of inventory	Forward contracts	3,264	12,635	11,395	July 2012	April 2012	December 2010	other loss/income	—	(232)	(387)

Foreign exchange contracts (g)	Minimum royalty and advertising costs	Forward contracts	10,000	11,250	10,000	October 2012	January 2012	October 2010	other loss/income	48	185	(505)

Foreign exchange contracts	Intercompany payables	Forward contracts	—	—	12,000			January 2010	other loss/income	—	—	8

Foreign exchange contracts	Intercompany loans	Forward contracts	34,500	20,000	—	August 2012	November 2011		other loss/income	2,001	1,007	—
Foreign exchange contracts	Intercompany loans	Zero-cost collars	—		1,500			June 2010	other loss/income	—	—	258
Foreign exchange contracts	Intercompany loans	Forward contracts	6,000	—	—	July 2012			other loss/income	(463)	—	—
Foreign exchange contracts	Intercompany loans	Forward contracts	—	—	—				other loss/income	155	—	—

Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	—	26,000			June 2010	other loss/income	—	1,511	1,420

Foreign exchange contracts	Intercompany payables	Forward contracts	30,000	31,000	—	August 2012	November 2011		selling, general and administrative	(820)	534	—

Foreign exchange contracts	Intercompany payables	Zero-cost collars	—	—	14,500			May 2010	selling, general and administrative		(232)	2,688

Total										$921	$2,631	617

(e)
Forward contracts used to offset 50% of U.S. dollar-denominated purchases of inventory by the Company’s foreign subsidiaries whose functional currencies were the Canadian dollar and Mexican peso, entered into by Warnaco Inc. on behalf of foreign subsidiaries.

(f)	Forward contracts used to offset 50% of Euro-denominated intercompany sales by a subsidiary whose functional currency is the Euro.

(g)
Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company’s foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

A reconciliation of the balance of Accumulated Other Comprehensive Income during Fiscal 2011, Fiscal 2010 and Fiscal 2009 related to cash flow hedges of foreign exchange forward contracts is as follows:

Balance January 3, 2009	$(328)
Derivative losses recognized	(2,342)
Amount amortized to earnings	1,256

Balance before tax effect	(1,414)
Tax effect	387

Balance January 2, 2010, net of tax	(1,027)
Derivative losses recognized	(1,771)
Losses amortized to earnings	467

Balance before tax effect	(2,331)
Tax effect	484

Balance January 1, 2011, net of tax	(1,847)
Derivative losses recognized	(7,825)
Losses amortized to earnings	3,676

Balance before tax effect	(5,996)
Tax effect	2,059

Balance December 31, 2011, net of tax	$(3,937)

During the twelve months following December 31, 2011, the net amount of gains that were reported in Other Comprehensive Income at that date that are estimated to be amortized into earnings is $1,197. During Fiscal 2011, the Company expected that all originally forecasted purchases of inventory or payment of minimum royalties, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods or within two months after that time. Therefore, no amount of gains or losses was reclassified into earnings during Fiscal 2011 as a result of the discontinuance of those cash flow hedges.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)
Note 18—Cash Flow Information
The following table sets forth supplemental cash flow information for Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Fiscal
	2011	Fiscal 2010	Fiscal 2009
Cash paid (received) during the period for:
Interest expense	$13,278	$13,739	$22,792
Interest income	(1,961)	(979)	(1,964)
Income taxes, net of refunds received	65,750	36,924	29,680
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	7,670	7,007	3,020
Note 19—Legal Matters
Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). On February 13, 2012, Le Tribunal de Commerce de Paris dismissed the Palmer’s Suit and awarded the Company €100 in costs. The judgment is not enforceable until 90 days after its entry, pending the expiration of the appeal period. In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. At December 31, 2011, the Company recorded a reserve of approximately $3,900 in connection with these matters. In addition, as of December 31, 2011, the Company had a loan receivable recorded in Other assets on the Company’s Consolidated Balance Sheets of $13,600 from Palmers related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. The Company believes that its loan receivable from Palmers is valid and collectible.
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
Note 20 — Quarterly Results of Operations (Unaudited)
The following tables contain selected financial data for each quarter of Fiscal 2011 and Fiscal 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2011 and Fiscal 2010. The operating results for any period are not necessarily indicative of results for any future periods.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in thousands, excluding share and per share amounts)

	Fiscal 2011
		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter
Net revenues	$662,161	$591,387	$645,121	$614,719
Gross profit	295,138	258,270	279,709	267,825
Income (loss) from continuing operations before non-controlling interest	44,532	45,566	48,629	(6,732	)(b)
Loss from discontinued operations, net of taxes	(501)	(63)	(4,177)	(61)
Net income (loss)	44,031	45,503	44,611	(6,695)

Basic income per common share:
Income (loss) from continuing operations	$1.00	$1.03	$1.15	$(0.11)
Loss from discontinued operations	(0.01)	—	(0.10)	—

Net income (loss)	$0.99	$1.03	$1.05	$(0.11)

Diluted income per common share:
Income (loss) from continuing operations	$0.98	$1.01	$1.13	$(0.11)
Loss from discontinued operatio ns	(0.01)	—	(0.10)	0.00

Net income (loss)	$0.97	$1.01	$1.03	$(0.11)

	Fiscal 2010
		Second	Third Quarter	Fourth
	First Quarter	Quarter	(a)	Quarter (a)
Net revenues	$588,164	$519,334	$596,761	$591,492
Gross profit	267,118	229,742	269,025	254,078
Income from continuing operations before non-controlling interest	48,312	30,027	41,440	28,019
Income (Loss) from discontinued operations, net of taxes	(337)	(93)	57	(8,844)
Net income	47,975	29,934	41,497	19,175

Basic income per common share:
Income from continuing operations	$1.05	$0.67	$0.92	$0.62
Loss from discontinued operations	(0.01)	(0.01)	—	(0.18)

Net income	$1.04	$0.66	$0.92	$0.44

Diluted income per common share:
Income from continuing operations	$1.03	$0.65	$0.90	$0.61
Loss from discontinued operations	(0.01)	—	—	(0.19)

Net income	$1.02	$0.65	$0.90	$0.42

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

(b)
During the fourth quarter of Fiscal 2011, the Company recorded a non-cash impairment charge of $35,225 related to its license to operate its “bridge” business. See Note 4- Restructuring Expense and Other Exit Costs of Notes to Consolidated Financial Statements.

SCHEDULE II
THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

		Additions
		Charges to
	Balance at	Cost and					Balance at
	Beginning of	Expenses	Other Additions /				End of
Description	Period	(1)	Reclassification		Deductions		Period

Fiscal 2009
Receivable allowances	$87,375	$242,755	$—	(4)	$(240,148	)(2)	$89,982

Tax valuation allowance	$15,030	$3,552	$(1,127	)(3)	$—		$17,455

Fiscal 2010
Receivable allowances	$89,982	$197,388	$—	(4)	$(191,731	)(2)	$95,639

Tax valuation allowance	$17,455	$394	$664	(3)	$—		$18,513

Fiscal 2011
Receivable allowances	$95,639	$218,646	$—	(4)	$(219,546	)(2)	$94,739

Tax valuation allowance	$18,513	$(634)	$96	(3)	$—		$17,975

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)
Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to:

(a) basis differences resulting from the filing of the Company’s U.S. corporate income tax return,(b) finalized assessments of the Company’s foreign tax returns by local taxing authorities, (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy and (d) currency translation adjustments.

(4)	Amounts include reserve balances for discontinued operations.

A-1