Form 10-Q
period 2012-03-31
WARNACO GROUP INC /DE/
filed 2012-05-04
CIK 801351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-10857

THE WARNACO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4032739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Avenue

New York, New York 10018

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (212) 287-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 27, 2012 is as follows: 41,040,875.

THE WARNACO GROUP, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PAGE NUMBER
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Condensed Balance Sheets as of March 31, 2012, December 31, 2011 and April 2, 2011	1
Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2012 and for the Three Months Ended April 2, 2011	2
Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the Three Months Ended March 31, 2012 and for the Three Months Ended April 2, 2011	3
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and for the Three Months Ended April 2, 2011	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and for the Three Months Ended April 2, 2011	5
Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits	51

SIGNATURES	52

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, excluding per share data)

(Unaudited)

	March 31, 2012	December 31, 2011	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$224,227	$232,531	$174,095
Accounts receivable, net of reserves of $97,461, $94,739 and $87,648 as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively	346,941	322,976	396,035
Inventories	380,074	350,835	364,320
Assets of discontinued operations	—	—	108
Prepaid expenses and other current assets (including deferred income taxes of $59,436, $58,602, and $62,362 as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively)	159,514	158,288	161,115

Total current assets	1,110,756	1,064,630	1,095,673

Property, plant and equipment, net	131,651	133,022	132,829
Other assets:
Licenses, trademarks and other intangible assets, net	322,870	320,880	380,708
Goodwill	144,026	139,948	120,880
Other assets (including deferred income taxes of $24,136, $21,885, and $14,792 as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively)	92,859	89,370	61,480

Total assets	$1,802,162	$1,747,850	$1,791,570

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$79,443	$47,513	$146,423
Accounts payable	143,798	141,797	164,721
Accrued liabilities	174,813	212,655	193,675
Liabilities of discontinued operations	3,973	6,797	3,660
Accrued income taxes payable (including deferred income taxes of $1,253, $1,476 and $1,105 as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively)	31,284	43,238	31,975

Total current liabilities	433,311	452,000	540,454

Long-term debt	207,407	208,477	—
Other long-term liabilities (including deferred income taxes of $38,712, $37,000, and $79,694 as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively)	174,619	174,973	221,890

Total liabilities	815,337	835,450	762,344

Commitments and contingencies
Redeemable non-controlling interest	15,849	15,200	—
Stockholders’ equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 52,923,949, 52,184,730 and 52,038,223 shares issued as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively	529	522	520
Additional paid-in capital	746,897	721,356	691,670
Accumulated other comprehensive income	34,179	16,242	69,618
Retained earnings	661,676	625,760	545,425
Treasury stock, at cost 11,887,658, 11,790,428 and 8,041,540 shares as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively	(472,305)	(466,680)	(278,007)

Total stockholders’ equity	970,976	897,200	1,029,226

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,802,162	$1,747,850	$1,791,570

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, excluding per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net revenues	$615,541	$662,161
Cost of goods sold	348,056	367,023

Gross profit	267,485	295,138
Selling, general and administrative expenses	212,621	222,637
Amortization of intangible assets	2,699	3,159
Pension income	(54)	(312)

Operating income	52,219	69,654
Other income	(269)	(644)
Interest expense	4,449	2,696
Interest income	(873)	(746)

Income from continuing operations before provision for income taxes and redeemable non-controlling interest	48,912	68,348
Provision for income taxes	15,991	23,816

Income from continuing operations before redeemable non-controlling interest	32,921	44,532
Income (Loss) from discontinued operations, net of taxes	3,034	(501)

Net income	35,955	44,031

Less: income attributable to redeemable non-controlling interest	39	—

Net income attributable to Warnaco Group	$35,916	$44,031

Amounts attributable to Warnaco Group common shareholders:
Income from continuing operations, net of taxes	$32,882	$44,532
Income (Loss) from discontinued operations, net of taxes	3,034	(501)

Net Income	$35,916	$44,031

Basic income per common share (see Note 17):
Income from continuing operations	$0.80	$1.00
Income (Loss) from discontinued operations	0.07	(0.01)

Net income	$0.87	$0.99

Diluted income per common share (see Note 17):
Income from continuing operations	$0.78	$0.98
Income (Loss) from discontinued operations	0.08	(0.01)

Net income	$0.86	$0.97

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	40,530,667	43,891,868

Diluted	41,417,952	44,790,731

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST

AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

		Warnaco Group Stockholders’ Equity
	Redeemable Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	$—	$517	$674,508	$43,048	$501,394	$(246,861)	$972,606
Net income					44,031		44,031
Other comprehensive income				26,570			26,570
Stock issued in connection with stock compensation plans		3	5,815				5,818
Compensation expense in connection with employee stock compensation plans			11,347				11,347
Purchase of treasury stock related to stock compensation plans						(1,996)	(1,996)
Repurchases of common stock						(29,150)	(29,150)

Balance at April 2, 2011	$—	$520	$691,670	$69,618	$545,425	$(278,007)	$1,029,226

		Warnaco Group Stockholders’ Equity
	Redeemable Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$15,200	$522	$721,356	$16,242	$625,760	$(466,680)	$897,200
Net income	39				35,916		35,916
Other comprehensive income	610			17,937			17,937
Tax benefit related to exercise of equity awards			6,993				6,993
Stock issued in connection with stock compensation plans		7	13,125				13,132
Compensation expense in connection with employee stock compensation plans			5,423				5,423
Purchase of treasury stock related to stock compensation plans						(5,625)	(5,625)

Balance at March 31, 2012	$15,849	$529	$746,897	$34,179	$661,676	$(472,305)	$970,976

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$35,955	$44,031

Other comprehensive income, net of tax:
Foreign currency translation adjustments	20,266	28,254
Change in cash flow hedges	(1,708)	(1,683)
Other	(11)	(1)

Other comprehensive income	18,547	26,570

Total comprehensive income	54,502	70,601
Less: comprehensive income attributable to redeemable non-controlling interest	(649)	—

Total comprehensive income attributable to Warnaco Group	$53,853	$70,601

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$35,955	$44,031
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign exchange gain	(2,860)	(3,400)
(Income) Loss from discontinued operations	(3,034)	501
Depreciation and amortization	14,922	14,447
Stock compensation	5,423	11,347
Provision for trade and other bad debts	130	1,377
Inventory writedown	5,119	3,157
Other	(11)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(17,894)	(70,428)
Inventories	(26,855)	(46,574)
Prepaid expenses and other assets	(868)	3,296
Accounts payable, accrued expenses and other liabilities	(38,493)	(28,409)
Accrued income taxes	(9,335)	3,197

Net cash (used in) operating activities from continuing operations	(37,801)	(67,497)
Net cash (used in) operating activities from discontinued operations	—	(16,284)

Net cash (used in) operating activities	(37,801)	(83,781)

Cash flows from investing activities:
Proceeds on disposal of assets	410	56
Purchases of property, plant & equipment	(10,327)	(12,258)
Business acquisitions, net of cash acquired	(1,362)	(1,083)

Net cash (used in) investing activities from continuing operations	(11,279)	(13,285)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash (used in) investing activities	(11,279)	(13,285)

Cash flows from financing activities:
Change in short-term notes payable	14,973	15,340
Change in revolving credit loans	16,171	96,707
Payments on 2011 Term Loan	(500)	—
Payment of deferred premium on Interest Rate Cap Agreement	(489)	—
Proceeds from the exercise of employee stock options	13,132	5,818
Tax benefit related to exercise of equity awards	6,993	—
Purchase of treasury stock	(5,625)	(31,146)
Contingent payment related to acquisition of non-controlling interest in
Brazilian subsidiary	(7,592)	(11,467)

Net cash provided by financing activities from continuing operations	37,063	75,252
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	37,063	75,252

Effect of foreign exchange rate changes on cash and cash equivalents	3,713	4,682

(Decrease) in cash and cash equivalents	(8,304)	(17,132)
Cash and cash equivalents at beginning of period	232,531	191,227

Cash and cash equivalents at end of period	$224,227	$174,095

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

The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2011 (as defined below). The year-end Consolidated Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Periods Covered: The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally, the period from January 1, 2012 to March 31, 2012 (the “Three Months Ended March 31, 2012”) and the period from January 2, 2011 to April 2, 2011 (the “Three Months Ended April 2, 2011”) each contained 13 weeks of operations.

Recent Accounting Pronouncements

There were no accounting pronouncements that were issued through the Three Months Ended March 31, 2012 that were not yet adopted that are expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows in future periods.

Note 3—Acquisitions

Acquisition of Remaining Non-Controlling Interest in Brazil

During the fourth quarter of the fiscal year ended January 2, 2010 (“Fiscal 2009”), the Company acquired the remaining non-controlling interest in a Brazilian subsidiary (“WBR”) and eight retail stores in Brazil, collectively, the “Brazilian Acquisition.” As part of the consideration for the Brazilian Acquisition, the Company was required to make three payments through March 31, 2012, which were contingent on the level of operating income achieved (as specified in the acquisition agreement) by WBR during the fourth quarter of Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively. The Company made the second contingent payment of 18,500 Brazilian real (approximately $11,470 as of March 31, 2011), based on the operating results of WBR for Fiscal 2010, on March 31, 2011. The Company made the third contingent payment of 18,500 Brazilian real (approximately $10,123 as of March 31, 2012), based on the operating results of WBR for Fiscal 2011, in two separate payments: (i) $7,592 on March 30, 2012 and (ii) $2,531 on April 2, 2012. As of March 31, 2012, the amount of the payment that was made on April 2, 2012 was recorded as a current liability in Accrued Liabilities on the Company’s Consolidated Condensed Balance Sheet.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 4—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2011, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are presented in the Consolidated Condensed Statements of Operations as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net revenues	$—	$—

Income (Loss) before income tax (benefit) (a)	$3,034	$(776)
Income tax (benefit)	—	(275)

Income (Loss) from discontinued operations	$3,034	$(501)

Summarized assets and liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	March 31, 2012	December 31, 2011	April 2, 2011
Prepaid expenses and other current assets	$—	$—	$108

Assets of discontinued operations	$—	$—	$108

Accounts payable	$4	$5	$15
Accrued liabilities (a)	3,969	6,792	3,645

Liabilities of discontinued operations	$3,973	$6,797	$3,660

(a)	The increase in income (loss) before income tax (benefit) and the decrease in accrued liabilities between December 31, 2011 and March 31, 2012 is primarily due to the reversal of a reserve related to a French tax liability associated with the Company’s Lejaby discontinued business.

See Note 18 of Notes to Consolidated Condensed Financial Statements – Legal Matters regarding the Company’s Lejaby business.

Note 5—Restructuring Expenses and Other Exit Costs

During the Three Months Ended March 31, 2012, the Company incurred restructuring charges and other exit costs of $6,590, related to (i) the rationalization and consolidation of the Company’s international operations ($2,333); (ii) charges in connection with employee termination and reorganization of management structure ($877); (iii) non-cash impairment charges associated with store closures, including those related to its CK/Calvin Klein “bridge” business ($1,002 ); (iv) severance, lease contract termination and related costs in connection with retail store, office and warehouse closures ($2,210); and (v) legal, professional and other exit costs ($168).

The Company’s license agreement to operate the “bridge” apparel business in Europe (the “CK/Calvin Klein “bridge” Apparel License”) requires the Company to, among other things, meet certain minimum sales thresholds for the two consecutive annual periods of 2010 and 2011. During Fiscal 2010 and Fiscal 2011, the Company did not achieve the aforementioned minimum sales thresholds required under the CK/Calvin Klein “bridge” Apparel License. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the “bridge” business. The impairment charge associated with the Company’s CK/Calvin Klein “bridge” business that was recorded during the Three Months Ended March 31, 2012, was the result of the Company’s ongoing discussions with CKI regarding the Company’s transition of its “bridge” business back to CKI and the Company’s decision, as a result of those discussions, to close certain “bridge” retail stores in Europe.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

During the Three Months Ended April 2, 2011, the Company incurred restructuring charges and other exit costs of $6,489 related to (i) the rationalization and consolidation of the Company’s international operations ($3,065); (ii) job eliminations in the U.S. ($1,167); (iii) lease contract termination costs in connection with retail store, office and warehouse closures ($2,224); and (iv) other exit costs ($33).

Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of goods sold	$434	$667
Selling, general and administrative expenses	6,156	5,822

	$6,590	$6,489

Cash portion of restructuring items	$6,006	$6,463
Non-cash portion of restructuring items	584	26

Changes in liabilities related to restructuring expenses and other exit costs for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011 are summarized below:

Balance at January 1, 2011	$3,582
Charges for the Three Months Ended April 2, 2011	6,463
Cash reductions for the Three Months Ended April 2, 2011	(1,665)
Non-cash changes and foreign currency effects	88

Balance at April 2, 2011	$8,468

Balance at December 31, 2011	$9,160
Charges for the Three Months Ended March 31, 2012	6,006
Cash reductions for the Three Months Ended March 31, 2012	(4,206)
Non-cash changes and foreign currency effects	65

Balance at March 31, 2012 (a)	$11,025

(a)	The balance at March 31, 2012 includes approximately $9,393 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $1,632 recorded in other long term liabilities which amounts are expected to be settled over the next two years.

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

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps® brands. As of March 31, 2012, the Sportswear Group operated 702 Calvin Klein retail stores worldwide (consisting of 163 full-price free-standing stores, 59 outlet free-standing stores, 479 concession /shop-in-shop stores and, in the U.S., one on-line store). As of March 31, 2012, there were also 392 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear, sleepwear and loungewear under the Calvin Klein, Warner’s®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of March 31, 2012, the Intimate Apparel Group operated 881 Calvin Klein retail stores worldwide (consisting of 100 full-price free-standing stores, 57 outlet free-standing stores and 723 concession /shop-in-shop stores and, in the U.S., one on-line store). As of March 31, 2012, there were also 211 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. As of March 31, 2012, the Swimwear Group operated 193 Calvin Klein retail concession /shop-in-shop stores in Europe and one on-line store in the U.S.

Information by business segment is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Unallocated Corporate / Other	Total
Three Months Ended March 31, 2012
Net revenues	$300,803	$222,877	$91,861	$615,541	$—	$615,541
Operating income (loss)	13,583	29,954	14,837	58,374	(6,155)	52,219
Depreciation and amortization	9,302	4,537	694	14,533	389	14,922
Restructuring expense	3,691	3,029	21	6,741	(151)	6,590
Capital expenditures	4,512	2,779	122	7,413	1,237	8,650

Three Months Ended April 2, 2011
Net revenues	$339,471	$220,994	$101,696	$662,161	$—	$662,161
Operating income (loss)	38,600	30,537	14,068	83,205	(13,551)	69,654
Depreciation and amortization	9,080	4,439	617	14,136	311	14,447
Restructuring expense	1,650	1,443	3,078	6,170	318	6,489
Capital expenditures	4,891	6,131	56	11,078	304	11,382

Balance Sheet
Total Assets:
March 31, 2012	$1,029,013	$480,944	$179,174	$1,689,131	$113,031	$1,802,162
December 31, 2011	994,425	486,636	148,982	1,630,043	117,807	1,747,850
April 2, 2011	1,072,131	410,607	190,672	1,673,410	118,160	1,791,570
Property, Plant and Equipment:
March 31, 2012	$65,026	$43,142	$2,176	$110,344	$21,307	$131,651
December 31, 2011	64,149	43,966	2,220	110,335	22,687	133,022
April 2, 2011	64,446	33,380	2,739	100,565	32,264	132,829

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s operating income is presented in the table above including restructuring charges and allocations of corporate expenses but does not include unallocated corporate/other expenses. The decrease for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 in the amount of unallocated corporate expenses that reconciles total business segment operating income to the Company’s total operating income is related primarily to a reduction in amounts of stock-based employee compensation and in amounts accrued for performance-based employee cash compensation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A reconciliation of operating income from business segments to income from continuing operations before provision for income taxes and redeemable non-controlling interest is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating income by business segments	$58,374	$83,205
Unallocated corporate/other expenses	(6,155)	(13,551)

Operating income	52,219	69,654
Other income	(269)	(644)
Interest expense	4,449	2,696
Interest income	(873)	(746)

Income from continuing operations before provision for income taxes and redeemable non-controlling interest	$48,912	$68,348

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	March 31, 2012%		April 2, 2011%
Net revenues:
United States	$248,409	40.3%	$285,143	43.1%
Europe	146,312	23.8%	168,469	25.5%
Asia	137,763	22.4%	126,776	19.1%
Mexico and Central and South America	53,103	8.6%	51,718	7.8%
Canada	29,954	4.9%	30,055	4.5%

	$615,541	100.0%	$662,161	100.0%

Note 7—Income Taxes

The effective tax rates for the Three Months Ended March 31, 2012 and April 2, 2011 were 32.7% and 34.8% respectively. The reduction in the effective tax rate for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 primarily reflects the effect of establishing uncertain tax positions in certain foreign jurisdictions. The provision for income taxes for the Three Months Ended April 2, 2011 included amounts associated with the aforementioned uncertain tax positions whereas similar tax provisions were not required during the Three Months Ended March 31, 2012.

As of March 31, 2012, the Company remains under audit in various taxing jurisdictions. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and future events, it is reasonably possible that within the next 12 months the reserve for uncertain tax positions may decrease between $10,000 and $14,000 due to (i) tax positions the Company expects to take during the next 12 months, (ii) the reevaluation of current uncertain tax positions arising from developments in examinations, (iii) the finalization of tax examinations, or (iv) the closure of tax statutes.

Note 8—Employee Benefit and Retirement Plans

Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who have completed service prior to January 1, 2003 (the “Pension Plan”). Participants in the Pension Plan have not earned any additional pension benefits after December 31, 2002. The Company also sponsors defined benefit plans for certain former employees of its United Kingdom and other European entities (the “Foreign Plans”). The Foreign Plans were not considered to be material for any period presented in this Form 10-Q. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to certain retired domestic employees (the “Postretirement Plans”). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

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

The Company made contributions of $17,230 and $3,850 to the Pension Plan during the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively. The Company’s contributions to the Pension Plan are expected to be $20,550 in total for Fiscal 2012 (see Note 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011).

The following table includes only the Pension Plan. The Foreign Plans were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$—	$—	$55	$62
Interest cost	2,221	2,334	64	70
Expected return on plan assets	(2,350)	(2,703)	—	—
Amortization of actuarial (gain)	—	—	(24)	(25)

Net benefit (income) cost (a)	$(129)	$(369)	$95	$107

(a)	net benefit (income) cost does not include costs related to the Foreign Plans of $75 and $57 for the Three Months Ended March 31, 2012 and April 2, 2011, respectively.

Deferred Compensation Plans

The Company’s liability under the employee deferred compensation plan was $4,812, $4,602 and $4,828 as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively. This liability is included in other long-term liabilities. The Company’s cash liability under the director deferred compensation plan was $1,329, $1,237 and $1,132 as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively. This liability is included in other long-term liabilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 9—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2012, December 31, 2011 and April 2, 2011 are summarized below:

	March 31,	December 31,	April 2,
	2012	2011	2011
Foreign currency translation adjustments (a)	$41,012	$21,356	$74,236
Actuarial losses related to post retirement medical plans, net of tax of $1,232 as of March 31, 2012, December 31, 2011 and April 2, 2011	(1,299)	(1,299)	(1,099)
(Loss) on cash flow hedges, net of taxes of $3,577, $2,930 and $1,340 as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively	(5,645)	(3,937)	(3,530)
Other	111	122	11

Total accumulated other comprehensive income	$34,179	$16,242	$69,618

(a)	Foreign currency translation adjustments related to the Company’s assets and liabilities reflect the change in the U.S. dollar relative to functional currencies in countries where the Company conducts certain of its operations and the fact that the majority of the Company’s assets are related to the Company’s business outside of the U.S.

Note 10—Fair Value Measurement

The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily include derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure fair value of the Interest Rate Cap Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements). The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

Level 1—	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2—	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3—	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

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

The fair value of the Interest Rate Cap Agreement (as defined below) was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

The fair value of long-lived assets was based on the Company’s best estimates of future cash flows and, therefore, meets the definition of Level 3 fair value, as defined above.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of March 31, 2012, December 31, 2011 and April 2, 2011:

	March 31, 2012			December 31, 2011			April 2, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency exchange contracts	$—	$1,287	$—	$—	$5,587	$—	$—	$376	$—
Interest rate cap	—	6,047	—	—	6,276	—	—	—	—

Liabilities
Foreign currency exchange contracts	$—	$1,148	$—	$—	$532	$—	$—	$7,133	$—

During the Three Months Ended March 31, 2012, the Company recorded non-cash impairment charges totaling $1,002 related to the long-lived assets, consisting of leasehold improvements and furniture and fixtures, of certain retail stores in the Sportswear Group, including its CK/Calvin Klein “bridge” business, which were scheduled to close as part of a restructuring plan (see Note 5 of Notes to Consolidated Condensed Financial Statements – Restructuring Expenses and Other Exit Costs). As of March 31, 2012, those assets, measured on a non-recurring basis, had a fair value of $210, based upon projected future cash flows of those retail stores through the expected dates of closure. There were no assets or liabilities measured on a non-recurring basis for the Three Months Ended April 2, 2011. See Note 1 of Notes to Consolidated Financial Statements – Nature of Operations and Summary of Significant Accounting Policies – Long-Lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2011 for a description of the testing of retail stores for impairment.

Note 11— Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012, December 31, 2011 and April 2, 2011 are as follows:

		March 31, 2012			December 31, 2011		April 2, 2011
	Balance Sheet Location	Carrying Amount	Fair Value	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$346,941	$346,941		$322,976	$322,976	$396,035	$396,035
Open foreign currency exchange contracts	Prepaid expenses and other current assets	1,287	1,287	2	5,587	5,587	376	376
Interest rate cap	Other assets	6,047	6,047	2	6,276	6,276	—	—

Liabilities:
Accounts payable	Accounts payable	$143,798	$143,798		$141,797	$141,797	$164,721	$164,721
Short-term debt	Short-term debt	74,872	74,872	1	43,021	43,021	146,423	146,423
Open foreign currency exchange contracts	Accrued liabilities	1,148	1,148	2	532	532	7,133	7,133
2011 Term Loan, current portion	Short-term debt	2,000	1,985	2	2,000	1,980	—	—
2011 Term Loan	Long-term debt	196,500	195,026	2	197,000	195,030	—	—

See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Derivative Financial Instruments

Foreign Currency Exchange Forward Contracts

During the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, the Company’s Korean, European, Canadian and Mexican subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy either up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. In addition, during the Three Months Ended March 31, 2012, one of the Company’s Mexican subsidiaries began a program, using foreign exchange forward contracts, to hedge up to 75% of the royalty payments due on net sales of Calvin Klein Jeans and Calvin Klein Underwear apparel. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Accumulated Other Comprehensive Income (“AOCI”) and recognized in Cost of Goods Sold, with the exception of the Mexican royalty forward contracts, for which gains and losses released from AOCI are recognized in Selling, general and administrative expense, in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

During the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts that were designed to fix the number of Euros, Korean won, Canadian dollars, Mexican pesos or Singaporean dollars required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the British pound; or (iii) U.S. dollar denominated intercompany loans and payables.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into the Interest Rate Cap Agreement, which is intended to limit the interest rate payable on average over the term of the Interest Rate Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan (as defined below) that equals the notional amount of the Interest Rate Cap Agreement. The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. See Note 14 of Notes to Consolidated Condensed Financial Statements—Interest Rate Cap Agreement.

The following table summarizes the Company’s derivative instruments as of March 31, 2012, December 31, 2011 and April 2, 2011:

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Type (a)	Balance Sheet Location	March 31, 2012	December 31, 2011	April 2, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011	April 2, 2011
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	CF	Prepaid expenses and other current assets	$75	$1,308	$—	Accrued liabilities	$802	$—	$4,191
Interest rate cap	CF	Other assets	6,047	6,276	—		—	—	—

			$6,122	$7,584	$—		$802	$—	$4,191

Derivatives not designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts		Prepaid expenses and other current assets	$1,212	$4,279	$376	Accrued liabilities	$346	$532	$2,942

Total derivatives			$7,334	$11,863	$376		$1,148	$532	$7,133

(a)	CF = cash flow hedge

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011:

Derivatives in FASB ASC 815-20 Cash Flow Hedging Relationships	Nature of Hedged Transaction	Amount of (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (c)	Amount of (Loss) Recognized in Income on Derivative (Ineffective Portion)
		Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
		March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(516)	$(700)	cost of goods sold	$176	$(337)	other loss/income	$(15)	$(22)
Foreign exchange contracts	Purchases of inventory (b)	(1,561)	(2,538)	cost of goods sold	(120)	(749)	other loss/income	(20)	(58)
Interest rate cap	Interest expense on 2011 Term Loan	(229)	—	interest expense	(7)	—	other loss/income	—	—

Total		$(2,306)	$(3,238)		$49	$(1,086)		$(35)	$(80)

(a)	At March 31, 2012, the amount of minimum royalty costs hedged was $16,918; contracts expire through March 2013. At April 2, 2011, the amount of minimum royalty costs hedged was $13,366; contracts expire through March 2012.
(b)	At March 31, 2012, the amount of inventory purchases hedged was $48,850; contracts expire through March 2013. At April 2, 2011, the amount of inventory purchases hedged was $66,800; contracts expire through August 2012.
(c)	No amounts were excluded from effectiveness testing.

Derivatives not designated as hedging instruments under FASB ASC 815-20	Nature of Hedged Transaction	Instrument	Amount Hedged		Maturity Date		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
			Three Months Ended		Three Months Ended			Three Months Ended
			March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Foreign exchange contracts (d)	Intercompany sales of inventory	Forward contracts	10,794	10,152	March 2013	April 2012	other loss/income	(20)	268
Foreign exchange contracts (e)	Minimum royalty and advertising costs	Forward contracts	10,000	10,000	January 2013	January 2012	other loss/income	(251)	(671)
Foreign exchange contracts	Intercompany payables	Forward contracts	24,500	26,000	October 2012	November 2011	other loss/income	(769)	(1,798)
Foreign exchange contracts	Intercompany loans	Forward contracts	34,500	20,000	September 2012	November 2011	other loss/income	(939)	(1,156)
Foreign exchange contracts	Intercompany loans	Forward contracts	6,000		July 2012		other loss/income	171	—

Total								$(1,808)	$(3,357)

(d)	Forward contracts used to offset 50% of British Pounds-denominated intercompany sales by a subsidiary whose functional currency is the Euro.
(e)	Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company's foreign subsidiary whose functional currency was the Euro, entered into by Warnaco on behalf of a foreign subsidiary.

A reconciliation of the balance of AOCI during the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011 related to cash flow hedges is as follows:

Balance January 1, 2011	$(2,331)
Derivative losses recognized	(3,238)
Losses amortized to earnings	1,086

Balance before tax effect	(4,483)
Tax effect	953

Balance April 2, 2011, net of tax	$(3,530)

Balance December 31, 2011	$(3,937)
Derivative losses recognized	(2,306)
Gain amortized to earnings	(49)

Balance before tax effect	(6,292)
Tax effect	647

Balance March 31, 2012, net of tax	$(5,645)

See Note 14 of Notes to Consolidated Condensed Financial Statements—Interest Rate Cap Agreement for a reconciliation of the balance of AOCI related to the Interest Rate Cap Agreement, which is included in the reconciliation above.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

During the 12 months following March 31, 2012, the net amount of losses recorded in Other Comprehensive Income as of March 31, 2012 that are estimated to be amortized into earnings is $1,153 on a pre-tax basis. During the Three Months Ended March 31, 2012, the Company expected that all originally forecasted purchases of inventory, payment of minimum royalty and advertising costs, or payment of interest on the 2011 Term Loan, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods or within two months after that time. Therefore, no amount of gains or losses was reclassified into earnings during the Three Months Ended March 31, 2012 as a result of the discontinuance of those cash flow hedges.

Note 12—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	March 31, 2012	December 31, 2011	April 2, 2011
Finished goods	$379,854	$350,010	$362,924
Raw materials	220	825	1,396

	$380,074	$350,835	$364,320

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. As of March 31, 2012, December 31, 2011 and April 2, 2011, the amount of such deposits was $1,537, $4,385 and $5,660, respectively.

See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

Note 13—Intangible Assets and Goodwill

The following tables set forth intangible assets as of March 31, 2012, December 31, 2011 and April 2, 2011 and the activity in the intangible asset accounts for the Three Months Ended March 31, 2012:

	March 31, 2012			December 31, 2011			April 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$327,523	$101,103	$226,420	$323,950	$99,229	$224,721	$336,652	$57,213	$279,439
Other	34,995	15,757	19,238	34,459	14,932	19,527	35,591	12,150	23,441

	362,518	116,860	245,658	358,409	114,161	244,248	372,243	69,363	302,880

Indefinite-lived intangible assets:
Trademarks	54,415	—	54,415	53,519	—	53,519	54,715	—	54,715
Licenses in perpetuity	22,797	—	22,797	23,113	—	23,113	23,113	—	23,113

	77,212	—	77,212	76,632	—	76,632	77,828	—	77,828

Intangible Assets	$439,730	$116,860	$322,870	$435,041	$114,161	$320,880	$450,071	$69,363	$380,708

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Trademarks	Licenses in Perpetuity	Licenses for a Term	Other Finite-lived Intangible Assets	Total
Balance at December 31, 2011	$53,519	$23,113	$224,721	$19,527	$320,880
Amortization expense	—	—	(1,874)	(825)	(2,699)
Translation adjustments	—	—	4,153	536	4,689
Tax benefit (a)	896	(316)	(580)	—	—

Balance at March 31, 2012	$54,415	$22,797	$226,420	$19,238	$322,870

(a)	Relates to the allocation of a tax benefit realized for the excess of tax deductible goodwill over book goodwill in certain jurisdictions.

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2013	$10,331
2014	9,154
2015	9,152
2016	9,130
2017	8,873

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended March 31, 2012:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Goodwill balance at December 31, 2011	$134,395	$4,911	$642	$139,948
Translation adjustments	3,881	197	—	4,078

Goodwill balance at March 31, 2012	$138,276	$5,108	$642	$144,026

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 14—Debt

Debt was as follows:

	00000000000	00000000000	00000000000
	March 31, 2012	December 31, 2011	April 2, 2011
Short-term debt:
Current portion of 2011 Term Loan	$2,000	$2,000	$—
CKJEA Notes payable and Other	58,701	43,021	38,309
2008 Credit Agreements	16,171	—	96,707
Premium on interest rate cap—current	2,571	2,492	—
Italian Note	—	—	11,407

	79,443	47,513	146,423

Long-term debt:
2011 Term Loan	196,500	197,000	—
Premium on interest rate cap	10,907	11,477	—

	207,407	208,477	—

Total Debt	$286,850	$255,990	$146,423

2011 Term Loan Agreement

On June 17, 2011, Warnaco Group, Warnaco, Calvin Klein Jeanswear Company (“CK Jeans”), an indirect wholly-owned subsidiary of Warnaco Group, and Warnaco Swimwear Products Inc. (“Warnaco Swimwear”), an indirect wholly-owned subsidiary of Warnaco Group, entered into a term loan agreement (the “2011 Term Loan Agreement”) and the term loan thereunder (the “2011 Term Loan”) with the financial institutions which are the lenders thereunder (the “Lenders”). Warnaco, CK Jeans and Warnaco Swimwear are co-borrowers on a joint and several basis under the 2011 Term Loan Agreement (the “Borrowers”). The 2011 Term Loan matures on June 17, 2018. As of March 31, 2012, there was $198,500 in term loans outstanding under the 2011 Term Loan Agreement.

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate (as defined in the 2011 Term Loan Agreement) plus a margin of 1.75% or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. At March 31, 2012 and December 31, 2011, the interest rate on the entire balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, on a notional amount of $120,000 (the “Interest Rate Cap Agreement”), which is a series of 27 individual caplets that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018. The effect of the Interest Rate Cap Agreement is to limit the interest rate payable on average over the term of the Interest Rate Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the Interest Rate Cap Agreement.

The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%. At the inception of the hedging relationship, the fair value of the Interest Rate Cap Agreement of $14,395 was allocated to the respective caplets within the Interest Rate Cap Agreement on a fair value basis. To the extent that the interest rate cap contracts are effective in offsetting that variability, changes in the Interest Rate Cap Agreement’s fair value will be recorded in AOCI in the Company’s Consolidated Condensed Balance Sheets and subsequently recognized in interest expense in the Consolidated Condensed Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.

On March 31, 2012 and December 31, 2011, the fair value of the Interest Rate Cap Agreement was $6,047 and $6,276, respectively, which was recorded in Other assets. On March 31, 2012, Deferred premium on the Interest Rate Cap Agreement was $13,478, of which $2,571 was recorded in Short-term debt and $10,907 was recorded in Long-term debt. On December 31, 2011, Deferred premium on the Interest Rate Cap Agreement was $13,969, of which $2,492 was recorded in Short-term debt and $11,477 was recorded in Long-term debt.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A reconciliation of the balance of AOCI during the Three Months Ended March 31, 2012 related to the Interest Rate Cap Agreement is as follows:

0000000000
Balance December 31, 2011, net of tax	$(4,848)
Change in fair value of interest rate cap	(229)
Initial fair value of maturing caplets	7

Balance March 31, 2012, pre-tax	(5,070)
Tax effect	90

Balance March 31, 2012, net of tax	$(4,980)

Interest expense recognized on the Interest Rate Cap Agreement during the Three Months Ended March 31, 2012 is as follows:

0000000000
Interest Expense
Initial fair value of maturing caplets	$7
Accretion of deferred premium	106

Total	$113

2008 Credit Agreements

On August 26, 2008, Warnaco, as borrower, and Warnaco Group, as guarantor, entered into a revolving credit agreement (the “2008 Credit Agreement”) and Warnaco of Canada Company, an indirect wholly-owned subsidiary of Warnaco Group, as borrower, and Warnaco Group, as guarantor, entered into a second revolving credit agreement (the “2008 Canadian Credit Agreement” and, together with the 2008 Credit Agreement, the “2008 Credit Agreements”), in each case with the financial institutions which, from time to time, will act as lenders and issuers of letters of credit. On June 17, 2011 and November 8, 2011, the 2008 Credit Agreements were amended (see Note 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011).

As of March 31, 2012, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.97%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%, or (ii) 2.67%, based on the BA Rate (as defined below), in each case, on a per annum basis. The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

As of March 31, 2012, the Company had $16,171 of loans and approximately $32,205 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $179,651 of availability. As of March 31, 2012, there were no loans and $3,462 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $19,204.

CKJEA Notes and Other Short-Term Debt

One of the Company’s European businesses holds short-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $44,190 at March 31, 2012, $36,648 at December 31, 2011 and $29,236 at April 2, 2011 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). The weighted average effective interest rate for the outstanding CKJEA Notes payable was 3.49% as of March 31, 2012, 4.00% as of December 31, 2011 and 2.24% as of April 2, 2011. All of the CKJEA Notes payable are short-term and were renewed during the Three Months Ended March 31, 2012 for additional terms of no more than 12 months.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

In addition, as of March 31, 2012, December 31, 2011 and April 2, 2011, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $557, $6,373 and $9,073, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable. In addition, as of March 31, 2012, WBR has outstanding short-term loans with several Brazilian banks totaling $13,954, with a weighted average interest rate of 11.69%.

During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25,000 revolving credit facility with one lender (the “Asian Credit Facility”) to be used for working capital and general corporate purposes. The Asian Credit Facility bears interest of 1.75% over one-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further one-month periods for up to one year. The Asian Credit Facility may be renewed annually. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings as of December 31, 2011 or March 31, 2012 or during the Three Months Ended March 31, 2012.

Italian Note

On September 30, 2010, one of the Company’s Italian subsidiaries entered into a €10,000 loan (the “Italian Note”). As of April 2, 2011, the principal balance of the Italian Note was €8,020 (equal to approximately $11,407 on that date) with an annual interest rate of 3.72%. On June 30, 2011, the Company repaid the full outstanding balance of €6,040 (equal to approximately $8,600 on that date) on the Italian Note with a portion of the proceeds of the 2011 Term Loan (see above).

Note 15—Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2012, December 31, 2011 and April 2, 2011.

Share Repurchase Programs

During September 2011, the Company’s Board of Directors approved a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200,000 of the Company’s outstanding common stock. During the Three Months Ended March 31, 2012, the Company did not repurchase any shares under the 2011 Share Repurchase Program, leaving $188,674 of common stock to be repurchased.

On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Three Months Ended April 2, 2011, the Company repurchased 560,842 shares of its common stock under the 2010 Share Repurchase Program for $29,150 (based on an average of $51.97 per share). There are no shares of the Company’s common stock available for repurchase under the 2010 Share Repurchase Program.

Stock Incentive Plans

The Company granted 295,449 and 342,600 stock options during the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively. The fair values of stock options granted during the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011 were estimated as of the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Weighted average risk free rate of return (a)	0.62%	1.66%
Dividend yield	—	—
Expected volatility of the market price of the Company’s common stock	56.0%	57.7%
Expected option life (years)	4.1	4.1

(a)	based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

A summary of stock-based compensation expense is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Stock-based compensation expense before income taxes:
Stock options	$2,028	$3,821
Restricted stock grants	3,395	7,526

Total	5,423	11,347

Income tax benefit:
Stock options	682	1,366
Restricted stock grants	453	2,263

Total	1,135	3,629

Stock-based compensation expense after income taxes:
Stock options	1,346	2,455
Restricted stock grants	2,942	5,263

Total	$4,288	$7,718

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Three Months Ended March 31, 2012 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,886,925	$38.35
Granted	295,449	56.53
Exercised	(479,112)	27.39
Forfeited / Expired	(21,335)	49.63

Outstanding as of March 31, 2012	1,681,927	$44.52

Options Exercisable as of March 31, 2012	1,009,827	$38.82

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, defined below) as of and for the Three Months Ended March 31, 2012 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	859,766	$39.77
Granted	176,847	56.58
Vested	(258,101)	29.58
Forfeited	(17,614)	46.80

Unvested as of March 31, 2012	760,898	$46.96

During the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, share-based compensation awards granted to certain of the Company’s officers under Warnaco Group’s 2005 Stock Incentive Plan included 55,557 and 80,050 performance-based restricted stock/restricted unit awards, respectively, (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables. The Performance Awards include both a performance condition and a market condition (see Note 1 of Notes to Consolidated Financial Statements—Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation in the Company’s Annual Report on Form 10-K for Fiscal 2011 for further details on the Performance Awards).

Under the performance condition, the estimated compensation expense is based on the grant date fair value (the closing price of the Company’s common stock on the date of grant) and the Company’s current expectations of the probable number of Performance Awards that will ultimately be earned. The fair value of the Performance Awards under the market condition on the respective grant dates ($1,893 as of March 6, 2012 and $3,245 as of March 1, 2011) is based upon a Monte Carlo simulation model, which encompasses the Company’s relative total shareholder return (“TSR”) (change in closing price of the Company’s common stock on the New York Stock Exchange compared to that of a peer group of companies (“Peer Companies”)) during the Measurement Period. The Measurement Period includes both:

(i)	the period from the beginning of Fiscal 2012 to March 6, 2012 (the grant date) for Performance Awards granted on March 6, 2012, and the period from the beginning of Fiscal 2011 to March 1, 2011 (the grant date) for Performance Awards granted on March 1, 2011, for which actual TSR’s are calculated; and

(ii)	the periods from the respective grant dates to the end of the fiscal years ending 2013 or 2014, respectively, a total of 2.82 years and 2.83 years, respectively,(the “Remaining Measurement Period”), for which simulated TSR’s are calculated.

The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period for Performance Awards granted on March 6, 2012 and on March 1, 2011 included the following assumptions:

	March 6, 2012	March 1, 2011
Weighted average risk free rate of return	0.38%	1.07%
Dividend yield	—	—
Expected volatility - Company (a)	38.26%	61.50%
Expected volatility - Peer Companies	28.3% - 74.8%	38.2% - 113.4%
Remaining measurement period (years)	2.82	2.83

(a)	Expected volatility—Company for Performance Awards granted on March 6, 2012 and on March 1, 2011 is based on a Remaining Measurement Period of 2.82 years and 2.83 years, respectively.

The Company recorded compensation expense for the Performance Awards during the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011 based on the performance condition.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Performance Award activity for the Three Months Ended March 31, 2012 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	154,500	$49.65
Granted	55,557	56.54
Vested	—	—
Forfeited	(1,450)	55.57

Unvested as of March 31, 2012	208,607	$51.44

Note 16—Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash paid (received) during the period for:
Interest expense	$3,769	$2,034
Interest income	(368)	(455)
Income taxes, net of refunds received	18,334	20,619
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	5,993	6,130

Note 17—Income per Common Share

The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 545,523 shares and 651,791 shares for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group common shareholders and participating securities	$32,882	$44,532
Less: allocation to participating securities	(437)	(652)

Income from continuing operations attributable to Warnaco Group common shareholders	$32,445	$43,880

Income (Loss) from discontinued operations, net of tax, attributable to Warnaco Group common shareholders and participating securities	$3,034	$(501)
Less: allocation to participating securities	(40)	7

Income (Loss) from discontinued operations attributable to Warnaco Group common shareholders	$2,994	$(494)

Net income attributable to Warnaco Group common shareholders and participating securities	$35,916	$44,031
Less: allocation to participating securities	(477)	(645)

Net income attributable to Warnaco Group common shareholders	$35,439	$43,386

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	40,530,667	43,891,868

Income per common share from continuing operations	$0.80	$1.00
Income (Loss) per common share from discontinued operations	0.07	(0.01)

Net income per common share	$0.87	$0.99

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	40,530,667	43,891,868
Effect of dilutive securities:
Stock options and restricted stock units	887,285	898,863

Weighted average number of shares and share equivalents used in computing income per common share	41,417,952	44,790,731

Income per common share from continuing operations	$0.78	$0.98
Income (Loss) per common share from discontinued operations	0.08	(0.01)

Net income per common share	$0.86	$0.97

Number of anti-dilutive “out-of-the-money” stock options outstanding (a)	8,450	331,150

(a)	options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 18—Legal Matters

Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, and seeking to declare the sale null and void, monetary damages in an unspecified amount and other relief (the “Palmers Suit”). On February 13, 2012, Le Tribunal de Commerce de Paris dismissed the Palmers Suit and awarded the Company €100 in costs. On March 12, 2012, Palmers appealed the judgment. In addition, the Company and Palmers have been unable to agree on certain post-closing adjustments to the purchase price, including adjustments for working capital. The dispute regarding the amount of post-closing adjustments is not a subject of the Palmers Suit. As of March 31, 2012, the Company had a reserve of approximately $4,000 in connection with these legal matters.

Lejaby Receivables: As of March 31, 2012, the Company had a loan receivable recorded in Other assets on the Company’s Consolidated Condensed Balance Sheets of $14,300 from Palmers related to the Company’s sale of its Lejaby business to Palmers on March 10, 2008. The Company also had a receivable of $4,000 recorded in Other assets on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2012 related to working capital adjustments associated with such sale. During April 2012, the Company received certain information which indicates the potential that all or a portion of the receivables from Palmers might not be collectible. However, since the Company has not been able to verify the accuracy of the information received, the Company believes that it cannot reliably estimate a probable range of amounts that it may ultimately collect with respect to its receivables from Palmers. Accordingly, as of March 31, 2012, no provision has been recorded against the receivables from Palmers in the Company’s Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Other: In addition, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any such arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or cash flows.

Note 19—Commitments and Contingencies

The contractual obligations and commitments in existence as of March 31, 2012 did not differ materially from those disclosed as of December 31, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2011, except for the following changes, which occurred during the Three Months Ended March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$3,171	$2,442	$1,857	$1,834	$1,152	$7,888	$18,344
Other contractual obligations	1,014	544	279	108	163	996	3,104

Total	$4,185	$2,986	$2,136	$1,942	$1,315	$8,884	$21,448

As of March 31, 2012, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $318,535, all of which are payable in Fiscal 2012.

As of March 31, 2012, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to the Consolidated Condensed Financial Statements).

As of March 31, 2012, the Company remains under audit in various taxing jurisdictions (see Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion related to the Company’s reserve for uncertain tax positions).

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Consolidated Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for Fiscal 2011.

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally, the period from January 1, 2012 to March 31, 2012 (the “Three Months Ended March 31, 2012”) and the period from January 2, 2011 to April 2, 2011 (the “Three Months Ended April 2, 2011”) each contained 13 weeks of operations.

The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group. These groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker, reviews the Company’s business.

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

References to the effects of fluctuations in foreign currencies are reflective of all of the following factors:

(i)	the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period);

(ii)	a transaction effect related to entities which purchase inventory in currencies other than that entity’s reporting currency. The transaction effect represents the effect of the following differences in the foreign currency exchange rates on cost of goods sold: (a) the foreign currency exchange rate in effect at the time of purchase of inventory sold in the current period and (b) the foreign currency exchange rate in effect at the time of purchase of inventory sold in the comparable prior year period; and

(iii)	gains and losses recorded by the Company as a result of fluctuations in foreign currencies and gains and losses related to the Company’s foreign currency hedge programs (see Note 11 of Notes to Consolidated Condensed Financial Statements).

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

The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission, the Company has identified the following key strategic objectives, which it intends to focus on over the next five years:

•

Optimize and grow the international Calvin Klein businesses. The Company intends to continue the global expansion of its Calvin Klein Jeans and Calvin Klein Underwear businesses, particularly in Latin America, Asia and Northern and Eastern Europe. The key driver for this expansion is expected to be achieved via growth in the Company’s retail business through a combination of new store openings and the selective acquisition of stores operated by distributors of the Company’s products. The Company expects to concentrate its investment in new store openings in the faster growing regions of Asia, with a continued focus on the People’s Republic of China, and Latin America. In Europe, the focus will be on improving productivity in existing stores and encouraging development of stores operated by distributors.

During the Three Months Ended March 31, 2012, the Company increased the number of Calvin Klein retail stores in Europe, Asia and South America, net of store closures, by 17 retail stores (consisting of an addition of 19 concession /shop-in-shop stores and a decrease of 2 outlet stores). As of March 31, 2012, the Company operated (i) 1,776 Calvin Klein retail stores worldwide (consisting of 379 free-standing stores (including 263 full price and 116 outlet stores), 1,395 concession /shop-in-shop stores, one Calvin Klein Underwear on-line store and one Calvin Klein Jeans on-line store) and (ii) one Speedo® on-line store.

•

Retail net revenues increased 6.5% to $179.0 million for the Three Months Ended March 31, 2012 compared to $168.1 million for the Three Months Ended April 2, 2011, and represented 29.1% and 25.4% of the Company’s net revenues for those respective periods.

•

Gain market share in heritage businesses. The Company’s heritage businesses include Chaps®, Warner’s and Olga (both of which are included in Core Intimates) and Speedo® brands. During the past five years, the Company has focused on managing the existing product lines of the heritage businesses for profitability. The Company’s strategy over the next five years is to achieve growth of the heritage businesses through gains in market share, while maintaining operating margins. The Company believes it can achieve gains in market share through expansion of the number and style of product lines, channels and the customer base in which the heritage brands are sold.

•

Better alignment of organization with strategies. The Company believes that in order to achieve its strategic objectives it must build a more consumer-centric culture, with strong customer relationships and an increased focus on product quality and style. To that end, the Company has recently made key organizational changes. Specifically, the Company created the positions of Chief Merchandising Officer and Chief Commercial Officer for its Calvin Klein businesses. In addition, the Company is in the process of centralizing its design and merchandising functions and streamlining its planning and production operations.

Net Revenues

The Company’s net revenues decreased $46.7 million, or 7.0%, to $615.5 million for the Three Months Ended March 31, 2012 compared to $662.2 million for the Three Months Ended April 2, 2011. The decrease in net revenues includes the unfavorable effect of foreign currency fluctuations, which resulted in a decrease in net revenues of $7.6 million.

On a business segment basis, the decrease in net revenues was due to:

•

a decrease of $38.7 million in the Company’s Sportswear Group (which primarily reflects continued weakness in the Company’s U.S and European operations, partially offset by increases in other regions (primarily Asia)); and

•	a decrease of $9.8 million in the Swimwear Group (which primarily reflects the Company’s strategy of reducing sales of certain swimwear lines to lower margin customers);

•	partially offset by a $1.9 million increase in the Intimate Apparel Group.

On a channel basis, the decline in net revenues includes decreases in:

•	the wholesale channel of $57.6 million, primarily in the Sportswear Group and the Swimwear Group in the U.S. and Europe; and

•

the retail channel of $2.5 million (1.6%) in comparable store sales, primarily as a result of decreases in Korea due to the effect of warmer weather on winter offerings and, the Company believes, a general decline in the retail apparel industry;

•

partially offset by an increase in retail net revenues of $13.4 million due to the addition of 192,000 net square feet of retail space in the period subsequent to April 2, 2011 through March, 31, 2012, bringing the total of the Company’s retail space to 1.1 million square feet worldwide as of March 31, 2012. The increase in retail space includes space for both the Sportswear Group and the Intimate Apparel Group and includes the opening of additional Calvin Klein international retail stores and the acquisition of a controlling interest in the business of the Company’s distributor in India during the third quarter of Fiscal 2011.

Operating Income

The Company’s operating income decreased $17.5 million, or 25.1%, to $52.2 million for the Three Months Ended March 31, 2012 compared to $69.7 million for the Three Months Ended April 2, 2011, reflecting declines in the Sportswear Group ($25.0 million) and in the Intimate Apparel Group ($0.6 million), partially offset by an increase in the Swimwear Group ($0.7 million) and expense reductions (primarily associated with reductions in equity and incentive –based compensation expenses) in Corporate/other ($7.4 million). Operating income includes restructuring charges and other exit costs of $6.6 million for the Three Months Ended March 31, 2012 and $6.5 million for the Three Months Ended April 2, 2011 (see Liquidity and Capital Resources – Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).

During the Three Months Ended March 31, 2012, although the decline in operating income was primarily related to a decrease in net revenues, certain of the Company’s businesses, particularly in the U.S., Asia and Europe, continued to experience an increase in product and freight costs, which adversely affected the operating margins of the Company’s businesses. The Company expects that product costs will stabilize or decline during Fiscal 2012. During the Three Months Ended March 31, 2012, the Company was able to partially mitigate the cost increases described above in certain geographic markets in Asia by selectively increasing the selling prices of its goods, making early purchases of product and implementing other sourcing initiatives.

Earnings per Share

For the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, income from continuing operations per diluted share decreased 20.4% to $0.78 per diluted share (from $0.98 per diluted share), including an increase of $0.03 per diluted share due to the fluctuations in foreign currencies.

Balance Sheet

As of March 31, 2012, the Company’s balance sheet included cash and cash equivalents of $224.2 million and total debt of $286.9 million compared to $174.1 million and $146.4 million, respectively, as of April 2, 2011.

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

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating income, as reported (GAAP)	$52,219	$69,654
Restructuring charges and pension income (a)	6,536	6,177

Operating income, as adjusted (non-GAAP)	$58,755	$75,831

Income from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$32,882	$44,532
Restructuring charges and pension, net of income tax (a)	4,648	4,121
Taxation adjustment (b)	357	1,130

Income from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$37,887	$49,783

Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$0.78	$0.98
Restructuring charges and pension , net of income tax (a)	0.11	0.09
Taxation adjustment (b)	0.01	0.03

Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$0.90	$1.10

a)	For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of restructuring charges and pension income. Restructuring charges (on a pre-tax basis) were $6,590 and $6,489 for the Three Months Ended March 31, 2012 and Three Months Ended April 2, 2011, respectively. Pension income (on a pre-tax basis) was $(54) and $(312) for the Three Months Ended March 31, 2012 and Three Months Ended April 2, 2011, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or recognized pension income.
b)	For the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, this adjustment reflects an additional amount required in order to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders at the Company’s forecasted normalized tax rates for Fiscal 2012 (31.6%) and Fiscal 2011 (33.2%), respectively. The Company’s forecasted normalized tax rates for both Fiscal 2012 and Fiscal 2011 exclude the effects of restructuring charges, pension income and certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items. Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company’s core business activities.

The Company believes it is valuable for users of its financial statements to be made aware of the non-GAAP financial information, as such measures are used by management to evaluate the operating performance of the Company’s continuing businesses on a comparable basis and to make operating and strategic decisions. Such non-GAAP measures will also enhance users’ ability to analyze trends in the Company’s business. In addition, the Company uses performance targets based on non-GAAP operating income and diluted earnings per share from continuing operations as a component of the measurement of incentive compensation.

Earnings per Share – As Adjusted

On an adjusted (non-GAAP) basis, for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, income from continuing operations per diluted share decreased 18.2% to $0.90 per diluted share (from $1.10 per diluted share).

Net Revenues on a Constant Currency Basis

The Company is a global company that reports financial information in U.S. dollars in accordance with GAAP. Foreign currency exchange rate fluctuations affect the amounts reported by the Company when the Company translates its foreign revenues into U.S. dollars. These rate fluctuations can have a significant effect on reported net revenues. As a supplement to its reported net revenues, the Company presents net revenues on a constant currency basis, which is a non-GAAP financial measure. The Company uses constant currency information to provide a framework to assess net revenue performance excluding the effects of changes in foreign currency exchange rates. Management believes this information is useful to investors to facilitate comparisons of net revenues and better identify trends in the Company’s businesses.

To calculate the increase in net revenues on a constant currency basis, net revenues for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

These constant currency net revenues should be viewed in addition to, and not in isolation from, or as a substitute to, the Company’s net revenues calculated in accordance with GAAP. The constant currency information presented in the following table for net revenues may not be comparable to similarly titled measures reported by other companies.

NET REVENUES ON A CONSTANT CURRENCY BASIS

(Dollars in thousands)

	Three Months Ended March 31, 2012
	GAAP As Reported	Impact of Foreign Currency Exchange	Non-GAAP Constant Currency
By Segment:
Sportswear Group	$300,803	$(4,601)	$305,404
Intimate Apparel Group	222,877	(2,364)	225,241
Swimwear Group	91,861	(674)	92,535

Net revenues	$615,541	$(7,639)	$623,180

By Region:
United States	$248,409	$—	$248,409
Europe	146,312	(4,418)	150,730
Asia	137,763	1,079	136,684
Mexico and Central and South America	53,103	(3,771)	56,874
Canada	29,954	(529)	30,483

Total	$615,541	$(7,639)	$623,180

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Three Months Ended March 31, 2012, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2011.

Recent Accounting Pronouncements

There were no accounting pronouncements that were issued through the Three Months Ended March 31, 2012 that were not yet adopted that are expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows in future periods.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011. The results of the Company’s discontinued operations are included in “Income (Loss) from discontinued operations, net of taxes” for all periods presented.

	Three Months Ended March 31, 2012	% of Net Revenues	Three Months Ended April 2, 2011	% of Net Revenues
	(in thousands of dollars)
Net revenues	$615,541	100.0%	$662,161	100.0%
Cost of goods sold	348,056	56.5%	367,023	55.4%

Gross profit	267,485	43.5%	295,138	44.6%
Selling, general and administrative expenses	212,621	34.5%	222,637	33.6%
Amortization of intangible assets	2,699	0.4%	3,159	0.5%
Pension income	(54)	0.0%	(312)	0.0%

Operating income	52,219	8.5%	69,654	10.5%
Other (income)	(269)		(644)
Interest expense	4,449		2,696
Interest income	(873)		(746)

Income from continuing operations before provision for income taxes and redeemable non-controlling interest	48,912		68,348
Provision for income taxes	15,991		23,816

Income from continuing operations before redeemable non-controlling interest	32,921		44,532
Income (Loss) from discontinued operations, net of taxes	3,034		(501)

Net income	35,955		44,031
Less: income attributable to redeemable non-controlling interest	39		—

Net income attributable to Warnaco Group	$35,916		$44,031

Net Revenues

Net revenues by segment were as follows:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$300,803	$339,471	$(38,668)	-11.4%
Intimate Apparel Group	222,877	220,994	1,883	0.9%
Swimwear Group	91,861	101,696	(9,835)	-9.7%

Net revenues	$615,541	$662,161	$(46,620)	-7.0%

Net revenues by channel of distribution were as follows:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011
United States—wholesale
Department stores and independent retailers	8%	9%
Specialty stores	8%	8%
Chain stores	7%	7%
Mass merchandisers	2%	1%
Membership clubs	7%	8%
Off price and other	8%	10%

Total United States—wholesale	40%	43%
International—wholesale	31%	32%
Retail (a)	29%	25%

Net revenues—consolidated	100%	100%

(a)	for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, 98.4% and 98.2%, respectively, of retail net revenues were derived from the Company’s international operations.

	Net Revenues
	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase / (Decrease)	% Change
	(in thousands of dollars)
Wholesale	$436,518	$494,084	$(57,566)	-11.7%
Retail	179,023	168,077	10,946	6.5%

Total	$615,541	$662,161	$(46,620)	-7.0%

Net revenues by geography were as follows:

	Net Revenues
	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase / (Decrease)	% Change	Constant $ % Change (a)
	(in thousands of dollars)
United States	$248,409	$285,143	$(36,734)	-12.9%	-12.9%
Europe	146,312	168,469	(22,157)	-13.2%	-10.5%
Asia	137,763	126,776	10,987	8.7%	7.8%
Mexico and Central and South America	53,103	51,718	1,385	2.7%	10.0%
Canada	29,954	30,055	(101)	-0.3%	1.4%

	$615,541	$662,161	$(46,620)	-7.0%	-5.9%

(a)	constant dollar percentage change is a non-GAAP measure. See Non-GAAP Measures, above.

The number of retail stores operated by the Company at March 31, 2012, December 31, 2011 and April 2, 2011 was as follows:

	March 31, 2012				December 31, 2011				April 2, 2011
Segments / Brands	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total
Sportswear - Calvin Klein Jeans
Number of Owned Full Price Stores	86	54	23	163	80	55	23	158	49	44	16	109
Number of Owned Outlet Stores	11	45	3	59	11	44	2	57	10	43	1	54
Number of Concession / Shop-in-shop Stores	275	134	70	479	280	123	62	465	250	86	—	336

Total Number of Stores	372	233	96	701	371	222	87	680	309	173	17	499

Intimate Apparel - Calvin Klein Underwear
Number of Owned Full Price Stores	53	24	23	100	50	25	30	105	40	19	31	90
Number of Owned Outlet Stores	8	43	6	57	8	42	11	61	6	41	18	65
Number of Concession / Shop-in-shop Stores	254	469	—	723	259	459	—	718	73	390	—	463

Total Number of Stores	315	536	29	880	317	526	41	884	119	450	49	618

Swimwear - Calvin Klein Swimwear
Number of Owned Full Price Stores	—	—	—	—	—	—	—	—	—	—	—	—
Number of Owned Outlet Stores	—	—	—	—	—	—	—	—	—	—	—	—
Number of Concession / Shop-in-shop Stores	—	193	—	193	—	193	—	193	133	191	—	324

Total Number of Stores	—	193	—	193	—	193	—	193	133	191	—	324

Total Company*
Number of Owned Full Price Stores	139	78	46	263	130	80	53	263	89	63	47	199
Number of Owned Outlet Stores	19	88	9	116	19	86	13	118	16	84	19	119
Number of Concession / Shop-in-shop Stores	529	796	70	1,395	539	775	62	1,376	456	667	—	1,123

Total Number of Stores	687	962	125	1,774	688	941	128	1,757	561	814	66	1,441

Total Square Footage (thousands)	485.6	515.3	95	1095.9	449.2	516.4	121.4	1087.0	319.0	466.9	122.4	908.3

*	In addition to the stores above, the Company operated one Calvin Klein Jeans on-line store, one Calvin Klein Underwear on-line store and one Speedo on-line store as of March 31, 2012, December 31, 2011 and April 2, 2011.

The effect of fluctuations in foreign currency exchange rates on net revenues was a decrease of $7.6 million for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011. See Overview, above.

During the Three Months Ended March 31, 2012, the Company’s top five customers accounted for $124.9 million (20.3% of Company net revenue) as compared to $136.1 million (20.5% of Company net revenue) for the Three Months Ended April 2, 2011. During the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$141,972	$184,146	$(42,174)	-22.9%
Chaps	48,714	54,879	(6,165)	-11.2%

Sportswear wholesale	190,686	239,025	(48,339)	-20.2%
Calvin Klein Jeans retail	110,117	100,446	9,671	9.6%

Sportswear Group (a)	$300,803	$339,471	$(38,668)	-11.4%

(a)	Includes net revenues of $41.3 million and $42.0 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America. Those amounts include net revenues of Calvin Klein “bridge” accessories of $19.2 million and $23.6 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively. See Note 5 of Notes to Consolidated Condensed Financial Statements – Restructuring and Other Exit Costs for a discussion of the Company’s and CKI’s intention for the Company to discontinue operation of the “bridge” business.

Sportswear Group net revenues decreased $38.6 million to $300.8 million for the Three Months Ended March 31, 2012 from $339.4 million for the Three Months Ended April 2, 2011. Sportswear Group net revenues from international operations decreased $3.3 million and from domestic operations decreased $35.3 million. The decrease in international net revenues includes a $4.6 million decrease due to the unfavorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans decreased $32.5 million overall. Wholesale sales of Calvin Klein Jeans decreased $42.2 million (including a decrease of $15.7 million from international operations and a $26.5 million decline in the U.S.). The decrease in international wholesale net revenues was primarily driven by decreases of $14.9 million in Europe and $1.7 million in Mexico and Central and South America, partially offset by an increase of $0.9 million in Asia and was primarily due (in constant currency) to the following:

(i)	a decrease in Europe primarily due to decreased sales of Calvin Klein Jeans apparel and accessories, including “bridge” apparel and accessories, to department, specialty and independent stores and distributors and to the off-price channel, which the Company believes is reflective of deteriorating macroeconomic conditions, particularly in southern Europe combined with a less than favorable reception of the Company’s product offerings at retail; and

(ii)	a decrease in sales in Mexico and Central and South America primarily to membership clubs, partially offset by an increase in sales to specialty stores, including new customers;

partially offset by an increase

(iii)	in Asia primarily due to an increase in net revenues in the People’s Republic of China, primarily related to the expansion of the distribution network in that country, partially offset by a decline in sales in Korea and other regions of Asia. Wholesale net revenues in Korea are generated mainly by sales of off-season merchandise, the available quantity of which was intentionally reduced during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011. In addition, the Company believes that warmer weather reduced sales of winter product offerings in Korea.

The decrease in the U.S. was primarily due to decreased sales (as a result of both reduced volumes and reduced selling prices) to department stores, membership clubs and the off-price channel, which is primarily reflective of continuing weakness in the Company’s men’s and women’s businesses. In addition, declines in the off-price channel are also reflective of (i) a shift in timing of shipments (where shipments occurred in the fourth quarter of Fiscal 2011 rather than the first quarter of Fiscal 2012 when comparable shipments occurred in the first quarter of Fiscal 2011) and (ii) a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012 associated with sales in the off-price channel.

Net revenues from Calvin Klein Jeans retail sales increased $9.7 million (including increases of $5.4 million in Asia, $2.5 million in Europe and $2.7 million in Mexico and Central and South America, partially offset by a decrease of $0.9 million in Canada). The increase in retail net revenues was primarily due (in constant currency) to the addition of new stores opened and acquired by the Company, partially offset by the effect of an overall 0.9% decrease in comparable store sales ($86.7 million for the Three Months Ended March 31, 2012 and $87.5 million for the Three Months Ended April 2, 2011), predominantly in Asia, where warmer weather reduced sales of winter offerings and, the Company believes, there was a general decline in the retail apparel industry in that region.

Net revenues from Chaps decreased $6.1 million, primarily reflecting a decrease of $8.7 million in the U.S., partially offset by an increase of $2.6 million in international businesses. The decline in the U.S. was mainly due to lower sales to the off-price channel and chain stores and an increase in the level of customer allowances to clear Fall and Holiday goods, partially offset by increased sales to department stores. The decrease in sales to the off-price channel primarily reflects lower sales volume and lower selling prices, which the Company believes are required due to the weak U.S. economy. The decrease in chain stores was primarily due to timing of shipments (where shipments are expected to occur in the second quarter of Fiscal 2012 when comparable shipments occurred in the first quarter of Fiscal 2011). Sales to department stores increased primarily due to an increase in sales to existing customers and additional new product offerings. The decrease in the U.S. was partially offset by increases in net revenues in Canada and Mexico and Central and South America due primarily to increased sales to membership clubs and specialty stores.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$114,876	$110,457	$4,419	4.0%
Core Intimates	41,616	45,220	(3,604)	-8.0%

Intimate Apparel wholesale	156,492	155,677	815	0.5%
Calvin Klein Underwear retail	66,385	65,317	1,068	1.6%

Intimate Apparel Group	$222,877	$220,994	$1,883	0.9%

Intimate Apparel Group net revenues increased $1.9 million to $222.9 million for the Three Months Ended March 31, 2012 from $221.0 million for the Three Months Ended April 2, 2011. Intimate Apparel Group net revenues from domestic operations increased $7.1 million and from international operations decreased $5.2 million. The decrease in international net revenues includes a $2.4 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear increased $5.5 million overall. Calvin Klein Underwear wholesale sales increased $4.4 million, reflecting an increase of $10.9 million in the U.S., partially offset by a decrease of $6.5 million from international operations.

The increase in the U.S. was primarily due to increased sales of men’s products in the off-price and membership club channels and increased sales of women’s products in membership clubs, all primarily due to timing of shipments (sales occurred in the first quarter of Fiscal 2012 when comparable sales occurred in the second quarter of Fiscal 2011), partially offset by an increase in customer allowances. The increase in net revenues was also attributable to continued strong sales of the ck one line of men’s and women’s products, which was launched in the first quarter of Fiscal 2011, and to the introduction of the Calvin Klein Bold men’s product line, which was launched in March 2012.

The decrease in international wholesale net revenue was primarily driven by decreases of $5.8 million in Europe and $2.3 million in Mexico and Central and South America, partially offset by an increase of $2.1 million in Asia and was primarily due (in constant currency) to the following:

(i)	in Europe, primarily due to (i) decreased sales to customers in department, specialty and independent stores, which the Company believes is mainly due to deteriorating macroeconomic conditions, particularly in southern Europe and (ii) the timing of certain product launches (the launch of ck one men’s and women’s products occurred in the first quarter of Fiscal 2011,while the launch of Calvin Klein Bold men’s underwear products is scheduled for the second quarter of Fiscal 2012); and

(ii)	in Mexico and Central and South America, primarily due to a shift in timing of shipments (where shipments occurred in the first quarter of Fiscal 2011 when comparable shipments will not occur until the second quarter of Fiscal 2012), and a decrease in sales to distributors;

partially offset by an increase

(iii)	in Asia primarily due to the expansion of the distribution network in the People’s Republic of China and other regions of Asia.

Net revenues from Calvin Klein Underwear retail sales increased $1.1 million (primarily related to an increase of $2.5 million in Asia, partially offset by a decrease of $1.4 million in Europe). The increase in net revenues was primarily due (in constant currency) to the effect of new stores opened and acquired by the Company in Fiscal 2011 and the first quarter of Fiscal 2012. Those increases were partially offset by a decline in net revenues primarily due to store closings in Europe during Fiscal 2011 and the first quarter of Fiscal 2012 and by an overall decline of 2.8% in comparable store sales ($54.2 million for the Three Months Ended March 31, 2012 and $55.8 million for the Three Months Ended April 2, 2011). The Company believes the decline in comparable store sales is primarily reflective of deteriorating macroeconomic conditions in Europe and a general decline in the retail apparel industry in Korea.

Net revenues from Core Intimates decreased $3.6 million, primarily reflecting a decrease in sales volume in the U.S. in the department store, chain store and off- price channels, which was primarily related to a shift in timing of shipments (where sales occurred in the fourth quarter of Fiscal 2011, instead of the first quarter of Fiscal 2012, when comparable sales occurred in the first quarter of Fiscal 2011).

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$79,041	$83,520	$(4,479)	-5.4%
Calvin Klein	10,299	15,862	(5,563)	-35.1%

Swimwear wholesale	89,340	99,382	(10,042)	-10.1%
Swimwear retail (a)	2,521	2,314	207	8.9%

Swimwear Group	$91,861	$101,696	$(9,835)	-9.7%

(a)	includes $0.4 million and $0.3 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively, related to Calvin Klein retail swimwear.

Swimwear Group net revenues decreased $9.8 million to $91.9 million for the Three Months Ended March 31, 2012 from $101.7 million for the Three Months Ended April 2, 2011. Swimwear Group net revenues from domestic operations decreased $8.5 million and from international operations decreased $1.3 million. The decrease in international net revenues includes a $0.7 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Speedo wholesale decreased $4.5 million, including a decrease of $5.5 million in the U.S., partially offset by an increase of $1.0 million in Mexico and Central and South America. During the Three Months Ended March 31, 2012, the U.S. business adopted a strategy of increasing sales volume to team dealers, specialty stores and sporting goods stores, which yield higher gross margins, and decreasing sales volume to membership clubs, discounters and the off-price channel, which carry lower gross margins. The transition to this new strategy resulted in a decrease in overall net revenues of Speedo wholesale during the Three Months Ended March 31, 2012. However, net revenues of Speedo products are expected to increase throughout the remainder of Fiscal 2012 due to market demand in connection with the 2012 Olympic Games and the launch of new products. The increase in Mexico and Central and South America was primarily due to increased sales to specialty stores and membership clubs.

Net revenues from Calvin Klein swimwear wholesale decreased $5.6 million, primarily due to decreases of $3.1 million in the U.S. and $2.5 million in Europe. The decline in the U.S. reflects a decrease in sales to department stores and membership clubs. In addition, poor macroeconomic conditions in southern Europe and the U.S. contributed to the decline in net revenues.

The $0.2 million increase in net revenues from Swimwear retail included a 15.9% increase in comparable store sales ($0.36 million for the Three Months Ended March 31, 2012 and $0.31 million for the Three Months Ended April 2, 2011).

Gross Profit

Gross profit was as follows:

	Three Months Ended March 31, 2012	% of Brand Net Revenues	Three Months Ended April 2, 2011	% of Brand Net Revenues
		(in thousands of dollars)
Sportswear Group	$126,813	42.2%	$151,400	44.6%
Intimate Apparel Group	106,279	47.7%	107,789	48.8%
Swimwear Group	34,393	37.4%	35,949	35.3%

Total gross profit	$267,485	43.5%	$295,138	44.6%

Gross profit was $267.5 million, or 43.5% of net revenues, for the Three Months Ended March 31, 2012 compared to $295.1 million, or 44.6% of net revenues, for the Three Months Ended April 2, 2011. Declines in gross margin are primarily reflective of an increase in customer allowances coupled with an increase in product and freight costs and an unfavorable sales mix. The Company was able to partially mitigate the cost increases in certain Asian markets by selectively increasing the selling prices of its goods. Gross profit for the Three Months Ended March 31, 2012 includes a decrease of $1.7 million due to the unfavorable effects of foreign currency fluctuations.

Sportswear Group gross profit decreased $24.6 million, and gross margin decreased 240 basis points, for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, reflecting a $17.2 million decrease in the domestic business and a $7.4 million decrease in international operations. The decrease in the domestic business primarily reflects a reduction in both Calvin Klein Jeans and Chaps net revenues coupled with an increase in product costs and an unfavorable sales mix. The decrease in international operations primarily reflects a net reduction in net revenues coupled with an unfavorable wholesale sales mix and an increase in product costs.

Intimate Apparel Group gross profit decreased $1.5 million and gross margin decreased 110 basis points for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, reflecting a $3.2 million decrease in international operations, partially offset by a $1.7 million increase in the domestic business. Gross margin declined in all geographies except Europe, primarily reflecting (i) an unfavorable sales mix in the businesses in all geographies; (ii) an increase in product costs and (iii) an increase in customer allowances and discounts in the Company’s businesses in Asia, the U.S. and in Mexico and Central and South America. In Europe, the increase in gross margin was the result of an overall decrease in product costs, despite an increase in the cost of raw materials and freight, which more than offset the effects of an unfavorable sales mix.

Swimwear Group gross profit decreased $1.5 million and gross margin increased 210 basis points for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, reflecting a $0.9 million decrease in the domestic business and a $0.6 million decrease in international operations. The 210 basis point increase in gross margin primarily relates to the domestic business and reflects increased pricing, a favorable sales mix and a favorable product mix, as a result the Company’s strategy, as described above.

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2012	% of Brand Net Revenues	Three Months Ended April 2, 2011	% of Brand Net Revenues
	(in thousands of dollars)
Sportswear Group	$110,862	36.9%	$109,922	32.4%
Intimate Apparel Group	75,920	34.1%	76,915	34.8%
Swimwear Group	19,555	21.3%	21,881	21.5%
Corporate	6,284	na	13,919	na

Total SG&A	$212,621	34.5%	$222,637	33.6%

Selling, General and Administrative (“SG&A”) expenses decreased $10.0 million to $212.6 million (34.5% of net revenues) for the Three Months Ended March 31, 2012 compared to $222.6 million (33.6% of net revenues) for the Three Months Ended April 2, 2011. SG&A for the Three Months Ended March 31, 2012 includes a decrease of $3.5 million due to the favorable effects of foreign currency fluctuations.

The $0.9 million increase in Sportswear Group SG&A for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 includes:

(i)	an increase of $2.0 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia and in Mexico and Central and South America and costs associated with additional warehouses in Asia;

(ii)	a decrease of $2.7 million in marketing expenses, primarily related to a contractual decrease in advertising costs due to decreased sales; and

(iii)	an increase in administrative expenses of $1.6 million, primarily related to an increase in restructuring charges of $2.3 million (see Note 5 of Notes to Consolidated Condensed Financial Statements) and other general administrative expenses ($0.9 million), partially offset by decreases in expense due to foreign exchange gains ($0.5 million) and employee compensation ($1.1 million).

The $1.0 million decrease in Intimate Apparel Group SG&A for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 includes:

(i)	a decrease of $3.5 million in marketing expenses, primarily related to the global launch of the ck one product line of men’s and women’s underwear during the first quarter of Fiscal 2011 with no comparable launch in the first quarter of Fiscal 2012; and

(ii)	an increase in administrative expenses of $2.5 million, primarily related to increases in restructuring charges of $1.3 million (see Note 5 of Notes to Consolidated Condensed Financial Statements) and employee compensation ($1.2 million).

The $2.3 million decrease in Swimwear Group SG&A for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 includes:

(i)	a decrease in administrative expenses of $2.3 million, primarily related to a decrease in restructuring charges of $2.8 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), partially offset by an increase in other general administrative expenses ($0.5 million).

The $7.6 million decrease in SG&A related to corporate activities that are not allocated to the three segments for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 primarily includes decreases in restructuring charges of $0.5 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), employee compensation ($4.9 million), other general administrative and professional fees ($1.5 million) and expense due to foreign exchange gains ($0.7 million).

Amortization of Intangible Assets

Amortization of intangible assets was $2.7 million for the Three Months Ended March 31, 2012 compared to $3.2 million for the Three Months Ended April 2, 2011, (see Note 13 of Notes to Consolidated Condensed Financial Statements – Intangible Assets and Goodwill).

Pension Income

Pension income was $0.05 million for the Three Months Ended March 31, 2012 compared to $0.3 million for the Three Months Ended April 2, 2011. See Note 8 of Notes to Consolidated Condensed Financial Statements and Liquidity and Capital Resources – Pension Plan, below.

Operating Income

The following table presents operating income by Group (segment):

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011
	(in thousands of dollars)
Sportswear Group	$13,583	$38,600
Intimate Apparel Group	29,954	30,537
Swimwear Group	14,837	14,068
Corporate/other expenses	(6,155)	(13,551)

Operating income (a)	$52,219	$69,654

Operating income as a percentage of net revenue	8.5%	10.5%

(a)	includes approximately $6.6 million and $6.5 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 resulted in a $1.8 million increase in operating income (see Overview, above).

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended March 31, 2012 (b)	% of Brand Net Revenues	Three Months Ended April 2, 2011 (b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$12,751	9.0%	$30,181	16.4%
Chaps	318	0.7%	7,370	13.4%

Sportswear wholesale	13,069	6.9%	37,551	15.7%
Calvin Klein Jeans retail	514	0.5%	1,049	1.0%

Sportswear Group (a)	$13,583	4.5%	$38,600	11.4%

(a)	includes restructuring charges of $3.7 million and $1.6 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively.
(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011
	(in thousands of dollars)
Calvin Klein Jeans	$4,317	$4,381
Chaps	2,152	1,959

Sportswear wholesale	6,469	6,340
Calvin Klein Jeans retail	564	533

Sportswear Group	$7,033	$6,873

Sportswear Group operating income decreased $25.0 million, or 64.8%, as reflected in the table above. Sportswear Group operating income for the Three Months Ended March 31, 2012 includes an increase of $1.6 million related to fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended March 31, 2012 (b)	% of Brand Net Revenues	Three Months Ended April 2, 2011 (b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$22,259	19.4%	$19,418	17.6%
Core Intimates	4,810	11.6%	4,878	10.8%

Intimate Apparel wholesale	27,069	17.3%	24,296	15.6%
Calvin Klein Underwear retail	2,885	4.3%	6,241	9.6%

Intimate Apparel Group (a)	$29,954	13.4%	$30,537	13.8%

(a)	includes restructuring charges of $3.1 million and $1.4 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively.
(b)	includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011
	(in thousands of dollars)
Calvin Klein Underwear	$3,163	$2,835
Core Intimates	1,651	1,528

Intimate Apparel wholesale	4,814	4,363
Calvin Klein Underwear retail	353	346

Intimate Apparel Group	$5,167	$4,709

Intimate Apparel Group operating income for the Three Months Ended March 31, 2012 decreased $0.6 million, or 1.9%, as reflected in the table above. Intimate Apparel Group operating income for the Three Months Ended March 31, 2012 includes an increase of $0.6 million related to fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.

Swimwear Group

Swimwear Group operating income was as follows:

	Three Months Ended March 31, 2012 (c)	% of Brand Net Revenues	Three Months Ended April 2, 2011 (c)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$15,602	19.7%	$12,696	15.2%
Calvin Klein	(844)	-8.2%	1,128	7.1%

Swimwear wholesale	14,758	16.5%	13,824	13.9%
Swimwear retail (a)	79	3.1%	244	10.5%

Swimwear Group (b)	$14,837	16.2%	$14,068	13.8%

(a)	includes $(0.2) million and $0 for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively related to Calvin Klein retail swimwear.
(b)	includes restructuring charges of $0 and $3.1 million for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, respectively.
(c)	Includes an allocation of shared services expenses by brand in the following table:

	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011
	(in thousands of dollars)
Speedo	$2,265	$2,224
Calvin Klein	338	468

Swimwear wholesale	2,603	2,692
Swimwear retail	104	98

Swimwear Group	$2,707	$2,790

Swimwear Group operating income for the Three Months Ended March 31, 2012 increased $0.7 million, or 5.5%, as reflected in the table above. The effect of fluctuations in foreign currency exchange rates on Swimwear Group operating income was negligible. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.

Other Income

Other income of $0.3 million for the Three Months Ended March 31, 2012 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements). Other income of $0.6 million for the Three Months Ended April 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Interest Expense

Interest expense increased $1.7 million to $4.4 million for the Three Months Ended March 31, 2012 from $2.7 million for the Three Months Ended April 2, 2011. The change primarily relates to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan Agreement, which was entered into in June 2011; (ii) the CKJEA Notes payable; (iii) the 2008 Credit Agreements; (iv) the Italian Note, which was entered into in the third quarter of Fiscal 2010 and repaid in June 2011 (items (i) through (iv) as defined in Note 14 of Notes to Consolidated Condensed Financial Statements); (v) the Brazilian lines of credit; and (vi) increases in interest expense arising from maturity of caplets and accretion of the deferred premium under the Interest Rate Cap Agreement entered into on July 1, 2011.

Interest Income

Interest income increased $0.2 million to $0.9 million for the Three Months Ended March 31, 2012 from $0.7 million for the Three Months Ended April 2, 2011 due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.

Income Taxes

The effective tax rates for the Three Months Ended March 31, 2012 and April 2, 2011 were 32.7% and 34.8% respectively. The reduction in the effective tax rate for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 primarily reflects the effect of establishing uncertain tax positions in certain foreign jurisdictions. The provision for income taxes for the Three Months Ended April 2, 2011 included amounts associated with the aforementioned uncertain tax positions whereas similar tax provisions were not required during the Three Months Ended March 31, 2012.

Discontinued Operations

Income from discontinued operations, net of taxes, was $3.0 million for the Three Months Ended March 31, 2012 compared to a loss of $0.5 million for the Three Months Ended April 2, 2011. The income for the Three Months Ended March 31, 2012 was primarily associated with the reversal of a reserve related to the Company’s Lejaby discontinued business (see Note 4 of Notes to Consolidated Condensed Financial Statements). Loss for the Three Months Ended April 2, 2011 was primarily related to the Company’s Ocean Pacific Apparel and Lejaby discontinued businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of operating cash flows is from sales of its products to customers. On a consolidated basis in constant currencies, net revenues decreased for the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011 (see Overview, Non-GAAP Measures and Results of Operations – Net Revenues, above). The Company’s principal operating outflows of cash relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.

During Fiscal 2010 and Fiscal 2011, the Company did not achieve the minimum sales thresholds required under the CK/Calvin Klein “bridge” apparel license. As a result, the Company and CKI no longer intend for the Company to continue to operate all or part of the Company’s “bridge” business. During the Three Months Ended March 31, 2012, the Company began discussions with CKI regarding the terms and conditions of the transition of all or part of the Company’s “bridge” businesses to CKI. Based on those ongoing discussions with CKI, the Company has decided to close certain “bridge” apparel retail stores in Europe, for which a non-cash impairment charge of $0.9 million was recorded as a restructuring expense during the Three Months Ended March 31, 2012 (see Note 5 of Notes to Consolidated Condensed Financial Statements). Although combined net revenues of the “bridge” businesses were $100 million during Fiscal 2011, those businesses incurred net operating losses during Fiscal 2011. During the Three Months Ended March 31, 2012, combined net revenues and operating income of the “bridge” businesses were $30.6 million and $0.7 million, respectively. Therefore, the Company believes that the future discontinuance of all or part of the “bridge” businesses will not have a material effect on its future results of operations or cash flows.

During the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, cash outflows decreased primarily due to a decline related to changes in working capital (see Accounts Receivable and Inventories and Cash Flows, below), coupled with a decrease in SG&A expenses (see Selling, General and Administrative Expenses, above). The decrease in SG&A expenses primarily reflects a decline in marketing expense, related to the decline in net revenues, and a decrease in administrative expenses, partially offset by an increase in selling and distribution costs associated with newly opened and acquired retail stores. Those decreases in cash outflows were partially offset by an increase in cash outflows, which resulted from an increase in costs for raw material, labor and freight, particularly in the Company’s businesses in the U.S., Mexico and Central and South America, Asia and Europe. These cost increases adversely affected the operating margins of the Company’s businesses. The Company expects that product costs will stabilize or decline during Fiscal 2012. The Company was able to partially mitigate the cost increases during the Three Months Ended March 31, 2012 in certain geographic markets in Asia by selectively increasing the selling prices of its goods, making early purchases of product and by implementing other sourcing initiatives.

As of March 31, 2012, the Company had $224.2 million in cash and cash equivalents, of which $216.4 million was held by foreign subsidiaries. The Company currently intends that cash and cash equivalents held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Moreover, the Company does not currently intend to repatriate cash and cash equivalents held by foreign subsidiaries to the United States because cash generated from the Company’s domestic businesses and credit available under its domestic financing facilities are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the Company’s operations in the United States, the repatriation of such amounts to the United States would result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the Company to fund its operations by the amount of taxes paid.

The Company believes that, at March 31, 2012, cash on hand, cash expected to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements and below) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.

As of March 31, 2012, the Company had working capital (current assets less current liabilities) of $677.4 million. Included in working capital as of March 31, 2012 were (among other items) cash and cash equivalents of $224.2 million and short-term debt of $79.4 million, including $2.0 million under the 2011 Term Loan Agreement, $44.2 million under the CKJEA Notes and $33.2 million of other short-term debt.

Short-Term Borrowings

The Company considers all of its short-term borrowings to be highly important to fund seasonal working capital needs and discretionary transactions. See Note 14 of Notes to Consolidated Condensed Financial Statements for additional information regarding the Company’s short-term borrowings. As of March 31, 2012 and for the Three Months Ended March 31, 2012, the Company’s short-term borrowings were as follows:

Borrowings from banks

		March 31, 2012		Three Months Ended March 31, 2012
	(in thousands of dollars)
				Average Amount		Maximum Amount
Instrument	Currency	Amount Outstanding (U.S. Dollar Equivalent) (a)	Weighted Average Interest Rate	Outstanding (U.S. Dollar Equivalent) (a)	Weighted Average Interest Rate	Outstanding (U.S. Dollar Equivalent) (a)
2008 Credit Agreement	U.S. dollars	$16,171	2.10%	$5,390	2.10%	$16,171
CKJEA Notes	Euro	44,190	3.49%	38,693	3.57%	44,190
Lines of credit	Brazilian real	14,511	11.73%	9,047	11.20%	14,511

(a)	ending exchange rates at March 31, 2012 were: 1.3343 U.S. dollars/Euro, and 0.5472 U.S. dollars/Brazilian real; average exchange rates for the Three Months Ended March 31, 2012 were: 1.3396 U.S. dollars/Euro and 0.5661 U.S. dollars/Brazilian real.

2008 Credit Agreements

The revolving credit facilities under the 2008 Credit Agreements (see Note 14 of Notes to Consolidated Condensed Financial Statements) reflect funding commitments by a syndicate of banks. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that, during the Three Months Ended March 31, 2012, those banks had the ability to make loans up to their respective funding commitments under the 2008 Credit Agreements and that they will continue to be able to make such loans in the future. However, the Company continues to monitor the creditworthiness of the syndicated banks. As of March 31, 2012, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreements.

During the Three Months Ended March 31, 2012, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including funding of the Company’s pension plan and payment of employee incentive-based compensation. As of March 31, 2012, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

As of March 31, 2012, under the 2008 Credit Agreement, the Company had $16.2 million of loans and $32.2 million in letters of credit outstanding, leaving approximately $179.7 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $3.5 million of letters of credit, leaving approximately $19.2 million of availability. During the Three Months Ended March 31, 2012, the maximum outstanding loan balance under the 2008 Credit Agreement was $16.2 million, at which time the funds were needed for funding of the Company’s pension plan and payment of employee incentive-based compensation. The difference between the average balance and the ending balance was due primarily to timing of monthly borrowings and repayments. There were no outstanding loan balances under the 2008 Canadian Credit Agreement during the Three Months Ended March 31, 2012. Cash interest paid on the 2008 Credit Agreements was $0.2 million during the Three Months Ended March 31, 2012.

CKJEA Notes

The CKJEA Notes consist of short-term revolving notes placed with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%) issued by one of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $44.2 million, $36.6 million and $29.2 million as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively. During the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than 12 months and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties. The Company uses the CKJEA Notes to meet working capital needs, primarily inventory purchases, which increase or decrease from month to month during the year. During the Three Months Ended March 31, 2012, the maximum outstanding balance under the CKJEA Notes of $44.2 million reflected the increased working capital requirements during that month. Similarly, the difference between the ending balance of $44.2 million at March 31, 2012 and the average outstanding balance of $38.7 million during the Three Months Ended March 31, 2012 was due to changes in working capital requirements. Cash interest paid on the CKJEA Notes was $1.0 million during the Three Months Ended March 31, 2012.

Lines of Credit

The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to improve cash flows and fund operations as needed. The lines of credit, when drawn, are offset by approximately equal amounts of WBR’s trade accounts receivable. In addition, during the Three Months Ended March 31, 2012, WBR entered into short-term loans with several banks. As of March 31, 2012, December 31, 2011 and April 2, 2011, the total outstanding balances of the lines of credit were approximately $0.6 million, $6.4 million and $9.1 million, respectively, and, as of March 31, 2012, the outstanding loan balance was approximately $13.9 million. During the Three Months Ended March 31, 2012, WBR was able to borrow funds under the lines of credit and loans, as needed, to fund operations. During the Three Months Ended March 31, 2012, the maximum outstanding balance under the Brazilian lines of credit and loans was $14.5 million, when the funds were needed to make the third contingent payment to the sellers of WBR (see Note 3 of Notes to Consolidated Condensed Financial Statements – Acquisitions – Acquisition of Remaining Non-Controlling Interest in Brazil). The reason for the difference between the ending balance of $14.5 million as of March 31, 2012 and the average outstanding balance of $9.0 million during the Three Months Ended March 31, 2012 was due to monthly variances in operational cash requirements, particularly the cash required in March 2012 to make the third contingent payment. Cash interest paid on the Brazilian lines of credit was $0.4 million during the Three Months Ended March 31, 2012.

During September 2011, one of the Company’s Asian subsidiaries entered into a short-term $25 million revolving credit facility with one lender (the “Asian Credit Facility”) to be used for working capital and general corporate purposes. There were no borrowings during the Three Months Ended March 31, 2012 under the Asian Credit Facility.

Long-Term Borrowing

2011 Term Loan Agreement

The 2011 Term Loan Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements) provides for a $200 million senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers (as defined therein) may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100 million plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. As of March 31, 2012, there was $198.5 million in term loans outstanding under the 2011 Term Loan.

On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500,000 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election. As of March 31, 2012, the annual interest rate on the entire outstanding balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. During the Three Months Ended March 31, 2012, the Company paid cash interest of approximately $1.9 million on the 2011 Term Loan. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the Interest Rate Cap Agreement (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00%) plus 2.75% on a per annum basis through the maturity date of the Interest Rate Cap Agreement.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, with a notional amount $120 million (see Note 14 of Notes to Consolidated Condensed Financial Statements), which matures on April 30, 2018 (the “Interest Rate Cap Agreement”). The total amount of deferred premium payments that the Company is obligated to make over the term of the Interest Rate Cap Agreement is approximately $16.0 million, based on an annual rate of 1.9475% on the notional amount of the Interest Rate Cap Agreement. During the Three Months Ended March 31, 2012, the Company made a deferred premium cash payment of $0.6 million to the Counterparty.

Corporate Credit Ratings

The Company’s corporate or family credit ratings and outlooks as of March 31, 2012 are summarized below:

Rating Agency	Corporate/Family Rating (a)	Outlook
Standard & Poor’s	BBB-	stable
Moody’s	Ba1	stable

(a)	ratings on individual debt instruments can be different from the Company’s corporate or family credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. Standard & Poor’s has assigned a rating of BBB- and Moody’s has assigned a rating of Ba1 to the 2011 Term Loan.

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

Capital Expenditures

During the Three Months Ended March 31, 2012, the Company leased approximately 32,000 square feet of additional retail store space worldwide from newly opened stores, which resulted in capital expenditures of approximately $6.0 million. In addition, the Company incurred costs of approximately $3 million for capital expenditures not related to new stores. For the remainder of Fiscal 2012, the Company expects to lease an additional 176,000 square feet of new retail space, not including acquisition of retail stores, for which it expects to incur additional costs for capital expenditures of approximately $35 million. The Company expects to spend an additional $10 million on capital expenditures not related to new retail stores for the remainder of Fiscal 2012.

Restructuring and Other Exit Activities

During the Three Months Ended March 31, 2012, the Company incurred restructuring and other exit costs of $6.6 million, primarily related to impairment of certain “bridge” retail stores in Europe in connection with the disposition of its CK/Calvin Klein “bridge” businesses, the consolidation and restructuring of certain international operations, employee termination charges related primarily to reorganization of management structure, and severance, lease contract termination and related costs related to retail store, office and warehouse closures. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities. During the Three Months Ended March 31, 2012, the Company made cash payments related to restructuring and other exit activities of $4.2 million. The Company expects to incur additional costs of approximately $33 million to $43 million, on a pre-tax basis during the remainder of Fiscal 2012, primarily related to the consolidation of certain international operations and the disposition of its CK/Calvin Klein “bridge” businesses.

Business Acquisitions

During the fourth quarter of the fiscal year ended January 2, 2010 (“Fiscal 2009”), the Company acquired the remaining 49% equity interest in WBR, its subsidiary in Brazil (see Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011). The Company made the second contingent payment of 18.5 million Brazilian real (approximately $11.5 million as of March 31, 2011), based on the operating results of WBR for Fiscal 2010, on March 31, 2011. The Company made the third and final contingent payment of 18.5 million Brazilian real (approximately $10.1 million as of March 31, 2012), based on the operating results of WBR for Fiscal 2011, in two separate payments: (i) $7.6 million on March 30, 2012 and (ii) $2.5 million on April 2, 2012.

Derivative Financial Instruments

During the Three Months Ended March 31, 2012, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had inter-company payables, receivables or loans denominated in U.S. dollars or British pounds. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts. In addition, during July 2011, the Company entered into the Interest Rate Cap Agreement to offset fluctuations in LIBOR related to $120.0 million of its 2011 Term Loan (see Notes 11 and 14 of Notes to Consolidated Condensed Financial Statements).

The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value of financial assets and liabilities related to foreign currency exchange forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure the fair value of the Interest Rate Cap Agreement. As of March 31, 2012, the Company’s foreign currency hedging programs included $59.6 million of future inventory purchases, $26.9 million of future minimum royalty and advertising payments and $65.0 million of inter-company payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).

Pension and Post-Retirement Plans

The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to, and benefits paid from, tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its Pension Plan (see Note 8 of Notes to Consolidated Condensed Financial Statements). During the Three Months Ended March 31, 2012, the Company contributed $17.2 million to the Pension Plan. Contributions for Fiscal 2012 are expected to total $20.6 million and for the following four years are expected to be in the range of $1.4 million to $9.5 million. Actual future year contributions could exceed or fall short of the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.

The fair value of the Pension Plan’s assets, net of current period expenses, increased to approximately $146.0 million as of March 31, 2012 compared to $121.4 million as of December 31, 2011. That increase reflects an actual annualized rate of return on the Pension Plan’s assets, net of current period expenses, of 32% for the Three Months Ended March 31, 2012. That rate of return was in excess of the assumed rate of return of 7% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 7% per annum for the remainder of Fiscal 2012 and that the discount rate does not change in the fourth quarter of Fiscal 2012, the Company expects to recognize additional pension income of between $8 million and $9 million in the fourth quarter of Fiscal 2012. The Company’s pension income is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors. These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2012. Based upon results for Fiscal 2011, and assuming no other changes, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.76 million. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension and post-retirement plans.

Accounts Receivable and Inventories

Accounts receivable increased $23.9 million to $346.9 million as of March 31, 2012 from $323.0 million as of December 31, 2011 and decreased $49.1 million to $346.9 million as of March 31, 2012 from $396.0 million at April 2, 2011. The balance of accounts receivable as of March 31, 2012 compared to the balances as of December 31, 2011 and April 2, 2011 includes an increase of $6.0 million and a decrease of $12.8 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, accounts receivable as of March 31, 2012 increased $17.9 million compared to December 31, 2011 and decreased $36.3 million compared to April 2, 2011. Those changes in accounts receivable on a constant currency basis between March 31, 2012 and each of December 31, 2011 and April 2, 2011 were related to the amount of net revenues recorded during the last two months before each of those respective dates.

Inventories increased $29.3 million to $380.1 million as of March 31, 2012 from $350.8 million as of December 31, 2011 and increased $15.8 million to $380.1 million as of March 31, 2012 from $364.3 million as of April 2, 2011. The balance of inventories as of March 31, 2012 compared to the balances as of December 31, 2011 and April 2, 2011 includes an increase of $7.1 million and a decrease of $12.2 million, respectively, due to fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, inventories as of March 31, 2012 increased $22.2 million compared to December 31, 2011 and increased $28.0 million compared to April 2, 2011. The inventory increase from April 2, 2011 to March 31, 2012 primarily reflects increased costs of raw material and other product costs, lower than anticipated net revenues during the Three Months Ended March 31, 2012, and the expansion of the Company’s retail business (including retail openings and acquisitions during the Three Months Ended March 31, 2012 and those anticipated for the second quarter of Fiscal 2012). The Company is comfortable with the quality of its inventory and anticipates that inventory levels will decline during the remainder of Fiscal 2012.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for the Three Months Ended March 31, 2012 and the Three Months Ended April 2, 2011.

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands of dollars)
Net cash (used in) operating activities:
Continuing operations	$(37,801)	$(67,497)
Discontinued operations	—	(16,284)
Net cash (used in) investing activities:
Continuing operations	(11,279)	(13,285)
Discontinued operations	—	—
Net cash provided by financing activities:
Continuing operations	37,063	75,252
Discontinued operations	—	—
Translation adjustments	3,713	4,682

(Decrease) in cash and cash equivalents	$(8,304)	$(17,132)

For the Three Months Ended March 31, 2012, cash used in operating activities from continuing operations was $37.8 million compared to cash used in operating activities of $67.5 million for the Three Months Ended April 2, 2011. The $29.7 million decrease in cash used in operating activities was due to a decrease in net income, net of non-cash charges, coupled with a decrease in outflows related to changes in working capital.

Working capital changes for the Three Months Ended March 31, 2012 included cash outflows of $17.9 million related to accounts receivable (due to timing of payments on similar sales in March 2012 and December 2011), $26.9 million related to inventory (primarily to support the Company’s growth expectations for the second fiscal quarter of Fiscal 2012), $38.5 million related to accounts payable, accrued expenses and other liabilities (primarily due to timing of accruals for employee compensation and pension costs), $9.3 million related to accrued income taxes and $0.9 million related to prepaid expenses and other assets (primarily related to prepaid advertising and prepaid taxes, other than income taxes).

Working capital changes for the Three Months Ended April 2, 2011 included cash outflows of $70.4 million related to accounts receivable (due to increased sales in March 2011 compared to December 2010 and the timing of payments), $46.6 million related to inventory (primarily to support the Company’s growth expectations for the remainder of Fiscal 2011 and for certain early purchases of product) and $28.4 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory), partially offset by cash inflows of $3.3 million related to prepaid expenses and other assets (primarily related to prepaid advertising, prepaid rent and prepaid taxes, other than income taxes) and $3.2 million related to accrued income taxes.

For the Three Months Ended March 31, 2012 compared to the Three Months Ended April 2, 2011, cash used in operating activities from discontinued operations decreased $16.3 million primarily related to settlement of the OP litigation during the Three Months Ended April 2, 2011 (see Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011).

For the Three Months Ended March 31, 2012, net cash used in investing activities from continuing operations was $11.3 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores. For the Three Months Ended April 2, 2011, net cash used in investing activities from continuing operations was $13.3 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores.

Net cash provided by financing activities for the Three Months Ended March 31, 2012 was $37.1 million, which primarily reflects net cash provided of $16.2 million related to borrowings under the 2008 Credit Agreements, $15.0 million related to short-term notes payable, $13.1 million from the exercise of employee stock options and $7.0 million of tax benefit related to exercise of equity awards, partially offset by cash used of $5.6 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $7.6 million related to a contingent payment made during the Three Months Ended March 31, 2012 in connection with the acquisition of the equity interest in WBR (such acquisition occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction) and a $1.0 million repayment of a portion of the 2011 Term Loan and the Interest Rate Cap Agreement.

Net cash provided by financing activities for the Three Months Ended April 2, 2011 was $75.3 million, which primarily reflects net cash provided of $96.7 million related to borrowings under the 2008 Credit Agreements, $15.3 million related to short-term notes payable and $5.8 million from the exercise of employee stock options, partially offset by cash used of $31.1 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees) and $11.5 million related to a contingent payment made during the Three Months Ended April 2, 2011 in connection with the acquisition of the equity interest in WBR (such acquisition occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction).

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2012 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, with the exception of changes related to operating leases and other contractual obligations which occurred during the Three Months Ended March 31, 2012 (see Note 19 of Notes to Consolidated Condensed Financial Statements).

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

The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced; deterioration in global or regional or other macroeconomic conditions that affect the apparel industry, including turmoil in the financial and credit markets; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; the Company’s failure to use the most recent and effective advertising media to reach customers; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies in Discussion of Critical Accounting Policies included in the Company’s Annual Report on Form 10-K for Fiscal 2011, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. The foregoing discussion is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Three Months Ended March 31, 2012, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Note 18 of Notes to Consolidated Condensed Financial Statements—Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for Fiscal 2011, filed with the SEC on February 29, 2012 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2011, the Company’s Board of Directors authorized a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended March 31, 2012, the Company did not repurchase any shares of common stock under the 2011 Share Repurchase Program. All repurchases of shares under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments.

An aggregate of 97,230 shares included below as repurchased during the Three Months Ended March 31, 2012 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, a number of shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2011 Share Repurchase Program.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended March 31, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Repurchased Under the Announced Programs
January 1, 2012—January 28, 2012	—	$—	—	$188,674,026
January 29, 2012—February 25, 2012	692	$58.64	—	$188,674,026
February 26, 2012—March 31, 2012	96,538	$57.84	—	$188,674,026

In the event that available credit under the 2008 Credit Agreements, as amended, is (i) less than 17.5% of the aggregate borrowing limit under the 2008 Credit Agreements, or (ii) the available credit is less than 35% but greater than or equal to 17.5% of the aggregate borrowing limit under the 2008 Credit Agreements and the fixed charge coverage ratio is less than 1.1 to 1.0, the 2008 Credit Agreements place restrictions on the Company’s ability to pay dividends on its common stock and to repurchase shares of its common stock. In addition, if an event of default, as defined in the 2011 Term Loan Agreement, has occurred and is continuing or if the consolidated interest coverage ratio, as defined in the 2011 Term Loan Agreement, for the Company’s most recent four fiscal quarters is less than 2.25 to 1.00, the 2011 Term Loan Agreement places restrictions on the payment of dividends and repurchases of shares of the Company’s common stock that are otherwise allowed to be paid or repurchased up to the cap set forth in the 2011 Term Loan Agreement. As of March 31, 2012, the triggering events for restriction on the payment of dividends and repurchase of shares under the 2008 Credit Agreements and under the 2011 Term Loan Agreement have not been met (see Note 14 of Notes to Consolidated Condensed Financial Statements). The Company has not paid any dividends on its common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in such agreements by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003). *

3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010). *

10.1	First Amendment, dated as of March 8, 2012, to the Employment Agreement, dated as of October 31, 2011, by and between The Warnaco Group, Inc. and Martha J. Olson. †

10.2	Employment Agreement, dated as of March 15, 2012, by and between The Warnaco Group, Inc. and Karyn Hillman. †

10.3	Retirement Agreement, dated as of April 25, 2012, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed May 1, 2012). *

31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. †

101.INS	XBRL Instance Document. †

101.LAB	XBRL Taxonomy Extension Label Linkbase. †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. †

101.SCH	XBRL Taxonomy Extension Schema Linkbase. †

101.DEF	XBRL Definition Linkbase Document. †

*	Previously filed.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: May 4, 2012	/s/ Helen McCluskey
Helen McCluskey President and Chief Executive Officer

Date: May 4, 2012	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and Chief Financial Officer