Form 10-Q
period 2012-06-30
WARNACO GROUP INC /DE/
filed 2012-08-07
CIK 801351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            [ ] Yes  [X] No.

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of August 1, 2012 is as follows:  40,871,501.

THE WARNACO GROUP, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I –FINANCIAL INFORMATION

		PAGE
		NUMBER
Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets as of June 30, 2012, December 31, 2011and July 2, 2011	1

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and for the Three and Six Months Ended July 2, 2011	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and for the Three and Six Months Ended July 2, 2011	3

	Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the Six Months Ended June 30, 2012 and for the Six Months Ended July 2, 2011	4

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and for the Six Months Ended July 2, 2011	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	72

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	74
SIGNATURES		76

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, excluding per share data)

(Unaudited)

	June 30, 2012	December 31, 2011	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$295,346	$232,531	$294,802
Accounts receivable, net of reserves of $99,193, $94,739 and $94,887
as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively	283,370	322,976	320,416
Inventories	330,571	350,835	355,384
Prepaid expenses and other current assets	99,550	99,686	103,396
Deferred income taxes	59,568	58,602	62,937
Total current assets	1,068,405	1,064,630	1,136,935

Property, plant and equipment, net	127,950	133,022	130,566
Other assets:
Licenses, trademarks and other intangible assets, net	310,724	320,880	382,686
Goodwill	137,584	139,948	123,309
Deferred income taxes	23,831	21,885	23,759
Other assets	50,034	67,485	67,033
Total assets	$1,718,528	$1,747,850	$1,864,288

LIABILITIES, REDEEMABLE NON-CONTROLLING
INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$46,399	$47,513	$12,673
Accounts payable	139,096	141,797	149,665
Accrued liabilities	165,197	212,655	194,926
Liabilities of discontinued operations	-	6,797	3,433
Accrued income taxes payable	12,843	41,762	22,465
Deferred income taxes	1,363	1,476	1,124
Total current liabilities	364,898	452,000	384,286

Long-term debt	206,360	208,477	210,631
Deferred income taxes	37,886	37,000	81,025
Other long-term liabilities	134,088	137,973	151,423
Total liabilities	743,232	835,450	827,365
Commitments and contingencies
Redeemable non-controlling interest	15,200	15,200	-
Stockholders' equity:
Preferred stock	-	-	-
Common stock: $0.01 par value, 112,500,000 shares authorized,
52,959,159, 52,184,730 and 52,089,870 shares issued as of June 30, 2012,
December 31, 2011 and July 2, 2011, respectively	530	522	521
Additional paid-in capital	759,317	721,356	698,855
Accumulated other comprehensive income	10,880	16,242	83,154
Retained earnings	670,500	625,760	590,928
Treasury stock, at cost 12,087,658, 11,790,428 and 9,111,960 shares
as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively	(481,131)	(466,680)	(336,535)
Total stockholders' equity	960,096	897,200	1,036,923
Total liabilities, redeemable non-controlling interest and stockholders' equity	$1,718,528	$1,747,850	$1,864,288

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, excluding per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenues	$563,911	$591,387	$1,179,452	$1,253,548
Cost of goods sold	324,972	333,117	673,028	700,140
Gross profit	238,939	258,270	506,424	553,408
Selling, general and administrative expenses	199,344	202,854	411,965	425,491
Amortization of intangible assets	6,850	3,126	9,549	6,285
Pension income	(55)	(309)	(109)	(621)
Operating income	32,800	52,599	85,019	122,253
Other loss (income)	12,894	(215)	12,625	(859)
Interest expense	4,645	3,460	9,094	6,156
Interest income	(1,001)	(810)	(1,874)	(1,556)
Income from continuing operations before provision
for income taxes and redeemable non-controlling interest	16,262	50,164	65,174	118,512
Provision for income taxes	6,822	4,598	22,813	28,414
Income from continuing operations before
redeemable non-controlling interest	9,440	45,566	42,361	90,098
Income (loss) from discontinued operations, net of taxes	(9)	(63)	3,025	(564)
Net income	9,431	45,503	45,386	89,534
Less: loss attributable to redeemable
non-controlling interest	(185)	-	(146)	-
Net income attributable to Warnaco Group	$9,616	$45,503	$45,532	$89,534

Amounts attributable to Warnaco Group
common shareholders:
Income from continuing operations, net of tax	$9,625	$45,566	$42,507	$90,098
Income (loss) from discontinued operations, net of taxes	(9)	(63)	3,025	(564)
Net Income	$9,616	$45,503	$45,532	$89,534

Basic income per common share (see Note 17):
Income from continuing operations	$0.23	$1.03	$1.03	$2.03
Income (loss) from discontinued operations	-	-	0.07	(0.01)
Net income	$0.23	$1.03	$1.10	$2.02

Diluted income per common share (see Note 17):
Income from continuing operations	$0.23	$1.01	$1.01	$1.99
Income (loss) from discontinued operations	-	-	0.07	(0.02)
Net income	$0.23	$1.01	$1.08	$1.97

Weighted average number of shares outstanding used in
computing income per common share (see Note 17):
Basic	40,962,008	43,622,535	40,746,295	43,757,202
Diluted	41,551,860	44,458,373	41,505,033	44,698,317

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$9,431	$45,503	$45,386	$89,534
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24,099)	13,463	(3,833)	41,717
Change in cash flow hedges	(479)	74	(2,187)	(1,609)
Other	23	(1)	12	(2)
Other comprehensive income (loss), net of tax:	(24,555)	13,536	(6,008)	40,106
Total comprehensive income (loss)	(15,124)	59,039	39,378	129,640
Less: comprehensive income attributable to
redeemable non-controlling interest	649	-	-	-
Total comprehensive income (loss) attributable to Warnaco Group	$(14,475)	$59,039	$39,378	$129,640

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST

AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

		Warnaco Group Stockholders' Equity
				Accumulated
	Redeemable		Additional	Other
	Non-controlling	Common	Paid-in	Comprehensive	Retained	Treasury
	Interest	Stock	Capital	Income	Earnings	Stock	Total

Balance as of January 1, 2011	$0	$517	$674,508	$43,048	$501,394	$(246,861)	$972,606
Net income					89,534		89,534
Other comprehensive income				40,106			40,106
Stock issued in connection with stock
compensation plans		4	7,863				7,867
Compensation expense in connection with
employee stock compensation plans			16,484				16,484
Purchase of treasury stock related to stock
compensation plans						(2,082)	(2,082)
Other repurchases of common stock						(87,592)	(87,592)
Balance as of July 2, 2011	$0	$521	$698,855	$83,154	$590,928	$(336,535)	$1,036,923

		Warnaco Group Stockholders' Equity
				Accumulated
	Redeemable		Additional	Other
	Non-controlling	Common	Paid-in	Comprehensive	Retained	Treasury
	Interest	Stock	Capital	Income	Earnings	Stock	Total

Balance as of December 31, 2011	$15,200	$522	$721,356	$16,242	$625,760	$(466,680)	$897,200
Net income (loss)	(146)				45,532		45,532
Other comprehensive (loss)	(646)			(5,362)			(5,362)
Tax benefit related to exercise of equity awards			13,143				13,143
Stock issued in connection with stock
compensation plans		8	14,866				14,874
Compensation expense in connection with
employee stock compensation plans			9,952				9,952
Purchase of treasury stock related to stock
compensation plans						(5,625)	(5,625)
Other repurchases of common stock						(8,826)	(8,826)
Adjustment to redemption value	792				(792)		(792)
Balance as of June 30, 2012	$15,200	$530	$759,317	$10,880	$670,500	$(481,131)	$960,096

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$45,386	$89,534
Adjustments to reconcile net income to net cash provided by
operating activities:
Foreign exchange gain (loss)	1,676	(5,142)
(Income) Loss from discontinued operations	(3,025)	564
Depreciation and amortization	34,113	29,927
Stock compensation	9,952	16,484
Provision for bad debts	1,506	1,594
Inventory writedown	9,632	9,353
Gain on sale of trademarks	-	(2,000)
Write-down of note receivable from Palmers	12,040	-
Excess tax benefit from share-based payment arrangements	(13,143)	-
Other	103	80
Changes in operating assets and liabilities:
Accounts receivable	34,894	9,093
Inventories	9,508	(39,514)
Prepaid expenses and other assets	(332)	7,901
Accounts payable, accrued expenses and other liabilities	(41,282)	(48,600)
Accrued income taxes	(13,016)	(7,776)
Net cash provided by operating activities from continuing operations	88,012	61,498
Net cash (used in) operating activities from discontinued operations	-	(18,057)
Net cash provided by operating activities	88,012	43,441

Cash flows from investing activities:
Proceeds from disposal of assets	407	115
Purchases of property, plant & equipment	(25,273)	(20,955)
Business acquisitions, net of cash acquired	(2,123)	(1,160)
Net cash (used in) investing activities from continuing operations	(26,989)	(22,000)
Net cash (used in) investing activities from discontinued operations	-	-
Net cash (used in) investing activities	(26,989)	(22,000)

Cash flows from financing activities:
Change in short-term notes payable	1,723	(12,875)
Change in revolving credit loans	-	-
Repayment of Italian Note	-	(13,370)
Proceeds from 2011 Term Loan	-	200,000
Payments on 2011 Term Loan	(1,000)	-
Payment of deferred premium on Interest Rate Cap Agreement	(969)	-
Proceeds from the exercise of employee stock options	14,032	7,077
Payment of deferred financing costs	-	(4,779)
Excess tax benefit from share-based payment arrangements	13,143	-
Purchase of treasury stock	(14,451)	(89,674)
Contingent payment related to acquisition of non-controlling
interest in Brazilian subsidiary	(10,123)	(11,467)
Net cash provided by financing activities from continuing operations	2,355	74,912
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	2,355	74,912

Effect of foreign exchange rate changes on cash and cash equivalents	(563)	7,222
Increase in cash and cash equivalents	62,815	103,575
Cash and cash equivalents at beginning of period	232,531	191,227
Cash and cash equivalents at end of period	$295,346	$294,802

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 1—Organization

The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group.

Note 2 —Basis of Consolidation and Presentation

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

Periods Covered:    The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally,  the period from April 1, 2012 to June 30, 2012 (the “Three Months Ended June 30, 2012”) and the period from April 3, 2011 to July 2, 2011 (the “Three Months Ended July 2, 2011”) each contained 13 weeks of operations and the period from January 1, 2012 to June 30, 2012 (the “Six Months Ended June 30, 2012”) and the period from January 2, 2011 to July 2, 2011 (the “Six Months Ended July 2, 2011”) each contained 26 weeks of operations.

Subsequent Event: The Company has evaluated events and transactions occurring after June 30, 2012 for potential recognition or disclosure in the Consolidated Condensed Financial Statements. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Recent Accounting Pronouncements

There are no accounting pronouncements that were issued through June 30, 2012 that were not yet adopted that are expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows in future periods.

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

Note 4—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2011, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are presented in the Consolidated Condensed Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net revenues	$-	$-	$-	$-
Income (loss) before income tax (benefit) (a)	$(9)	$(100)	$3,025	$(876)
Income tax (benefit)	-	(37)	-	(312)

Income (loss) from discontinued operations	$(9)	$(63)	$3,025	$(564)

Summarized liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	June 30,	December 31,	July 2,
	2012	2011	2011
Accounts payable	$-	$5	$6
Accrued liabilities (b)	-	6,792	3,427

Liabilities of discontinued operations	$-	$6,797	$3,433

(a)

The  amount in income (loss) before income tax (benefit) for the Three Months Ended June 30, 2012 reflects a loss in connection with the write-off of a working capital receivable, partially offset by a gain related to the reversal of a reserve for litigation matters, both  associated with the Company’s discontinued Lejaby business. The  amount in income (loss) before income tax (benefit) for the Six Months Ended June 30, 2012 reflects the reversal of a reserve related to a French tax liability associated with the Company’s discontinued Lejaby business in addition to those two items. See Note 18 of Notes to Consolidated Condensed Financial Statements – Legal Matters regarding the Company’s Lejaby business.

(b)

The decrease in accrued liabilities between December 31, 2011 and June 30, 2012 is primarily due to the reversal of a reserve related to a French tax liability and the write-off of a reserve for litigation matters, both of which are associated with the Company’s discontinued Lejaby business. See Note 18 of Notes to Consolidated Condensed Financial Statements – Legal Matters regarding the Company’s Lejaby business.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 5—Restructuring Expenses and Other Exit Costs

During the Three and Six Months Ended June 30, 2012, the Company incurred restructuring charges and other exit costs of $16,212 and $22,802, respectively, related to (i) the rationalization and consolidation of the Company’s international operations, primarily in Europe ($6,544 and $8,877, respectively); (ii) charges in connection with employee termination and reorganization of management structure ($1,595 and $2,472, respectively); (iii) charges related to the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site ($5,724 and $5,724, respectively) ; (iv) non-cash  impairment charges associated with store closures, including those related to its CK/Calvin Klein “bridge” business ($500 and $1,502, respectively  ); (v) severance, lease contract termination and related costs in connection with retail store, office and warehouse closures ($761 and $2,971, respectively); and (vi)  legal, professional and other exit costs ($1,088 and $1,256, respectively).

As previously disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, during Fiscal 2010 and Fiscal 2011, the Company did not meet the minimum sales thresholds required under the Bridge Licenses (as defined below).  As a result, the Company and Calvin Klein, Inc. (“CKI”) began discussions at such time regarding the transition of the Company’s “bridge” business back to CKI.  On August  3, 2012, the Company and CKI entered into an agreement (the “Termination Agreement”), pursuant to which effective December 31, 2012, the parties agreed to terminate (i) the wholesale license agreements for “bridge” apparel and “bridge” accessories (covering Europe, Eastern Europe, Middle East, Africa, India, and Central and South America) and (ii) the corresponding retail license agreements for “bridge” apparel-only retail stores and “bridge” accessories-only retail stores ((i) and (ii), collectively, the “Bridge Licenses”).

Following the termination of the Bridge Licenses, the Company will no longer have the right to produce, commercialize or sell “bridge” apparel or “bridge” accessories and CKI will reacquire the right to produce, commercialize and sell “bridge” apparel and “bridge” accessories in the previously licensed territories.  However, the Company will have the right to sell any and all remaining inventory of “bridge” apparel and “bridge” accessories until August 31, 2013.  CKI will continue to license other Calvin Klein products to the Company, including Calvin Klein Jeans apparel and Calvin Klein Jeans accessories. During the Six Months Ended June 30, 2012, combined net revenues and operating loss of the “bridge” business was $22,200 and $4,400, respectively .The terms of the settlement agreement were consistent with amounts previously recorded by the Company and no charges were recorded as a result of the execution of the settlement agreement.

As of June 30, 2012, the Company ceased the existing operations of its calvinkleinjeans.com internet site in the U.S. The Company recorded (i) a non-cash impairment charge of $4,284, which was equal to the carrying value of the intangible asset; (ii) an impairment charge of $120, related to the write-down of the net carrying value of the property, plant and equipment of the internet site and (iii) a charge of $1,320 related to termination of the Company’s relationship with the service provider for the internet site.

During the Three and Six Months Ended July 2, 2011, the Company incurred restructuring charges and other exit costs of $4,954 and $11,443, respectively, primarily related to (i) the rationalization and consolidation of the Company’s international operations, primarily in Europe ($1,798 and $4,863, respectively); (ii) job eliminations in the U.S. ($864 and $2,031, respectively); (iii) impairment charges and lease contract termination costs in connection with retail store, office and warehouse closures ($2,128 and $4,352, respectively) and (iv) other exit costs ($164 and $197, respectively).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of goods sold	$3,134	$799	$3,568	$1,466
Selling, general and administrative
expenses	8,794	4,155	14,950	9,977
Amortization of intangible assets	4,284	-	4,284	-
	$16,212	$4,954	$22,802	$11,443

Cash portion of restructuring items	$11,317	$3,813	$17,323	$10,276
Non-cash portion of restructuring items	4,895	1,141	5,479	1,167

Changes in liabilities related to restructuring expenses and other exit costs for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011 are summarized below:

Balance as of January 1, 2011	$3,582
Charges for the Six Months Ended July 2, 2011	10,276
Cash reductions for the Six Months Ended July 2, 2011	(7,210)
Non-cash changes and foreign currency effects	34
Balance as of July 2, 2011	$6,682

Balance as of December 31, 2011	$9,160
Charges for the Six Months Ended June 30, 2012	17,323
Cash reductions for the Six Months Ended June 30, 2012	(11,276)
Non-cash changes and foreign currency effects	127
Balance as of June 30, 2012 (a)	$15,334

(a)

The balance as of June 30, 2012 includes approximately $14,037 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $1,297 recorded in other long term liabilities which amounts are expected to be settled over the following two years

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note  6—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group, which groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker, reviews the Company’s business.

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands. As of June 30, 2012, the Sportswear Group operated 742 Calvin Klein retail stores worldwide (consisting of 169 full-price free-standing stores, 60 outlet free-standing stores and 513 concession /shop-in-shop stores).  As of June 30, 2012, there were also 381 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear, sleepwear and loungewear under the Calvin Klein,  Warner's®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of June 30, 2012, the Intimate Apparel Group operated 868 Calvin Klein retail stores worldwide (consisting of 102 full-price free-standing stores, 58 outlet free-standing stores and 707 concession /shop-in-shop stores and, in the U.S., one on-line store).  As of June 30, 2012, there were also 235 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Lifeguard® and Calvin Klein brand names. As of June 30, 2012, the Swimwear Group operated 193 Calvin Klein retail concession /shop-in-shop stores in Europe and one on-line store in the U.S.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Information by business segment is set forth below:

		Intimate			Unallocated
	Sportswear	Apparel	Swimwear	Group	Corporate /
	Group	Group	Group	Total	Other	Total

Three Months Ended June 30, 2012
Net revenues	$265,028	$212,126	$86,757	$563,911	$-	$563,911
Operating income (loss) (a)	(11,283)	25,993	13,645	28,355	4,445	32,800
Depreciation and amortization	13,577	4,603	612	18,792	399	19,191
Restructuring expense	11,986	3,223	806	16,015	197	16,212
Capital expenditures	6,422	4,989	164	11,575	715	12,290

Three Months Ended July 2, 2011
Net revenues	$286,289	$226,443	$78,655	$591,387	$-	$591,387
Operating income (loss) (b), (c)	15,957	34,470	10,705	61,132	(8,533)	52,599
Depreciation and amortization	9,583	4,899	683	15,165	315	15,480
Restructuring expense	1,974	1,480	1,187	4,641	313	4,954
Capital expenditures	6,782	1,353	89	8,224	547	8,771

Six Months Ended June 30, 2012
Net revenues	$565,831	$435,003	$178,618	$1,179,452	$-	$1,179,452
Operating income (loss) (a)	2,300	55,947	28,482	86,729	(1,710)	85,019
Depreciation and amortization	22,879	9,140	1,306	33,325	788	34,113
Restructuring expense	15,677	6,251	827	22,755	47	22,802
Capital expenditures	10,934	7,768	286	18,988	1,952	20,940

Six Months Ended July 2, 2011
Net revenues	$625,760	$447,437	$180,351	$1,253,548	$-	$1,253,548
Operating income (loss) (b), (c)	54,557	65,007	24,773	144,337	(22,084)	122,253
Depreciation and amortization	18,663	9,338	1,300	29,301	626	29,927
Restructuring expense	3,624	2,922	4,264	10,810	633	11,443
Capital expenditures	11,673	7,484	145	19,302	851	20,153

Balance Sheet
Total Assets:
June 30, 2012	$949,869	$447,703	$152,408	$1,549,980	$168,548	$1,718,528
December 31, 2011	994,425	486,636	148,982	1,630,043	117,807	1,747,850
July 2, 2011	984,604	519,956	153,689	1,658,249	206,039	1,864,288
Property, Plant and Equipment:
June 30, 2012	$63,663	$42,548	$2,031	$108,242	$19,708	$127,950
December 31, 2011	64,149	43,966	2,220	110,335	22,687	133,022
July 2, 2011	65,281	32,153	2,540	99,974	30,592	130,566

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

(a)  During the Three Months Ended June 30, 2012, the Company began to consolidate its sourcing/design/merchandising functions related to Calvin Klein Jeans, which are currently located in both Europe and New York, entirely in New York. During the period of transition, which is expected to occur from April through December 2012, the Company expects to incur costs which otherwise would not have been incurred if the consolidation were not implemented (the “Transition Sourcing/Design Costs”). The Transition Sourcing/Design Costs include, among other things, salary/fringe, relocation, retention, occupancy and recruitment fees as well as travel and consulting fees. Certain of the Transition Sourcing/Design Costs are considered to be duplicative costs. None of the estimated Transition Sourcing/Design Costs are expected to expand the capacity of the consolidated New York sourcing/design/merchandising functions beyond the combined capacity of the European sourcing/design/merchandising functions that are being eliminated and the New York sourcing/design/merchandising functions prior to the consolidation activities. The reports presented to the CEO, which are used for the purpose of allocating resources to the Company’s operating segments, reflect the Transition Sourcing/Design Costs as “unallocated corporate expenses” and such costs were not allocated to the Sportswear Group. During the Three and Six Months Ended June 30, 2012, the amount of the Transition Sourcing/Design Costs was $346 and is reflected in Unallocated/corporate other in the table above. The Transition Sourcing/Design Costs are expected to total approximately $6,500 for Fiscal 2012.

(b)  Includes a gain of $2,000 in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2,000.

(c)  Includes a gain of $1,630 related to the recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group.

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s operating income is presented in the table above and includes restructuring charges and allocations of corporate expenses but does not include unallocated corporate/other expenses.    The amount of unallocated corporate/other expenses that reconciles total business segment operating income to the Company’s total operating income primarily includes employee compensation, other general administrative and professional fees and foreign exchange gains or losses. The income during the Three Months Ended June 30, 2012 and the significant reduction during the Six Months Ended June 30, 2012 in the amount of unallocated corporate/other expenses is due to reductions, during those periods, to the estimated amounts of certain corporate wide expenses, primarily employee compensation and health benefits, compared to the estimates of the amounts of those expenses that had been made at the beginning of Fiscal 2012. During the Three Months Ended June 30, 2012, the extent of the reductions in those estimates of expenses more than offset other unallocated corporate/other expenses.

A reconciliation of operating income from business segments to income from continuing operations before provision for income taxes and redeemable non-controlling interest is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Operating income by business segments	$28,355	$61,132	$86,729	$144,337
Unallocated corporate/other expenses	4,445	(8,533)	(1,710)	(22,084)
Operating income	32,800	52,599	85,019	122,253
Other loss (income) (a)	12,894	(215)	12,625	(859)
Interest expense	4,645	3,460	9,094	6,156
Interest income	(1,001)	(810)	(1,874)	(1,556)
Income from continuing operations before
provision for income taxes and redeemable
non-controlling interest	$16,262	$50,164	$65,174	$118,512

(a)

For the Three and Six Months Ended June 30, 2012, includes an adjustment to the Company’s loan receivable related to the sale of its discontinued Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Geographic Information:  Net revenues summarized by geographic region are as follows:

	Three Months Ended
	June 30, 2012%		July 2, 2011%
Net revenues:
United States	$247,827	44.0%	$250,645	42.4%
Europe	107,728	19.1%	128,093	21.7%
Asia	116,432	20.6%	113,785	19.2%
Mexico, Central and South America	61,978	11.0%	62,132	10.5%
Canada	29,946	5.3%	36,732	6.2%
	$563,911	100.0%	$591,387	100.0%

	Six Months Ended
	June 30, 2012%		July 2, 2011%
Net revenues:
United States	$496,236	42.0%	$535,788	42.7%
Europe	254,040	21.5%	296,562	23.8%
Asia	254,195	21.6%	240,561	19.2%
Mexico and Central and South America	115,081	9.8%	113,850	9.1%
Canada	59,900	5.1%	66,787	5.2%
	$1,179,452	100.0%	$1,253,548	100.0%

Note 7—Income Taxes

The effective tax rates for the Three Months Ended June 30, 2012 and July 2, 2011 were 42.0% and 9.2% respectively.  The higher effective tax rate for the Three Months Ended June 30, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, a tax benefit of approximately $4,000 recorded during the Three Months Ended June 30, 2012 resulting from an audit settlement with a foreign tax authority and a tax benefit of approximately $11,000 recorded during the Three Months Ended July 2, 2011 due to a favorable tax ruling in a foreign jurisdiction.

The effective tax rates for the Six Months Ended June 30, 2012 and July 2, 2011 were 35.0% and 24.0% respectively. The higher effective tax rate for the Six Months Ended June 30, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, a tax benefit of approximately $4,000 recorded during the Six Months Ended June 30, 2012 resulting from an audit settlement with a foreign tax authority and a tax benefit of approximately $11,000 recorded during the Six Months Ended July 2, 2011 due to a favorable tax ruling in a foreign jurisdiction.

As of June 30, 2012, the Company remains under audit in various taxing jurisdictions. It is difficult to predict the final timing and resolution of any particular uncertain tax position.   Based upon the Company’s assessment of many factors, including past experience and future events, it is reasonably possible that within the next 12 months the reserve for uncertain tax positions may decrease between $2,000 and $4,000 due to (i) tax positions the Company expects to take during the next 12 months, (ii) the reevaluation of current uncertain tax positions arising from developments in examinations, (iii) the finalization of tax examinations, or (iv) the closure of tax statutes.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 8—Employee Benefit and Retirement Plans

            Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who have completed service prior to January 1, 2003 (the "Pension Plan"). Participants in the Pension Plan have not earned any additional pension benefits after December 31, 2002. The Company also sponsors defined benefit plans for certain former employees of its United Kingdom and other European entities  (the “Foreign Plans”).  The Foreign Plans were not considered to be material for any period presented in this Form 10-Q. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to certain retired domestic employees (the "Postretirement Plans"). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

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

The Company made contributions of $0 and $17,230 to the Pension Plan during the Three and Six Months Ended June 30, 2012 and $1,650 and $5,500 for the Three and Six Months Ended July 2, 2011, respectively. The Company’s contributions to the Pension Plan are expected to be $20,550 in total for Fiscal 2012.

The following table includes only the Pension Plan. The Foreign Plans  were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plans
	Three Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$-	$-	$55	$62
Interest cost	2,221	2,334	64	70
Expected return on plan assets	(2,350)	(2,703)	-	-
Amortization of actuarial gain	-	-	(24)	(25)
Net benefit (income) cost (a)	$(129)	$(369)	$95	$107

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Pension Plan		Postretirement Plans
	Six Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$-	$-	$110	$124
Interest cost	4,442	4,668	128	140
Expected return on plan assets	(4,700)	(5,406)	-	-
Amortization of actuarial gain	-	-	(48)	(50)
Net benefit (income) cost (a)	$(258)	$(738)	$190	$214

(a)

Net benefit (income) cost does not include costs related to the Foreign Plans of $74 and $149 for the Three and Six Months Ended June 30, 2012, respectively, and $60 and $117 for the Three and Six Months Ended July 2, 2011, respectively.

Deferred Compensation Plans

The Company’s liability under the employee deferred compensation plan was $4,878, $4,602 and  $4,628 as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively.  This liability is included in other long-term liabilities. The Company’s cash liability under the director deferred compensation plan was $1,375, $1,237 and $1,184 as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively. This liability is included in other long-term liabilities.

Note 9—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2012, December 31, 2011 and July 2, 2011 are summarized below:

	June 30,	December 31,	July 2,
	2012	2011	2011

Foreign currency translation adjustments (a)	$18,168	$21,356	$87,699
Actuarial losses related to post retirement medical
plans, net of tax of $1,232 as of June 30, 2012,
December 31, 2011 and July 2, 2011	(1,299)	(1,299)	(1,099)
(Loss) on cash flow hedges, net of taxes of $4,225, $2,930
and $1,358 as of June 30, 2012, December 31, 2011 and
July 2, 2011, respectively	(6,124)	(3,937)	(3,456)
Other	135	122	10
Total accumulated other comprehensive income	$10,880	$16,242	$83,154

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 10—Fair Value Measurement

The Company utilizes the market approach to measure fair value for financial assets and liabilities, which primarily include derivative contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure fair value of the Interest Rate Cap Agreement (as defined below) (see Note 14 of Notes to Consolidated Condensed Financial Statements).  The Company classifies its financial instruments in a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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

The fair value of the Interest Rate Cap Agreement was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

The fair value of long-lived assets was based on the Company’s best estimates of future cash flows and, therefore, meets the definition of Level 3 fair value, as defined above.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of June 30, 2012, December 31, 2011 and July 2, 2011:

	June 30, 2012			December 31, 2011			July 2, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency exchange contracts	$-	$3,599	$-	$-	$5,587	$-	$-	$419	$-
Interest Rate Cap Agreement	-	3,468	-	-	6,276	-	-	14,395	-

Liabilities
Foreign currency exchange contracts	$-	$1,020	$-	$-	$532	$-	$-	$7,465	$-

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The following table represents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June, 30, 2012, December 31, 2011 and July 2, 2011. See Note 1 of Notes to Consolidated Financial Statements – Nature of Operations and Summary of Significant Accounting Policies – Long-Lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2011 for a description of the testing of retail stores and intangible assets for impairment.

	June 30, 2012			December 31, 2011			July 2, 2011

	Fair		Total	Fair		Total	Fair		Total
	Value	(Level 3)	(Losses)	Value	(Level 3)	(Losses)	Value	(Level 3)	(Losses)

Assets
Long-lived assets, retail stores	$139	$139	$(1,502)	$665	$665	$(5,950)	$-	$-	$(1,140)
Long-lived assets, intangible assets	1,500	1,500	(5,285)	3,579	3,579	(35,225)	-	-	-
			$(6,787)			$(41,175)			$(1,140)

The impairment charges for long-lived assets of retail stores relate to leasehold improvements and furniture and fixtures of certain retail stores which were scheduled to close as part of restructuring plans. Those charges recorded during the Six Months Ended June 30, 2012, Fiscal 2011 and the Six Months Ended July 2, 2011 related to (i) the Sportswear Group, including the Company’s CK/Calvin Klein “bridge” business, (ii) the Sportswear Group and the Intimate Apparel Group and (iii) the Sportswear Group and Intimate Apparel Group, respectively. See Note 5 of Notes to Consolidated Condensed Financial Statements  - Restructuring Expenses and Other Exit Costs.

            The impairment charges for intangible assets relate to (i) the Company’s decision to cease existing operations of its calvinkleinjeans.com e-commerce site as of June 30, 2012, (ii) a change in estimate during the Three Months Ended June 30, 2012 of the expected consideration to be paid for the rights received from CKI in connection with the formation of the Company’s joint venture in India and (iii) the Company’s agreement with CKI in which the Company will transition its CK/Calvin Klein “bridge” business back to CKI (see Note 5 of Notes to Consolidated Condensed Financial Statements) and are related to the Sportswear Group.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 11— Financial Instruments

The carrying amounts and fair values of the Company's financial instruments as of June 30, 2012, December 31, 2011 and July 2, 2011 are as follows:

		June 30, 2012			December 31, 2011		July 2, 2011
				Level in
	Balance Sheet	Carrying	Fair	Fair Value	Carrying	Fair	Carrying	Fair
	Location	Amount	Value	Hierarchy	Amount	Value	Amount	Value

Assets:
Accounts receivable	Accounts receivable,
	net of reserves	$283,370	$283,370		$322,976	$322,976	$320,416	$320,416
Open foreign currency	Prepaid expenses
exchange contracts	and other current assets	3,599	3,599	2	5,587	5,587	419	419
Interest Rate Cap Agreement	Other assets	3,468	3,468	2	6,276	6,276	14,395	14,395

Liabilities:
Accounts payable	Accounts payable	$139,096	$139,096		$141,797	$141,797	$149,665	$149,665
Short-term debt	Short-term debt	41,764	41,764	1	43,021	43,021	8,909	8,909
Open foreign currency
exchange contracts	Accrued liabilities	1,020	1,020	2	532	532	7,465	7,465
2011 Term Loan, current portion	Short-term debt	2,000	1,990	2	2,000	1,980	2,000	2,000
2011 Term Loan	Long-term debt	196,000	195,020	2	197,000	195,030	198,000	198,000

See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Derivative Financial Instruments

Foreign Currency Exchange Forward Contracts

During the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, the Company’s Korean, European, Canadian and Mexican subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy either up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. In addition, during the Six Months Ended June 30, 2012, one of the Company’s Mexican subsidiaries began a program, using foreign exchange forward contracts, to hedge up to 75% of the royalty payments due on net sales of Calvin Klein Jeans and Calvin Klein Underwear apparel. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Accumulated Other Comprehensive Income (“AOCI”) and recognized in Cost of Goods Sold, with the exception of the Mexican royalty forward contracts, for which gains and losses released from AOCI are recognized in Selling, general and administrative expense, in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.

During the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts that were designed to fix the number of Euros, Korean won, Canadian dollars, Mexican pesos or Singaporean dollars required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the British pound; or (iii) U.S. dollar denominated intercompany and third-party loans and payables.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into the Interest Rate Cap Agreement, which is intended to limit the interest rate payable on average over the term of the Interest Rate Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan (as defined below) that equals the notional amount of the Interest Rate Cap Agreement. The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate beyond 1.00%.  See Note 14 of Notes to Consolidated Condensed Financial Statements - Interest Rate Cap Agreement.

The following table summarizes the Company’s derivative instruments as of June 30, 2012, December 31, 2011 and July 2, 2011:

		Asset Derivatives				Liability Derivatives
				Fair Value				Fair Value
	Type	Balance Sheet	June 30,	December 31,	July 2,	Balance Sheet	June 30,	December 31,	July 2,
	(a)	Location	2012	2011	2011	Location	2012	2011	2011

Derivatives designated
as hedging
instruments under
FASB ASC 815-20
Foreign exchange contracts	CF	Prepaid expenses
		and other
		current				Accrued
		assets	$828	$1,308	$-	liabilities	$407	$-	$3,895
Interest Rate Cap Agreement	CF	Other assets	3,468	6,276	14,395		-	-	-
			$4,296	$7,584	$14,395		$407	$-	$3,895

Derivatives not designated
as hedging
instruments under
FASB ASC 815-20
Foreign exchange contracts		Prepaid expenses
		and other
		current				Accrued
		assets	$2,771	$4,279	$419	liabilities	$613	$532	$3,570

Total derivatives			$7,067	$11,863	$14,814		$1,020	$532	$7,465

(a) CF = cash flow hedge

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011:

				Location of	Amount of		Location of	Amount of
Derivatives		Amount of		Gain (Loss)	Gain (Loss)		Gain (Loss)	Gain (Loss)
in FASB		Gain (Loss)		Reclassified	Reclassified		Recognized	Recognized
ASC 815-20		Recognized in		from	from		in Income	in Income
Cash Flow	Nature of	OCI on		Accumulated	Accumulated		on Derivative	on Derivative
Hedging	Hedged	Derivatives		OCI into Income	OCI into Income		(Ineffective	(Ineffective
Relationships	Transaction	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion) (c)	Portion)
		Three	Three		Three	Three		Three	Three
		Months	Months		Months	Months		Months	Months
		Ended	Ended		Ended	Ended		Ended	Ended
		June 30,	July 2,		June 30,	July 2,		June 30,	July 2,
		2012	2011		2012	2011		2012	2011
Foreign	Minimum
exchange	royalty and			cost of			other
contracts	advertising costs (a)	$832	$(311)	goods sold	$412	$(324)	loss/income	$11	$3
Foreign
exchange	Purchases			cost of			other
contracts	of inventory (b)	878	(946)	goods sold	(133)	(989)	loss/income	11	30
Interest	Interest expense
rate	on 2011			interest			other
cap	Term Loan	(2,579)	-	expense	(21)	-	loss/income	-	-

Total		$(869)	$(1,257)		$258	$(1,313)		$22	$33

		Six	Six		Six	Six		Six	Six
		Months	Months		Months	Months		Months	Months
		Ended	Ended		Ended	Ended		Ended	Ended
		June 30,	July 2,		June 30,	July 2,		June 30,	July 2,
		2012	2011		2012	2011		2012	2011
Foreign	Minimum
exchange	royalty and			cost of			other
contracts	advertising costs (a)	$316	$(1,011)	goods sold	$588	$(661)	loss/income	$(4)	$(19)
Foreign
exchange	Purchases			cost of			other
contracts	of inventory (b)	(683)	(3,484)	goods sold	(253)	(1,738)	loss/income	(9)	(28)
Interest	Interest expense
rate	on 2011			interest			other
cap	Term Loan	(2,808)	-	expense	(28)	-	loss/income	-	-

Total		$(3,175)	$(4,495)		$307	$(2,399)		$(13)	$(47)

(a)

As of June 30, 2012, the amount of minimum royalty costs hedged was $23,811; contracts expire through April 2013. As of July 2, 2011, the amount of minimum royalty costs hedged was $11,366; contracts expired through March 2012.

(b)

As of June 30, 2012, the amount of inventory purchases hedged was $58,730; contracts expire through May 2013.  As of July 2, 2011, the amount of inventory purchases hedged was $55,100; contracts expire through August 2012.

(c)	No amounts were excluded from effectiveness testing.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Derivatives						Amount of
not designated					Location of	Gain (Loss)
as hedging					Gain (Loss)	Recognized
instruments	Nature of				Recognized in	in Income
under	Hedged		Amount	Maturity	Income on	on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
						Three	Six
						Months	Months
						Ended	Ended
						June 30,	June 30,
			June 30, 2012			2012	2012

Foreign	Intercompany				other
exchange	sales of	Forward			loss/
contracts (d)	inventory	contracts	$9,030	April 2013	income	$(351)	$(371)
Foreign	Minimum				other
exchange	royalty and	Forward			loss/
contracts (e)	advertising costs	contracts	10,000	April 2013	income	504	253
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	payables	contracts	21,500	January 2013	income	1,272	503
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	loans	contracts	34,500	January 2013	income	1,753	814
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	loans	contracts	6,000	July 2012	income	(50)	121
Foreign					other
exchange	Intercompany	Forward			income/
contracts	payables	contracts	4,000	July 2012	loss/	(17)	(17)
Total						$3,111	$1,303

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Derivatives						Amount of
not designated					Location of	Gain (Loss)
as hedging					Gain (Loss)	Recognized
instruments	Nature of				Recognized in	in Income
under	Hedged		Amount	Maturity	Income on	on
FASB ASC 815-20	Transaction	Instrument	Hedged	Date	Derivative	Derivative
						Three	Six
						Months	Months
						Ended	Ended
						July 2,	July 2,
			July 2, 2011			2011	2011

Foreign	Intercompany				other
exchange	sales of	Forward			loss/
contracts (d)	inventory	contracts	$7,234	April 2012	income	$149	$417
Foreign	Minimum				other
exchange	royalty and	Forward			loss/
contracts (e)	advertising costs	contracts	10,000	April 2012	income	(311)	(983)
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	payables	contracts	28,000	January 2012	income	(603)	(2,401)
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	loans	contracts	20,000	November 2011	income	(446)	(1,601)
Foreign					other
exchange	Intercompany	Forward			loss/
contracts	loans	contracts	28,328	September 2011	income	(663)	(663)
Total						$(1,874)	$(5,231)

(d)	Forward contracts used to offset 50% of British Pounds-denominated intercompany sales by a subsidiary whose functional currency is the Euro.
(e)

Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company's foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A reconciliation of the balance of AOCI during the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011 related to cash flow hedges is as follows:

Balance as of January 1, 2011	$(2,331)
Derivative losses recognized	(4,495)
Losses amortized to earnings	2,399
Balance before tax effect on 2011 activity	(4,427)
Tax effect on 2011 activity	971
Balance as of July 2, 2011, net of tax	$(3,456)

Balance as of December 31, 2011	$(3,937)
Derivative losses recognized	(3,175)
Gain amortized to earnings	(307)
Balance before tax effect on 2012 activity	(7,419)
Tax effect on 2012 activity	1,295
Balance as of June 30, 2012, net of tax	$(6,124)

See Note 14 of Notes to Consolidated Condensed Financial Statements - Interest Rate Cap Agreement for a reconciliation of the balance of AOCI related to the Interest Rate Cap Agreement, which is included in the reconciliation above.

During the 12 months following June 30, 2012, the net amount of gains recorded in Other Comprehensive Income as of June 30, 2012 that are estimated to be amortized into earnings is $118 on a pre-tax basis. During the Six Months Ended June 30, 2012, the Company expected that all originally forecasted purchases of inventory, payment of minimum royalty and advertising costs, or payment of interest on the 2011 Term Loan, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods or within two months after that time. Therefore, no amount of gains or losses was reclassified into earnings during the Six Months Ended June 30, 2012 as a result of the discontinuance of those cash flow hedges.

Note 12—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	June 30, 2012	December 31, 2011	July 2, 2011

Finished goods	$329,873	$350,010	$353,162
Raw materials	698	825	2,222
	$330,571	$350,835	$355,384

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. As of June 30, 2012,  December 31, 2011 and July 2, 2011, the amount of such deposits was $1,537, $4,385 and $6,888, respectively.

See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 13—Intangible Assets and Goodwill

The following tables set forth intangible assets as of June 30, 2012, December 31, 2011 and July 2, 2011 and the activity in the intangible asset accounts for the Six Months Ended June 30, 2012:

	June 30, 2012			December 31, 2011			July 2, 2011

	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Finite-lived intangible assets:
Licenses for a term
(Company as licensee)	$323,179	$107,186	$215,993	$323,950	$99,229	$224,721	$341,287	$59,485	$281,802
Other	34,043	16,524	17,519	34,459	14,932	19,527	36,060	13,004	23,056
	357,222	123,710	233,512	358,409	114,161	244,248	377,347	72,489	304,858
Indefinite-lived intangible assets:
Trademarks	54,415	-	54,415	53,519	-	53,519	54,715	-	54,715
Licenses in perpetuity	22,797	-	22,797	23,113	-	23,113	23,113	-	23,113
	77,212	-	77,212	76,632	-	76,632	77,828	-	77,828
Intangible Assets	$434,434	$123,710	$310,724	$435,041	$114,161	$320,880	$455,175	$72,489	$382,686

				Other
		Licenses	Licenses	Finite-lived
		in	for a	Intangible
	Trademarks	Perpetuity	Term	Assets	Total

Balance as of December 31, 2011	$53,519	$23,113	$224,721	$19,527	$320,880
Amortization expense (a)	-	-	(7,957)	(1,592)	(9,549)
Translation adjustments	-	-	810	(416)	394
Tax benefit (b)	896	(316)	(580)	-	-
Other (c)	-	-	(1,001)	-	(1,001)
Balance as of June 30, 2012	$54,415	$22,797	$215,993	$17,519	$310,724

(a)

Licenses for a Term includes $4,284 related to the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site in the U.S. (see Note 5 of Notes to Consolidated Condensed Financial Statements).

(b)	Relates to the allocation of a tax benefit realized for the excess of tax deductible goodwill over book goodwill in certain jurisdictions.

(c)	Relates to a change in estimate of the expected consideration to be paid for the rights received from CKI in connection with the formation of the Company’s joint venture in India.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The following table summarizes the Company's estimated amortization expense for intangible assets for the next five years:

2013	$9,945
2014	8,772
2015	8,770
2016	8,748
2017	8,502

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended June 30, 2012:

		Intimate
	Sportswear	Apparel	Swimwear
	Group	Group	Group	Total

Goodwill balance as of December 31, 2011	$134,395	$4,911	$642	$139,948
Translation adjustments	(2,212)	(152)	-	(2,364)
Goodwill balance as of June 30, 2012	$132,183	$4,759	$642	$137,584

Note 14—Debt

Debt was as follows:

	June 30,	December 31,	July 2,
	2012	2011	2011

Short-term debt:
2011 Term Loan -current	$2,000	$2,000	$2,000
CKJEA Notes payable and Other	41,764	43,021	8,909
2008 Credit Agreements	-	-	-
Premium on interest rate cap - current	2,635	2,492	1,764
	46,399	47,513	12,673

Long-term debt:
2011 Term Loan	196,000	197,000	198,000
Premium on interest rate cap	10,360	11,477	12,631
	206,360	208,477	210,631
Total Debt	$252,759	$255,990	$223,304

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

2011 Term Loan Agreement

On June 17, 2011, Warnaco Group, Warnaco, Calvin Klein Jeanswear Company (“CK Jeans”), an indirect wholly-owned subsidiary of Warnaco Group, and Warnaco Swimwear Products Inc. (“Warnaco Swimwear”), an indirect wholly-owned subsidiary of Warnaco Group, entered into a term loan agreement (the “2011 Term Loan Agreement”) and the term loan thereunder (the “2011 Term Loan”) with the financial institutions which are the lenders thereunder (the “Lenders”). Warnaco, CK Jeans and Warnaco Swimwear are co-borrowers on a joint and several basis under the 2011 Term Loan Agreement (the “Borrowers”). The 2011 Term Loan matures on June 17, 2018. As of June 30, 2012, there was $198,000 in term loans outstanding under the 2011 Term Loan Agreement.

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate (as defined in the 2011 Term Loan Agreement) plus a margin of 1.75% or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. As of June 30, 2012 and December 31, 2011, the interest rate on the entire balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%.  As of July 2, 2011, the 2011 Term Loan had a weighted average annual interest rate of 4.50% (comprised of $80,000 at 3.75% and $120,000 at a base rate of 5.0%).

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

The interest rate cap contracts are designated as cash flow hedges of the exposure to variability in expected future cash flows attributable to a three-month LIBOR rate above 1.00%.  At the inception of the hedging relationship, the fair value of the Interest Rate Cap Agreement of $14,395 was allocated to the respective caplets within the Interest Rate Cap Agreement on a fair value basis. To the extent that the Interest Rate Cap Agreement is effective in offsetting that variability, changes in the Interest Rate Cap Agreement’s fair value will be recorded in AOCI in the Company’s Consolidated Condensed Balance Sheets and subsequently recognized in interest expense in the Consolidated Condensed Statements of Operations as the underlying interest expense is recognized on the 2011 Term Loan.

As of June 30, 2012, December 31, 2011 and July 2, 2011, the fair value of the Interest Rate Cap Agreement was $3,468, $6,276 and $14,395, respectively, which was recorded in Other assets. As of June 30, 2012, December 31, 2011 and July 2, 2011, the balance of Deferred premium on the Interest Rate Cap Agreement that was recorded in Short-term debt and in Long-term debt is presented in the table above.

A reconciliation of the balance of AOCI during the Six Months Ended June 30, 2012 related to the Interest Rate Cap Agreement is as follows:

Balance as of December 31, 2011, net of tax	$(4,848)
Change in fair value of interest rate cap	(2,808)
Initial fair value of maturing caplets	28
Balance as of June 30, 2012, pre-tax	(7,628)
Tax effect	1,122
Balance as of June 30, 2012, net of tax	$(6,506)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Interest expense recognized on the Interest Rate Cap Agreement during the Six Months Ended June 30, 2012 is as follows:

Initial fair value of maturing caplets	$28
Accretion of deferred premium	208
Total	$236

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

As of June 30, 2012, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.96%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%,  or (ii) 2.69%, based on the BA Rate (as defined below) plus 1.50%, in each case, on a per annum basis.  The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

As of June 30, 2012, the Company had no loans and approximately $38,929 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $173,425 of availability.  As of June 30, 2012, there were no loans and $3,692 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $14,859.

CKJEA Notes and Other Short-Term Debt

One of the Company’s European businesses has short-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $32,603 as of June 30, 2012, $36,648 as of December 31, 2011 and $3,764 as of July 2, 2011 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 3.5%). The weighted average effective interest rate for the outstanding CKJEA Notes payable was 3.96% as of June 30, 2012, 4.00% as of December 31, 2011 and 3.27% as of July 2, 2011. All of the CKJEA Notes payable are short-term and were renewed during the Six Months Ended June 30, 2012 for additional terms of no more than 120 days.

In addition, as of June 30, 2012, December 31, 2011 and July 2, 2011, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $2,965, $6,373 and $5,145, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable. In addition, as of June 30, 2012, WBR has outstanding short-term loans with several Brazilian banks totaling $6,196, with a weighted average interest rate of 11.76%.

During September 2011, one of the Company's Asian subsidiaries entered into a short-term $25,000 revolving credit facility with one lender (the "Asian Credit Facility") to be used for working capital and general corporate purposes.  The Asian Credit Facility bears interest of 1.75% over one-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further one-month periods for up to one year. The Asian Credit Facility may be renewed annually. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings as of December 31, 2011 or June 30, 2012 or during the Three or Six Months Ended June 30, 2012.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 15—Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2012, December 31, 2011 and July 2, 2011.

Share Repurchase Programs

During September 2011, the Company’s Board of Directors approved a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200,000 of the Company’s outstanding common stock. All repurchases under the 2011 Share Repurchase Program will be made in a manner consistent with the terms of the Company’s applicable debt instruments. During the Three Months Ended June 30, 2012, the Company repurchased 200,000 shares under the 2011 Share Repurchase Program for $8,826 (based on an average of $44.13 per share), leaving $179,847 of common stock to be repurchased. No shares were repurchased under the 2011 Share Repurchase Program during the first quarter of Fiscal 2012.

On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Six Months Ended July 2, 2011, the Company repurchased 1,629,651 shares of its common stock under the 2010 Share Repurchase Program for $87,592 (based on an average of $53.75 per share). There are no shares of the Company’s common stock available for repurchase under the 2010 Share Repurchase Program.

Stock Incentive Plans

The Company granted 37,944 and 333,393 stock options during the Three and Six Months Ended June 30, 2012 and 6,250 and 348,850 stock options during the Three and Six Months Ended July 2, 2011, respectively.  The fair values of stock options granted during the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011 were estimated as of the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Weighted average risk free rate of return (a)	0.71%	1.30%	0.63%	1.65%
Dividend yield	-	-	-	-
Expected volatility of the market price of
the Company's common stock	56.0%	57.7%	56.0%	57.7%
Expected option life (years)	4.1	4.1	4.1	4.1

(a)  Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Stock-based compensation expense before income taxes:
Stock options	$1,663	$1,551	$3,691	$5,372
Restricted stock grants	2,866	3,586	6,261	11,112
Total	4,529	5,137	9,952	16,484

Income tax benefit:
Stock options	564	509	1,246	1,875
Restricted stock grants	1,062	1,392	1,515	3,655
Total	1,626	1,901	2,761	5,530

Stock-based compensation expense after income taxes:
Stock options	1,099	1,042	2,445	3,497
Restricted stock grants	1,804	2,194	4,746	7,457
Total	$2,903	$3,236	$7,191	$10,954

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Six Months Ended June 30, 2012 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2011	1,886,925	$38.35
Granted	333,393	56.45
Exercised	(509,197)	27.53
Forfeited / Expired	(35,674)	50.42
Outstanding as of June 30, 2012	1,675,447	$44.98

Options Exercisable as of June 30, 2012	985,487	$39.15

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, as defined below) as of and for the Six Months Ended June 30, 2012 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	shares/units	Fair Value
Unvested as of December 31, 2011	859,766	$39.77
Granted	197,239	56.37
Vested	(258,876)	28.98
Forfeited	(27,885)	48.81
Unvested as of June 30, 2012	770,244	$47.10

During the first quarters of Fiscal 2012 and Fiscal 2011, share-based compensation awards granted to certain of the Company’s officers under Warnaco Group’s 2005 Stock Incentive Plan included 55,557 and 80,050 performance-based restricted stock/restricted unit awards, respectively, (“Performance Awards”) in addition to the service-based stock options and restricted stock awards, included in the preceding tables. The Performance Awards include both a performance condition and a market condition (see Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation in the Company’s Annual Report on Form 10-K for Fiscal 2011 for further details on the Performance Awards).

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period for Performance Awards granted on March 6, 2012 and on March 1, 2011 included the following assumptions:

	March 6,	March 1,
	2012	2011

Weighted average risk free rate of return	0.38%	1.07%
Dividend yield	-	-
Expected volatility - Company (a)	38.26%	61.50%
Expected volatility - Peer Companies	28.3% - 74.8%	38.2% - 113.4%
Remaining measurement period (years)	2.82	2.83

(a) Expected volatility - Company for Performance Awards granted on March 6, 2012 and on March 1, 2011 is based on a Remaining Measurement Period of 2.82 years and 2.83 years, respectively.

The Company recorded compensation expense for the Performance Awards during the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011 based on the performance condition.

Performance Award activity for the Six Months Ended June 30, 2012 was as follows:

		Weighted
		Average
	Performance	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2011	154,500	$49.65
Granted	55,557	56.54
Forfeited	(1,450)	55.57
Unvested as of June 30, 2012	208,607	$51.44

Note 16—Supplemental Cash Flow Information

	Six Months Ended
	June 30,	July 2,
	2012	2011

Cash paid (received) during the period for:
Interest expense	$7,601	$ 5,167
Interest income	(881)	(942)
Income taxes, net of refunds received	35,829	36,190
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,337	6,206

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 17—Income per Common Share

The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards, including earned performance shares, are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 518,504 shares and 640,931 shares for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively and 548,384 shares and 646,828 shares for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Three Months Ended
	June 30,	July 2,
	2012	2011
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group
common shareholders and participating securities	$9,625	$45,566
Less: allocation to participating securities	(120)	(660)
Income from continuing operations attributable to Warnaco Group
common shareholders	$9,505	$44,906

Loss from discontinued operations, net of tax, attributable to
Warnaco Group common shareholders and participating securities	$(9)	$(63)
Less: allocation to participating securities	-	1
Loss from discontinued operations attributable to Warnaco Group
common shareholders	$(9)	$(62)

Net income attributable to Warnaco Group common shareholders
and participating securities	$9,616	$45,503
Less: allocation to participating securities	(120)	(659)
Net income attributable to Warnaco Group common shareholders	$9,496	$44,844

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in
computing income per common share	40,962,008	43,622,535

Income per common share from continuing operations	$0.23	$1.03
Loss per common share from discontinued operations	-	-
Net income per common share	$0.23	$1.03

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing
basic income per common share	40,962,008	43,622,535
Effect of dilutive securities:
Stock options and restricted stock units	589,852	835,838
Weighted average number of shares and share equivalents used in computing
income per common share	41,551,860	44,458,373

Income per common share from continuing operations	$0.23	$1.01
Loss per common share from discontinued operations	-	-
Net income per common share	$0.23	$1.01

Number of anti-dilutive "out-of-the-money" stock options outstanding (a)	922,617	3,350

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Numerator for basic and diluted income per common share:

Income from continuing operations attributable to Warnaco Group
common shareholders and participating securities	$42,507	$90,098
Less: allocation to participating securities	(564)	(1,312)
Income from continuing operations attributable to Warnaco Group
common shareholders	$41,943	$88,786

Income (Loss) from discontinued operations, net of tax, attributable to
Warnaco Group common shareholders and participating securities	$3,025	$(564)
Less: allocation to participating securities	(40)	8
Income (Loss) from discontinued operations attributable to Warnaco Group
common shareholders	$2,985	$(556)

Net income attributable to Warnaco Group common shareholders
and participating securities	$45,532	$89,534
Less: allocation to participating securities	(605)	(1,304)
Net income attributable to Warnaco Group common shareholders	$44,927	$88,230

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in
computing income per common share	40,746,295	43,757,202

Income per common share from continuing operations	$1.03	$2.03
Income (Loss) per common share from discontinued operations	0.07	(0.01)
Net income per common share	$1.10	$2.02

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in
computing basic income per common share	40,746,295	43,757,202
Effect of dilutive securities:
Stock options and restricted stock units	758,738	941,115
Weighted average number of shares and share equivalents used in
computing income per common share	41,505,033	44,698,317

Income per common share from continuing operations	$1.01	$1.99
Income (Loss) per common share from discontinued operations	0.07	(0.02)
Net income per common share	$1.08	$1.97

Number of anti-dilutive "out-of-the-money" stock options outstanding (a)	636,117	332,100

(a)  Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and, therefore, not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

Note 18—Legal Matters

Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, sought to declare the sale null and void, claimed monetary damages in an unspecified amount and sought other relief (the “Palmers Suit”). On February 13, 2012, Le Tribunal de Commerce de Paris dismissed the Palmers Suit and awarded the Company €100 in costs.  On March 12, 2012, Palmers appealed the judgment. The Company had a litigation reserve of $3,700 related to the Palmers Suit, which was included in Liabilities of discontinued operations as of December 31, 2011 and March 31, 2012. During the Three Months Ended June 30, 2012, the Company reversed the litigation reserve for the Palmers Suit because the Company believes that no amounts will be due related to this matter. The reversal of the litigation reserve of $3,700 is included in discontinued operations in the accompanying Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012.

Lejaby Receivables:    As a result of the Company’s sale of its Lejaby business to Palmers on March 10, 2008, the Company had a non-interest bearing loan receivable from Palmers (which loan was recorded on a discounted basis and for which interest income was imputed) as well as another receivable related to working capital adjustments associated with such sale. Both the loan receivable and the receivable related to working capital adjustments were included in Other long-term assets on the Company’s Consolidated Condensed Balance Sheets. The carrying value of the loan, including imputed interest, was $13,800 and the working capital receivable was $3,700 prior to any write-downs. During the Six Months Ended June 30, 2012, the Company received certain information which indicated that all or a portion of the receivables from Palmers might not be collectible. As of June 30, 2012, based upon its best estimate from the available information, the Company reduced the carrying value of the loan receivable, including accrued interest, from $13,800 to $1,900, which represents the Company's best estimate of net realizable value. The charge of $11,900, which includes the reversal of $3,800 of previously recorded interest income, was recorded as Other expense on the Company’s Consolidated Condensed Statements of Operations during the Three Months Ended June 30, 2012. The charge was recorded to Other expense because the note was the original form of payment under the terms of the purchase agreement and adjustment of such note subsequent to the disposal date was not directly related to the disposal of the Lejaby business and, accordingly, does not affect the determination of the related gain or loss at the disposal date. The Company wrote-off the $3,700 receivable related to the working capital receivable due to uncertainty of collection. The charge resulting from the write-off of the working capital receivable was recorded in discontinued operations because the working capital adjustment was directly related to the disposal of the Lejaby business and the amount of the write-off represents the resolution of a purchase price adjustment.

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

Note 19 — Commitments and Contingencies

The contractual obligations and commitments in existence as of June 30, 2012 did not differ materially from those disclosed as of December 31, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2011, except for the following changes, which occurred during the Six Months Ended June 30, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$7,229	$4,739	$3,412	$2,680	$1,658	$8,880	$28,598
Other contractual obligations	3,994	238	275	141	196	1,075	5,919
Total	$11,223	$4,977	$3,687	$2,821	$1,854	$9,955	$34,517

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Currencies in thousands, excluding per share amounts)

(Unaudited)

As of June 30, 2012, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $358,446, of which $348,312 are payable in Fiscal 2012 and $10,134 are payable in 2013.

As of June 30, 2012, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to Consolidated Condensed Financial Statements).

As of June 30, 2012, the Company remains under audit in various taxing jurisdictions (see Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion related to the Company’s reserve for uncertain tax positions)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (“Warnaco Group” and, collectively with its subsidiaries, the “Company”) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and that could affect the market value of the Company's common stock. This Quarterly Report on Form 10-Q, including the following discussion, but except for the historical information contained herein, contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure."

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Consolidated Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company’s Annual Report on Form 10-K for Fiscal 2011.

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally,  the period from April 1, 2012 to June 30, 2012 (the “Three Months Ended June 30, 2012”) and the period from April 3, 2011 to July 2, 2011 (the “Three Months Ended July 2, 2011”) each contained 13 weeks of operations and the period from January 1, 2012 to June 30, 2012 (the “Six Months Ended June 30, 2012”) and the period from January 2, 2011 to July 2, 2011 (the “Six Months Ended July 2, 2011”) each contained 26 weeks of operations.

The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group. These groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s CEO, who is the chief operating decision maker, reviews the Company’s business.

During the Three Months Ended June 30, 2012, the Company began to consolidate its sourcing/design/merchandising functions related to Calvin Klein Jeans, which are currently located in both Europe and New York, entirely to New York. As a result, during the Three and Six Months Ended June 30, 2012, $0.3 million of related costs have been classified as unallocated corporate expenses and such costs have not been allocated to the Sportswear Group (see Note 6 of Notes to Consolidated Condensed Financial Statements for further details). The total amount of these costs is expected to be approximately $6.5 million.

References to “Calvin Klein Jeans” refer to jeans, accessories and “bridge” products.  References to "Core Intimates" refer to the Intimate Apparel Group's Warner's®,  Olga® and Body Nancy Ganz/Bodyslimmers® brand names and intimate apparel private labels. References to “Retail” within each operating Group refer to the Company’s owned full-price free-standing stores, owned outlet stores, concession / shop-in-shop stores and on-line stores. Results related to stores operated by third parties under retail licenses or distributor agreements are included in "Wholesale" within each operating Group. References to “sales mix” refer to the channels of distribution in which the Company’s products are sold. For example, an unfavorable sales mix in a current period relative to a prior period refers to an increase in the percentage of sales of products in low margin channels of distribution (such as the off-price channel) to total sales. References to “allowances” refer to discounts given to wholesale customers based upon the expected rate of retail sales and general economic and retail forecasts.

References to the effects of fluctuations in foreign currencies reflect the following factors:

(i)

the translation of operating results for the current year period for entities reporting in currencies other than the U.S. dollar into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period);

(ii)

a transaction effect related to entities which purchase inventory in currencies other than that entity’s reporting currency. The transaction effect  represents the effect of the following differences in the foreign currency exchange rates on cost of goods sold: (a)  the foreign currency exchange rate in effect at the time of purchase of inventory sold in the current period and (b) the foreign currency exchange rate in effect at the time of purchase of inventory sold in the comparable prior year period; and

(iii)

gains and losses recorded by the Company as a result of fluctuations in foreign currency exchange rates and gains and losses related to the Company’s foreign currency hedge programs (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Overview

Introduction

The Company designs, sources, markets, licenses and distributes sportswear, intimate apparel, and swimwear worldwide through highly recognized brand names. The Company's products are distributed domestically and internationally in over 100 countries, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty, off-price, mass merchandisers and other stores, and to retail customers, through the Company’s owned full-price free standing retail stores, outlet stores, concession/shop-in-shop stores and the internet.

The Company has adopted a credo, which includes its role as a leading global apparel and accessories company, creating value for its stakeholders by growing its powerful brands and by being consumer, brand and product focused. In order to implement the tenets of its credo, the Company has identified the following key strategic objectives, which it intends to focus on over the next five years:

•

Optimize and grow the international Calvin Klein businesses. The Company intends to continue the global expansion of its Calvin Klein Jeans and Calvin Klein Underwear businesses, particularly in Latin America, Asia and Northern and Eastern Europe. The key driver for this expansion is expected to be achieved via growth in the Company’s retail business through a combination of new store openings, improving sales in existing stores and the selective acquisition of stores operated by distributors of the Company’s products. The Company expects to concentrate its investment in new store openings in the faster growing regions of Asia, with a continued focus on the People’s Republic of China, and Latin America. In Europe, in addition to expansion in Northern and Eastern Europe, the focus will be on improving productivity in existing stores and encouraging development of stores operated by distributors.

During the Six Months Ended June 30, 2012, the Company increased the number of Calvin Klein retail stores in Europe, Asia and South America, net of store closures, by 44 retail stores (consisting of an addition of 37 concession /shop-in-shop stores and an increase of eight full price stores, partially offset by the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site in the U.S.). As of June 30, 2012, the Company operated (i) 1,803 Calvin Klein retail stores worldwide (consisting of 389 free-standing stores (including 271 full-price and 118 outlet stores), 1,413 concession /shop-in-shop stores and one Calvin Klein Underwear on-line store) and (ii) one Speedo® on-line store.

Retail net revenues from sales of Calvin Klein products increased 2.6% to $346.5 million for the Six Months Ended June 30, 2012 compared to $337.7 million for the Six Months Ended July 2, 2011, and represented 29.4% and 26.9% of the Company’s net revenues for those respective periods.

•

Gain market share in heritage businesses. The Company’s heritage businesses include Chaps®, Warner’s and Olga (both of which are included in Core Intimates) and Speedo® brands. During the past five years, the Company has focused on managing the existing product lines of the heritage businesses for profitability. The Company’s strategy over the next five years is to achieve growth of the heritage businesses through gains in market share, while maintaining operating margins. The Company believes it can achieve gains in market share through expansion of the number of product lines, improvements in style of products, and increases in the channels, and to the customer base, in which the heritage brands are sold.

•

Better alignment of organization with strategies. The Company believes that in order to achieve its strategic objectives it must build a more consumer-centric culture with strong customer relationships and an increased focus on product quality and style. To that end, the Company has recently made key organizational changes. Specifically, the Company created the positions of Chief Merchandising Officer and Chief Commercial Officer for its Calvin Klein Jeans businesses. In addition,  the Company is in the process of centralizing its design and merchandising functions and streamlining its planning and production operations.

Net Revenues

The Company’s net revenues decreased $27.5 million, or 4.6%, to $563.9 million for the Three Months Ended June 30, 2012 compared to $591.4 million for the Three Months Ended July 2, 2011 and decreased $74.1 million, or 5.9%, to $1.18 billion for the Six Months Ended June 30, 2012 compared to $1.25 billion for the Six Months Ended July 2, 2011. The decreases in net revenues for those respective periods include the unfavorable effect of foreign currency fluctuations, which resulted in decreases in net revenues of $27.2 million and $34.9 million, respectively. Thus, on a constant currency basis, net revenue for the Three Months Ended June 30, 2012 was effectively unchanged from net revenue for the Three Months Ended July 2, 2011 (see Non-GAAP Measures, below).

On a business segment basis, the decrease in net revenues for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 was due to:

•

a decrease of $21.3 million in the Company’s Sportswear Group (which primarily reflects continued weakness in the Company’s U.S. and European operations and the negative effect of fluctuations in foreign currency exchange rates in Europe, partially offset by increases in net revenues, primarily in Asia; and

•

a decrease of $14.3 million in the Intimate Apparel Group (which primarily reflects macroeconomic weakness in Europe, Mexico and Central and South America and Canada and the negative effect of fluctuations in foreign currency exchange rates in Europe, partially offset by strong sales of the newly launched Calvin Klein Bold brand of men’s underwear);

•

partially offset by an increase of $8.1 million in the Swimwear Group (which primarily reflects the Company’s strategy of focusing more on its  higher margin customers and less on its lower margin customers).

 On a business segment basis, the decrease in net revenues for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 was due to:

•

a decrease of $59.9 million in the Company’s Sportswear Group (which primarily reflects continued weakness in the Company’s U.S and European operations, the negative effects of fluctuations in foreign currency exchange rates in Europe and a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012 associated with sales in the off-price channel, partially offset by increases in net revenues in other regions, primarily in Asia;

•

a decrease of $12.5 million in the Intimate Apparel Group (which primarily reflects macroeconomic weakness in Europe, Mexico and Central and South America and Canada and the negative effect of fluctuations in foreign currency exchange rates in Europe, partially offset by strong sales of the newly launched Calvin Klein Bold brand of men’s underwear); and

•

a decrease of $1.7 million in the Swimwear Group (which primarily reflects the Company’s strategy of focusing more on its higher margin customers and less on its lower margin customers). While this strategy resulted in lower net revenues during the first quarter of Fiscal 2012, net revenues have increased during the Three Months Ended June 30, 2012 and are expected to continue to increase in the future.

On a channel basis, the decline in net revenues for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 includes decreases in:

•

the wholesale channel of $25.3 million, in the Sportswear Group and the Intimate Apparel Group, primarily in the U.S. and Europe, which reflects a decrease of $14.7 million due to the unfavorable effect of fluctuations in foreign currency exchange rates; and

•

the retail channel of $2.2 million, including (i) a decrease of $4.3 million  (3.0%) in comparable store sales, primarily as a result of decreases in Korea and Spain, which the Company believes are primarily due to poor macroeconomic conditions in Southern Europe and a general decline in the retail apparel industry in those regions, partially offset by an increase in comparable store sales in Hong Kong; (ii) a decrease of $12.5 million due to the unfavorable effect of fluctuations in foreign currency exchange rates, partially offset by (iii) an increase in retail net revenues of $14.6 million due to the net addition of 191,500 square feet of retail space from July 2, 2011 through June 30, 2012.  The increase in retail space includes space for both the Sportswear Group and the Intimate Apparel Group and includes the opening of additional Calvin Klein international retail stores and the acquisition of a controlling interest in the business of the Company’s distributor in India during the third quarter of Fiscal 2011. The total amount of the Company’s retail space was 1.1 million square feet worldwide as of June 30, 2012.

 On a channel basis, the decline in net revenues for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 includes:

•

a decrease in the wholesale channel of $82.8 million, primarily in the Sportswear Group and the Intimate Apparel Group in the U.S. and Europe which reflects a decrease of $19.4 million due to the unfavorable effect of fluctuations in foreign currency exchange rates; and

•

an increase of $8.7 million in the retail channel, which partially offset the decrease in wholesale net revenues. The increase in the retail channel includes: (i) an increase in retail net revenues of $29.6 million due to the net addition of 191,500 square feet of retail space in the period from July 2, 2011 through June 30, 2012.  The increase in retail space includes space for both the Sportswear Group and the Intimate Apparel Group and includes the opening of additional Calvin Klein international retail stores and the acquisition of a controlling interest in the business of the Company’s distributor in India during the third quarter of Fiscal 2011; (ii) a decrease of $5.5 million  (2.0%) in comparable store sales, primarily as a result of decreases in Korea and Spain, which the Company believes are primarily due to poor macroeconomic conditions in Southern Europe and a general decline in the retail apparel industry in those regions, partially offset by an increase in comparable store sales in Hong Kong ; and (iii) a decrease of $15.4 million due to the unfavorable effect of fluctuations in foreign currency exchange rates.

Operating Income

The Company’s operating income decreased $19.8 million, or 37.6%, to $32.8 million for the Three Months Ended June 30, 2012 compared to $52.6 million for the Three Months Ended July 2, 2011, reflecting declines in the Sportswear Group ($27.2 million) and in the Intimate Apparel Group ($8.5 million), partially offset by an increase in the Swimwear Group ($2.9 million) and expense reductions (primarily associated with reductions in employee compensation) in Corporate/other ($13.0 million). Operating income includes restructuring charges and other exit costs of $16.2 million for the Three Months Ended June 30, 2012 and $5.0 million for the Three Months Ended July 2, 2011 (see Liquidity and Capital Resources – Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).

The Company’s operating income decreased $37.3 million, or 30.5%, to $85.0 million for the Six Months Ended June 30, 2012 compared to $122.3 million for the Six Months Ended July 2, 2011, reflecting declines in the Sportswear Group ($52.2 million) and in the Intimate Apparel Group ($9.0 million), partially offset by an increase in the Swimwear Group ($3.7 million) and expense reductions (primarily associated with reductions in employee compensation) in Corporate/other ($20.2 million). Operating income includes restructuring charges and other exit costs of $22.8 million for the Six Months Ended June 30, 2012 and $11.4 million for the Six Months Ended July 2, 2011.

During the Six Months Ended June 30, 2012, although the decline in operating income was primarily related to a decrease in net revenues, certain of the Company’s businesses continued to experience an increase in product and freight costs, which adversely affected the operating margins of those businesses. The Company expects that product costs will stabilize or decline during the remainder of Fiscal 2012. During the Six Months Ended June 30, 2012, the Company was able to partially mitigate the cost increases described above in certain geographic markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods and by implementing other sourcing initiatives.

Earnings per Share

For the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011, income from continuing operations per diluted share decreased 77% to $0.23 per diluted share (from $1.01 per diluted share). The effect of fluctuations in foreign currencies on income from continuing operations per diluted share was negligible.  For the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, income from continuing operations per diluted share decreased 49% to $1.01 per diluted share (from $1.99 per diluted share), including an increase of $0.03 per diluted share due to the favorable effect of fluctuations in foreign currencies.

Balance Sheet

As of June 30, 2012, the Company’s balance sheet included cash and cash equivalents of $295.3 million and total debt of $252.8 million compared to $ 294.8 million and $223.3 million, respectively, as of July 2, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$32,800	$52,599	$85,019	$122,253
Restructuring charges and pension income (a)	16,157	4,645	22,693	10,822
Operating income, as adjusted (non-GAAP)	48,957	57,244	107,712	133,075

Income from continuing operations attributable to
Warnaco Group common shareholders, as reported (GAAP)	$9,625	$45,566	$42,507	$90,098
Restructuring charges and pension, net of income tax (a)	11,734	3,218	16,382	7,339
Lejaby loan receivable (b)	12,040	-	12,040	-
Taxation adjustment (c)	(3,204)	(11,788)	(3,346)	(10,137)
Income from continuing operations attributable to
Warnaco Group common shareholders, as adjusted (non-GAAP)	$30,195	$36,996	$67,583	$87,300

Diluted earnings per share from continuing operations attributable to
Warnaco Group common shareholders, as reported (GAAP)	$0.23	$1.01	$1.01	$1.99
Restructuring charges and pension , net of income tax (a)	0.28	0.07	0.39	0.16
Lejaby loan receivable (b)	0.29	-	0.29	-
Taxation adjustment (c)	(0.08)	(0.26)	(0.08)	(0.22)
Diluted earnings per share from continuing operations attributable to
Warnaco Group common shareholders, as adjusted (non-GAAP)	$0.72	$0.82	$1.61	$1.93

(a)

For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of restructuring charges and pension income. Restructuring charges (on a pre-tax basis) were $16.2 million and $22.8 million for the Three and Six Months Ended June 30, 2012, respectively, and $4.9 million and $11.4 million for the Three and Six Months Ended July 2, 2011, respectively. Pension income (on a pre-tax basis) was $0.1 million and $0.1 million for the Three and Six Months Ended June 30, 2012, respectively, and $0.3 million and $0.6 million for the Three and Six Months Ended July 2, 2012, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or recognized pension income.

(b)

For the Three and Six Months Ended June 30, 2012, this adjustment seeks to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effect of the adjustment to the loan receivable related to the Company’s discontinued Lejaby business. This adjustment was recorded in other income/expense within income from continuing operations on the Company’s Consolidated Condensed Financial Statements (see Note 18 of Notes to Consolidated Condensed Financial Statements). The reporting entity that recorded this adjustment has a 0% local statutory tax rate.

(c)

 For the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011, this adjustment reflects an additional amount required in order to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders at the Company’s forecasted normalized tax rates for Fiscal 2012 (32.5%) and Fiscal 2011 (33.2%), respectively. The Company’s forecasted normalized tax rates for both Fiscal 2012 and Fiscal 2011 exclude the effects of restructuring charges, pension income and certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items.  Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company's core business activities. In addition, this adjustment for Fiscal 2011 excludes the effect of a benefit of $10.9 million recorded during the Three and Six Months Ended July 2, 2011 associated with the recognition of net operating losses in a foreign jurisdiction resulting from the successful petition of that country’s taxing authority.

The Company believes it is valuable for users of its financial statements to be made aware of the non-GAAP financial information, as such measures are used by management to evaluate the operating performance of the Company's continuing businesses on a comparable basis and to make operating and strategic decisions.  Such non-GAAP measures will also enhance users’ ability to analyze trends in the Company’s business. In addition, the Company uses performance targets based on non-GAAP operating income and diluted earnings per share from continuing operations as a component of the measurement of incentive compensation.

Earnings per Share – As Adjusted

On an adjusted (non-GAAP) basis, for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011, income from continuing operations per diluted share decreased 12.2% to $0.72 per diluted share (from $0.82 per diluted share). For the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, income from continuing operations per diluted share decreased 16.6% to $1.61 per diluted share (from $1.93 per diluted share).

Net Revenues on a Constant Currency Basis

The Company is a global company that reports financial information in U.S. dollars in accordance with GAAP.  Foreign currency exchange rate fluctuations affect the amounts reported by the Company when the Company translates its foreign revenues into U.S. dollars.  Such rate fluctuations can have a significant effect on reported net revenues.  As a supplement to its reported net revenues,  the Company presents net revenues on a constant currency basis, which is a non-GAAP financial measure.  The Company uses constant currency information to provide a framework to assess net revenue performance excluding the effects of changes in foreign currency exchange rates.  Management believes this information is useful to investors to facilitate comparisons of net revenues and better identify trends in the Company’s businesses.

To calculate the increase in net revenues on a constant currency basis, net revenues for the current year period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

These constant currency net revenues should be viewed in addition to, and not in isolation from, or as a substitute for,  the Company’s net revenues calculated in accordance with GAAP.  The constant currency information presented in the following table for net revenues may not be comparable to similarly titled measures reported by other companies.

	NET REVENUES ON A CONSTANT CURRENCY BASIS
	(in thousands of dollars)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Impact of			Impact of
	GAAP	Foreign	Non-GAAP	GAAP	Foreign	Non-GAAP
	As	Currency	Constant	As	Currency	Constant
	Reported	Exchange	Currency	Reported	Exchange	Currency
By Segment:
Sportswear Group	$265,028	$(17,712)	$282,740	$565,831	$(22,321)	$588,152
Intimate Apparel Group	212,126	(8,223)	220,349	435,003	(10,579)	445,582
Swimwear Group	86,757	(1,277)	88,034	178,618	(1,951)	180,569
Net revenues	$563,911	$(27,212)	$591,123	$1,179,452	$(34,851)	$1,214,303

By Region:
United States	$247,827	$-	$247,827	$496,236	$-	$496,236
Europe	107,728	(11,254)	118,982	254,040	(15,680)	269,720
Asia	116,432	(2,964)	119,396	254,195	(1,885)	256,080
Mexico and Central
Central and South America	61,978	(11,531)	73,509	115,081	(15,294)	130,375
Canada	29,946	(1,463)	31,409	59,900	(1,992)	61,892
Total	$563,911	$(27,212)	$591,123	$1,179,452	$(34,851)	$1,214,303

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Six Months Ended June 30, 2012, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2011.

Recent Accounting Pronouncements

There are no accounting pronouncements that were issued through June 30, 2012 that were not yet adopted that are expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows in future periods.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011.  The results of the Company's discontinued operations are included in "Income (Loss) from discontinued operations, net of taxes" for all periods presented.

	Three Months		Three Months		Six Months		Six Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012	Revenues	2011	Revenues	2012	Revenues	2011	Revenues

	(in thousands of dollars)
Net revenues	$563,911	100.0%	$591,387	100.0%	$1,179,452	100.0%	$1,253,548	100.0%
Cost of goods sold	324,972	57.6%	333,117	56.3%	673,028	57.1%	700,140	55.9%
Gross profit	238,939	42.4%	258,270	43.7%	506,424	42.9%	553,408	44.1%
Selling, general and administrative expenses	199,344	35.4%	202,854	34.3%	411,965	34.9%	425,491	33.9%
Amortization of intangible assets	6,850	1.2%	3,126	0.5%	9,549	0.8%	6,285	0.5%
Pension income	(55)	0.0%	(309)	-0.1%	(109)	0.0%	(621)	0.0%
Operating income	32,800	5.8%	52,599	8.9%	85,019	7.2%	122,253	9.8%
Other loss (income)	12,894		(215)		12,625		(859)
Interest expense	4,645		3,460		9,094		6,156
Interest income	(1,001)		(810)		(1,874)		(1,556)
Income from continuing operations before provision
for income taxes and redeemable non-controlling interest	16,262		50,164		65,174		118,512
Provision for income taxes	6,822		4,598		22,813		28,414
Income from continuing operations before
redeemable non-controlling interest	9,440		45,566		42,361		90,098
Income (loss) from discontinued operations, net of taxes	(9)		(63)		3,025		(564)
Net income	9,431		45,503		45,386		89,534
Less: (loss) attributable to redeemable non-controlling interest	(185)		-		(146)		-
Net income attributable to Warnaco Group	$9,616		$45,503		$45,532		$89,534

Net Revenues

Net revenues by segment were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	June 30,	July 2,	Increase	%	June 30,	July 2,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change

	(in thousands of dollars)
Sportswear Group	$265,028	$286,289	$(21,261)	-7.4%	$565,831	$625,760	$(59,929)	-9.6%
Intimate Apparel Group	212,126	226,443	(14,317)	-6.3%	435,003	447,437	(12,434)	-2.8%
Swimwear Group	86,757	78,655	8,102	10.3%	178,618	180,351	(1,733)	-1.0%

Net revenues	$563,911	$591,387	$(27,476)	-4.6%	$1,179,452	$1,253,548	$(74,096)	-5.9%

Net revenues by channel of distribution were as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
United States - wholesale
Department stores
and independent retailers	6%	8%	7%	8%
Specialty stores	10%	7%	9%	7%
Chain stores	9%	8%	8%	8%
Mass merchandisers	3%	3%	2%	2%
Membership clubs	3%	6%	5%	7%
Off price and other	12%	10%	10%	10%
Total United States - wholesale	43%	42%	41%	42%
International - wholesale	26%	29%	29%	31%
Retail (a)	31%	29%	30%	27%
Net revenues - consolidated	100%	100%	100%	100%

(a)

For the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, 98.0% and 98.0%, respectively, and for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011,  98.2% and 98.1%, respectively, of retail net revenues were derived from the Company’s international operations.

	Net Revenues				Net Revenues
	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Increase	%	Ended	Ended	Increase	%
	June 30, 2012	July 2, 2011	(Decrease)	Change	June 30, 2012	July 2, 2011	(Decrease)	Change

	(in thousands of dollars)				(in thousands of dollars)
Wholesale	$391,973	$417,251	$(25,278)	-6.1%	$828,491	$911,335	$(82,844)	-9.1%
Retail	171,938	174,136	(2,198)	-1.3%	350,961	342,213	8,748	2.6%
Total	$563,911	$591,387	$(27,476)	-4.6%	$1,179,452	$1,253,548	$(74,096)	-5.9%

Net revenues by geography were as follows:

	Net Revenues					Net Revenues
	Three	Three				Six	Six
	Months	Months			Constant $	Months	Months			Constant $
	Ended	Ended	Increase	%	%	Ended	Ended	Increase	%	%
	June 30, 2012	July 2, 2011	(Decrease)	Change	Change (a)	June 30, 2012	July 2, 2011	(Decrease)	Change	Change (a)

	(in thousands of dollars)					(in thousands of dollars)

United States	$247,827	$250,645	$(2,818)	-1.1%	-1.1%	$496,236	$535,788	$(39,552)	-7.4%	-7.4%
Europe	107,728	128,093	(20,365)	-15.9%	-7.1%	254,040	296,562	(42,522)	-14.3%	-9.1%
Asia	116,432	113,785	2,647	2.3%	4.9%	254,195	240,561	13,634	5.7%	6.5%
Mexico and Central
and South America	61,978	62,132	(154)	-0.2%	18.3%	115,081	113,850	1,231	1.1%	14.5%
Canada	29,946	36,732	(6,786)	-18.5%	-14.5%	59,900	66,787	(6,887)	-10.3%	-7.3%
	$563,911	$591,387	$(27,476)	-4.6%	0.0%	$1,179,452	$1,253,548	$(74,096)	-5.9%	-3.1%

(a)	Constant dollar percentage change is a non-GAAP measure. See Non-GAAP Measures, above.

The number of retail stores operated by the Company as of June 30, 2012, December 31, 2011 and July 2, 2011 was as follows:

	June 30, 2012				December 31, 2011				July 2, 2011
Segments / Brands	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total

Sportswear - Calvin Klein Jeans
Number of Owned Full Price Stores	90	55	24	169	80	55	23	158	50	45	17	112
Number of Owned Outlet Stores	12	45	3	60	11	44	2	57	10	43	1	54
Number of Concession /
Shop-in-shop Stores	277	159	77	513	280	123	62	465	249	84	-	333
Total Number of Stores	379	259	104	742	371	222	87	680	309	172	18	499

Intimate Apparel - Calvin Klein Underwear
Number of Owned Full Price Stores	55	24	23	102	50	25	30	105	39	18	32	89
Number of Owned Outlet Stores	9	43	6	58	8	42	11	61	6	41	18	65
Number of Concession /
Shop-in-shop Stores	251	456	-	707	259	459	-	718	210	441	-	651
Total Number of Stores	315	523	29	867	317	526	41	884	255	500	50	805

Swimwear - Calvin Klein Swimwear
Number of Owned Full Price Stores	-	-	-	-	-	-	-	-	-	-	-	-
Number of Owned Outlet Stores	-	-	-	-	-	-	-	-	-	-	-	-
Number of Concession /
Shop-in-shop Stores	-	193	-	193	-	193	-	193	-	191	-	191
Total Number of Stores	-	193	-	193	-	193	-	193	-	191	-	191

Total Company*
Number of Owned Full Price Stores	145	79	47	271	130	80	53	263	89	63	49	201
Number of Owned Outlet Stores	21	88	9	118	19	86	13	118	16	84	19	119
Number of Concession /
Shop-in-shop Stores	528	808	77	1,413	539	775	62	1,376	459	716	-	1,175
Total Number of Stores	694	975	133	1,802	688	941	128	1,757	564	863	68	1,495

Total Square Footage (thousands)	496.8	523.0	96.3	1116.1	449.2	516.4	121.4	1087.0	328.8	474.1	123.1	926.0

* In addition to the stores above, the Company operated one Calvin Klein Jeans on-line store, one Calvin Klein Underwear on-line store and one
Speedo on-line store as of December 31, 2011 and July 2, 2011 and one Calvin Klein Underwear on-line store and one Speedo on-line store as of June 30, 2012.

The effect of fluctuations in foreign currency exchange rates on net revenues was a decrease of $27.2 million for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 and a decrease of $34.9 million for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011.  See Overview, above.

During the Three and Six Months Ended June 30, 2012, the Company’s top five customers accounted for $122.9 million (21.8% of Company net revenue) and $247.8 million (21.0% of Company net revenue), respectively, as compared to $124.4 million (21.0% of Company net revenue) and $256.4 million (20.5% of Company net revenue), respectively, for the Three and Six Months Ended July 2, 2011. During the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended July 2, 2011, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	June 30,	July 2,	Increase	%	June 30,	July 2,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change

	(in thousands of dollars)
Calvin Klein Jeans	$112,752	$142,448	$(29,696)	-20.8%	$254,724	$326,594	$(71,870)	-22.0%
Chaps	49,370	45,343	4,027	8.9%	98,084	100,222	(2,138)	-2.1%
Sportswear wholesale	162,122	187,791	(25,669)	-13.7%	352,808	426,816	(74,008)	-17.3%
Calvin Klein Jeans retail	102,906	98,498	4,408	4.5%	213,023	198,944	14,079	7.1%
Sportswear Group (a)	$265,028	$286,289	$(21,261)	-7.4%	$565,831	$625,760	$(59,929)	-9.6%

________________________________

(a)

Includes net revenues of $25.9 million and $29.2 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $67.3 million and $71.2 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America.  Those amounts include net revenues of Calvin Klein “bridge” accessories of $8.4 million and $10.8 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $27.7 million and $34.4 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively. See Part II, Item 5 Other Information for a discussion of the Company’s and CKI’s (as defined below) agreement whereby the Company will transition its “bridge” business back to CKI.

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Sportswear Group net revenues decreased $21.3 million to $265.0 million for the Three Months Ended June 30, 2012 from $286.3 million for the Three Months Ended July 2, 2011.  Sportswear Group net revenues from international operations decreased $7.9 million and from domestic operations decreased $13.4 million. The decrease in international net revenues includes a $17.7 million decrease due to the unfavorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans decreased $25.3 million overall. The Company believes that its actions in creating Chief Commercial Officer and Chief Merchandising Officer positions and transitioning its sourcing and design function to New York should address the weakness in its Calvin Klein Jeans business. Wholesale net revenues of Calvin Klein Jeans decreased $29.7 million (including a decrease of $11.8 million from international operations and a $17.9 million decline in the U.S.). The decrease in international wholesale net revenues was primarily driven by decreases of $9.1 million in Europe and $3.0 million in Asia, partially offset by an increase of $1.0 million in Mexico and Central and South America and was primarily due (in constant currency) to the following:

(i)

a decrease in Europe primarily due to a more promotional environment combined with decreased sales of Calvin Klein Jeans apparel and accessories to department, specialty and independent stores and distributors and to the off-price channel, which the Company believes reflects deteriorating macroeconomic conditions, particularly in southern Europe. There was also a shift in timing of shipments (certain shipments are expected to occur in the third quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011); and

(ii)

a decrease in Asia primarily due to decreased sales in Korea, mainly related to the conversion of wholesalers to retailers and deteriorating macroeconomic conditions, and in other regions of Asia. Those decreases were partially offset by an increase in sales to the People’s Republic of China, primarily related to the expansion of the distribution network in that country;

partially offset by

(iii)	an increase in sales in Mexico and Central and South America primarily to department stores, specialty stores and the off-price channel, partially offset by a decrease in sales to membership clubs.

The decrease in the U.S. was primarily due to a more promotional environment combined with decreased sales (as a result of both reduced volumes and reduced selling prices) to department stores and membership clubs, which primarily reflects continuing weakness in the Company’s men’s and women’s businesses.

Net revenues from Calvin Klein Jeans retail sales increased $4.4 million (including increases of $5.1 million in Asia and $1.3 million in Mexico and Central and South America, partially offset by a decrease of $1.8 million in Canada).  The increase in retail net revenues was primarily due (in constant currency) to (i) the addition of new stores opened and acquired by the Company during the second half of Fiscal 2011 and the first half of Fiscal 2012; (ii) the conversion of wholesalers to retailers in Korea; and (iii) the effect of an overall 0.2% increase in comparable store sales ($79.5 million for the Three Months Ended June 30, 2012 and $79.3 million for the Three Months Ended July 2, 2011), predominantly reflecting increases in Europe and Mexico and Central and South America, but also partially offset by decreases in Asia and Canada. The increase in retail net revenues due to (i) through (iii) above were partially offset by the closure of outlet stores in Canada during Fiscal 2011.

Net revenues from Chaps increased $4.0 million, primarily reflecting an increase of $4.5 million in the U.S., partially offset by a decrease of $1.1 million in Mexico and Central and South America. The increase in the U.S. was mainly due to increased sales volume to department stores and the chain store channel primarily due to new product offerings and a shift in timing of shipments (certain shipments occurred in the second quarter of Fiscal 2012 whereas comparable shipments occurred in the third quarter of Fiscal 2011), partially offset by an increase in customer allowances. The increase in the U.S. was partially offset by a decrease in net revenues in Mexico and Central and South America due primarily to decreased sales to department stores, membership clubs and specialty stores.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Sportswear Group net revenues decreased $59.9 million to $565.9 million for the Six Months Ended June 30, 2012 from $625.8 million for the Six Months Ended July 2, 2011.  Sportswear Group net revenues from international operations decreased $11.1 million and from domestic operations decreased $48.8 million. The decrease in international net revenues includes a $22.3 million decrease due to the unfavorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans decreased $57.8 million overall. The Company believes that its actions in creating Chief Commercial Officer and Chief Merchandising Officer positions and transitioning its sourcing and design function to New York should address the weakness in its Calvin Klein Jeans business.  Wholesale sales of Calvin Klein Jeans decreased $71.9 million (including a decrease of $27.5 million from international operations and a decrease of $44.4 million in the U.S.). The decrease in international wholesale net revenues was primarily driven by decreases of $24.0 million in Europe and $2.1 million in Asia and was primarily due (in constant currency) to the following:

(i)

a decrease in Europe primarily due to a more promotional environment combined with decreased sales of Calvin Klein Jeans apparel and accessories to department, specialty and independent stores and distributors and to the off-price channel, which the Company believes reflects deteriorating macroeconomic conditions, particularly in southern Europe. There was also a shift in timing of shipments (certain shipments are expected to occur in the third quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011); and

(ii)

a decrease in Asia primarily due to decreased sales in Korea, (due mainly to the conversion of wholesalers to retailers, deteriorating macroeconomic conditions and warmer weather during the first quarter of Fiscal 2012), and in other regions of Asia. Those decreases were partially offset by an increase in sales to the People’s Republic of China, primarily related to the expansion of the distribution network in that country.

The decrease in the U.S. was primarily due to a more promotional environment combined with decreased sales (as a result of both reduced volumes and reduced selling prices) to department stores, membership clubs and the off-price channel, which primarily reflects continuing weakness in the Company’s men’s and women’s businesses. In addition, declines in the off-price channel also reflect (i) a shift in timing of shipments (certain shipments occurred in the fourth quarter of Fiscal 2011 rather than the first quarter of Fiscal 2012 whereas comparable shipments occurred in the first quarter of Fiscal 2011) and (ii) a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012 associated with sales in the off-price channel.

Net revenues from Calvin Klein Jeans retail sales increased $14.1 million (including increases of $10.4 million in Asia, $2.4 million in Europe and $4.0 million in Mexico and Central and South America, partially offset by a decrease of $2.7 million in Canada).  The increase in retail net revenues was primarily due (in constant currency) to (i) the addition of new stores opened and acquired by the Company during the second half of Fiscal 2011 and the first half of Fiscal 2012 and (ii) the effect of an overall 0.1% increase in comparable store sales ($162.2 million for the Six Months Ended June 30, 2012 and $162.1 million for the Six Months Ended July 2, 2011), predominantly reflecting increases in Europe and Mexico and Central and South America, but also partially offset by decreases in Asia and Canada. The increase in retail net revenues due to (i) and (ii) above were partially offset by the closure of outlet stores in Canada during Fiscal 2011.

Net revenues from Chaps decreased $2.1 million, primarily reflecting a decrease of $4.2 million in the U.S., partially offset by an increase of $2.7 million in Canada. The decrease in the U.S. was mainly due to an increase in customer allowances, which more than offset the increase in sales volume to department stores and the chain store channel. Such increases in sales volume were primarily due to new product offerings and a shift in timing of shipments (certain shipments occurred in the second quarter of Fiscal 2012 whereas comparable shipments occurred in the third quarter of Fiscal 2011) and were partially offset by decreased sales volume to the off-price channel in the U.S. The decrease in the U.S. was partially offset by an increase in sales volume in Canada to department stores and the off-price channel as well as a shift in timing of shipments (certain shipments occurred in the first quarter of Fiscal 2012 whereas comparable shipments occurred in the fourth quarter of Fiscal 2011).

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	June 30,	July 2,	Increase	%	June 30,	July 2,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change

	(in thousands of dollars)

Calvin Klein Underwear	$98,449	$105,362	$(6,913)	-6.6%	$213,325	$215,819	$(2,494)	-1.2%
Core Intimates	49,614	52,492	(2,878)	-5.5%	91,230	97,712	(6,482)	-6.6%
Intimate Apparel wholesale	148,063	157,854	(9,791)	-6.2%	304,555	313,531	(8,976)	-2.9%
Calvin Klein Underwear retail	64,063	68,589	(4,526)	-6.6%	130,448	133,906	(3,458)	-2.6%
Intimate Apparel Group	$212,126	$226,443	$(14,317)	-6.3%	$435,003	$447,437	$(12,434)	-2.8%

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Intimate Apparel Group net revenues decreased $14.3 million to $212.1 million for the Three Months Ended June 30, 2012 from $226.4 million for the Three Months Ended July 2, 2011.  Intimate Apparel Group net revenues from domestic operations were substantially unchanged and from international operations decreased $14.3 million. The decrease in international net revenues includes a $8.2 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear decreased $11.4 million overall. Calvin Klein Underwear wholesale sales decreased $6.9 million, reflecting a decrease of $8.3 million from international operations, partially offset by an increase of $1.4 million in the U.S.

The decrease in international wholesale net revenue was primarily driven by decreases of $5.7 million in Europe, $1.3 million in Canada and $1.9 million in Mexico and Central and South America and was primarily due (in constant currency) to the following:

(i)

in Europe, primarily due to (i) decreased sales to customers in department stores, which the Company believes is mainly due to the poor macroeconomic conditions, particularly in southern Europe, and to the off-price channel due to a decline in excess and obsolete merchandise;

(ii)	in Mexico and Central and South America, primarily due to decreased sales to membership clubs; and

(iii)

in Canada, primarily related to timing of shipments to membership clubs (certain shipments are expected to occur in the fourth quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011), partially offset by increased sales to department and independent stores.

The increase in the U.S. was primarily due to increased sales of men’s products to outlet stores, which is primarily attributable to continued strong sales of the Calvin Klein Bold men’s product line, which was launched in March 2012. There was also an increase in sales to the off-price channel. Those increases in sales were partially offset by a decrease in sales to membership clubs of both men’s and women’s products, primarily due to timing of shipments (certain shipments occurred in the first quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011). There was also a decrease in customer allowances.

Net revenues from Calvin Klein Underwear retail sales decreased $4.5 million (primarily related to a decrease of $3.1 million in Europe and $1.7 million in Canada). The decrease in net revenues was primarily due (in constant currency) to store closings in Asia (Korea) and Canada during the second half of Fiscal 2011 and the first half of Fiscal 2012 and by an overall decline of 4.4% in comparable store sales ($54.5 million for the Three Months Ended June 30, 2012 and $57.0 million for the Three Months Ended July 2, 2011). The Company believes the decline in comparable store sales primarily reflects deteriorating macroeconomic conditions in southern Europe and Asia and a general decline in the retail apparel industry in those regions. Those decreases were partially offset by increases due primarily to the effect of new stores opened and acquired by the Company during the second half of Fiscal 2011 and the first half of Fiscal 2012.

Net revenues from Core Intimates decreased $2.9 million, primarily reflecting a decrease of $1.4 million in sales volume in the U.S. in the department store, chain store, mass merchandise and off- price channels, partially offset by an increase in sales to membership clubs. Those changes primarily reflect the timing and number of new products as well as a decrease in a mid-tier department store as it transitions to a new pricing and merchandising strategy. The decrease in Canada of $1.5 million was primarily due to increased customer allowances.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Intimate Apparel Group net revenues decreased $12.4 million to $435.0 million for the Six Months Ended June 30, 2012 from $447.4 million for the Six Months Ended July 2, 2011.  Intimate Apparel Group net revenues from domestic operations increased $7.1 million and from international operations decreased $19.5 million. The decrease in international net revenues includes a $10.6 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear decreased $6.0 million overall. Calvin Klein Underwear wholesale sales decreased $2.5 million, reflecting a decrease of $14.8 million from international operations, partially offset by an increase of $12.3 million in the U.S.

The decrease in international wholesale net revenue was primarily driven by decreases of $11.5 million in Europe, $1.7 million in Canada and $4.3 million in Mexico and Central and South America, partially offset by an increase of $2.7 million in Asia and was primarily due (in constant currency) to the following:

(i)

in Europe, primarily due to (i) decreased sales to customers in department, specialty and independent stores and to the off-price channel, which the Company believes is mainly due to deteriorating macroeconomic conditions, particularly in southern Europe and (ii) no comparable launch of new products in 2012 compared to the corresponding period in 2011 when the ck one brand was launched;

(ii)	in Mexico and Central and South America, primarily due to a decrease in sales to membership clubs, department stores and specialty stores; and

(iii)

in Canada, primarily related to timing of shipments to department stores and  membership clubs (certain shipments are expected to occur in the fourth quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011), partially offset by increased sales to independent stores.

partially offset by an increase

(iv)	in Asia primarily due to the expansion of the distribution network in the People’s Republic of China.

The increase in the U.S. was primarily due to increased sales of men’s products to membership clubs and specialty stores, which was primarily attributable to continued strong sales of the Calvin Klein Bold men’s product line, which was launched in March 2012. There was also an increase of sales to the off-price channel. Sales of women’s products also increased, particularly to membership clubs and outlet stores, with a decline in sales to department stores.

Net revenues from Calvin Klein Underwear retail sales decreased $3.5 million (primarily related to a decrease of $4.5 million in Europe and $2.1 million in Canada, partially offset by an increase of $2.6 million in Asia). The decrease in net revenues was primarily due (in constant currency) to store closings in Asia (Korea) and Canada during the second half of Fiscal 2011 and the first half of Fiscal 2012 and by an overall decline of 3.4% in comparable store sales ($108.3 million for the Six Months Ended June 30, 2012 and $112.2 million for the Six Months Ended July 2, 2011). The Company believes the decline in comparable store sales  primarily reflects deteriorating macroeconomic conditions in southern Europe and Asia and a general decline in the retail apparel industry in those regions. Those decreases were partially offset by increases in sales mainly due to the effect of new stores opened and acquired by the Company during the second half of Fiscal 2011 and the first half of Fiscal 2012.

Net revenues from Core Intimates decreased $6.4 million, primarily reflecting a decrease of $5.2 million in sales volume in the U.S. in the department store, chain store, mass merchandise and off- price channels, partially offset by an increase in sales to membership clubs. Those changes primarily reflect the timing and number of new products as well as a decrease in a mid-tier department store as it transitions to a new pricing and merchandising strategy. The decrease in Canada of $1.9 million was mainly due to a decline in sales to the mass merchandise channel.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	June 30,	July 2,	Increase	%	June 30,	July 2,	Increase	%
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change

	(in thousands of dollars)
Speedo	$74,306	$64,325	$9,981	15.5%	$153,347	$147,845	$5,502	3.7%
Calvin Klein	7,482	7,281	201	2.8%	17,781	23,143	(5,362)	-23.2%
Swimwear wholesale	81,788	71,606	10,182	14.2%	171,128	170,988	140	0.1%
Swimwear retail (a)	4,969	7,049	(2,080)	-29.5%	7,490	9,363	(1,873)	-20.0%
Swimwear Group	$86,757	$78,655	$8,102	10.3%	$178,618	$180,351	$(1,733)	-1.0%

(a)

Includes $2.5 million and $4.8 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $3.0 million and $5.1 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively, related to Calvin Klein retail swimwear.

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Swimwear Group net revenues increased $8.1 million to $86.8 million for the Three Months Ended June 30, 2012 from $78.7 million for the Three Months Ended July 2, 2011.  Swimwear Group net revenues from domestic operations increased $10.7 million and from international operations decreased $2.6 million. The decrease in international net revenues includes a $1.3 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Speedo wholesale increased $10.0 million, primarily due to an increase of $10.8 million in the U.S. During the Three Months Ended June 30, 2012, the U.S. business continued its strategy of increasing sales volume to team dealers, specialty stores and sporting goods stores, which yield higher gross margins, and decreasing sales volume to membership clubs, discounters and the off-price channel, which carry lower gross margins. The transition to this new strategy, which began during the first quarter of Fiscal 2012, resulted in an increase in overall net revenues of Speedo wholesale during the Three Months Ended June 30, 2012. In addition, net revenues of Speedo products are expected to increase throughout the remainder of Fiscal 2012 due to market demand in connection with the 2012 Olympic Games and the launch of new products.

The $2.1 million decrease in net revenues from Swimwear retail included a 41.8% decrease in comparable store sales ($2.6 million for the Three Months Ended June 30, 2012 and $4.5 million for the Three Months Ended July 2, 2011).  The decrease in net revenues was due primarily to decreases in Europe and was driven by the poor macroeconomic conditions in southern Europe.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Swimwear Group net revenues decreased $1.8 million to $178.6 million for the Six Months Ended June 30, 2012 from $180.4 million for the Six Months Ended July 2, 2011.  Swimwear Group net revenues from international operations decreased $4.0 million and from domestic operations increased $2.2 million. The decrease in international net revenues includes a $1.9 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Speedo wholesale increased $5.5 million, including an increase of $5.2 million in the U.S. and an increase of $1.1 million in Mexico and Central and South America, partially offset by a decrease in Canada of $0.8 million. During the Six Months Ended June 30, 2012, the U.S. business adopted a strategy of increasing sales volume to team dealers, specialty stores and sporting goods stores, which yield higher gross margins, and decreasing sales volume to membership clubs, discounters and the off-price channel, which carry lower gross margins. The transition to this new strategy resulted in an increase in overall net revenues of Speedo wholesale during the Six Months Ended June 30, 2012. In addition, net revenues of Speedo products are expected to increase throughout the remainder of Fiscal 2012 due to market demand in connection with the 2012 Olympic Games and the launch of new products. The increase in Mexico and Central and South America was primarily due to increased sales to specialty stores and membership clubs.

Net revenues from Calvin Klein swimwear wholesale decreased $5.4 million, primarily due to decreases of $3.3 million in the U.S. and $2.7 million in Europe. The decline in the U.S. reflects a decrease in sales to department stores and membership clubs. In addition, poor macroeconomic conditions in southern Europe and the U.S. contributed to the decline in net revenues.

The $1.9 million decrease in net revenues from Swimwear retail included a 38.0% decrease in comparable store sales ($3.0 million for the Six Months Ended June 30, 2012 and $4.8 million for the Six Months Ended July 2, 2011).  The decrease in net revenues was due mainly to decreases in Europe and was driven by the poor macroeconomic conditions in southern Europe.

Gross Profit

Gross profit was as follows:

	Three		Three		Six		Six
	Months	% of	Months	% of	Months	% of	Months	% of
	Ended	Brand	Ended	Brand	Ended	Brand	Ended	Brand
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012	Revenues	2011	Revenues	2012	Revenues	2011	Revenues

	(in thousands of dollars)
Sportswear Group	$104,982	39.6%	$119,562	41.8%	$231,795	$41.0%	$270,962	43.3%
Intimate Apparel Group	100,016	47.1%	108,362	47.9%	206,295	47.4%	216,151	48.3%
Swimwear Group	34,287	39.5%	30,346	38.6%	68,680	38.5%	66,295	36.8%
Unallocated Corporate
/ other expenses (a)	(346)	nm	-	nm	(346)	nm	-	nm
Total gross profit	$238,939	42.4%	258,270	43.7%	506,424	42.9%	553,408	44.1%

(a)

See Note 6 of Notes to Consolidated Condensed Financial Statements – Business Segments and Geographic Information for a discussion of the Company’s decision to consolidate the Company’s sourcing/design/merchandising functions related to Calvin Klein Jeans.

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Gross profit was $238.9 million, or 42.4% of net revenues, for the Three Months Ended June 30, 2012 compared to $258.3 million, or 43.7% of net revenues, for the Three Months Ended July 2, 2011. Declines in gross margin primarily reflect an increase in customer allowances coupled with an increase in product and freight costs and an unfavorable sales mix. The Company was able to partially mitigate the cost increases in certain markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods. Gross profit for the Three Months Ended June 30, 2012 includes a decrease of $12.8 million due to the unfavorable effects of foreign currency fluctuations.

Sportswear Group gross profit decreased $14.6 million, and gross margin decreased 220 basis points, for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011, reflecting an $8.3 million decrease in the domestic business and a $6.3 million decrease in international operations. The decrease in the domestic business gross margin primarily reflects a reduction in Calvin Klein Jeans sales volume, which offset the increase in Chaps sales volume, an increase in product costs and an unfavorable product mix. The decrease in international operations gross margin primarily reflects a net reduction in net revenues coupled with an unfavorable wholesale sales mix, increased customer allowances and an increase in product costs.

Intimate Apparel Group gross profit decreased $8.3 million and gross margin decreased 80 basis points for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011, reflecting a $6.8 million decrease in international operations and a $1.5 million decrease in the domestic business. Gross margin declined in all geographies, primarily reflecting (i) an unfavorable sales mix in the businesses in all geographies; (ii) unfavorable product mix in the U.S.; (iii) an increase in product costs and (iv) an increase in customer allowances and discounts in the Company’s businesses in Asia.

Swimwear Group gross profit increased $3.9 million and gross margin increased 90 basis points for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011, reflecting a $6.1 million increase in the domestic business and a $2.2 million decrease in international operations. The 90 basis point increase in gross margin primarily relates to the domestic business and reflects increased pricing and sales volume, a favorable sales mix and a favorable product mix, as a result the Company’s strategy, as described above.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Gross profit was $506.4 million, or 42.9% of net revenues, for the Six Months Ended June 30, 2012 compared to $553.4 million, or 44.1% of net revenues, for the Six Months Ended July 2, 2011. Declines in gross margin primarily reflect an increase in customer allowances coupled with an increase in product and freight costs and an unfavorable sales mix. The Company was able to partially mitigate the cost increases in certain markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods. Gross profit for the Six Months Ended June 30, 2012 includes a decrease of $14.5 million due to the unfavorable effects of foreign currency fluctuations.

Sportswear Group gross profit decreased $39.1 million, and gross margin decreased 230 basis points, for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, reflecting a $25.5 million decrease in the domestic business and a $13.6 million decrease in international operations. The decrease in the domestic business gross margin primarily reflects a reduction in both Calvin Klein Jeans and Chaps sales volume and an increase in product costs. The decrease in international operations gross margin primarily reflects a net reduction in net revenues coupled with an unfavorable wholesale sales mix, an increase in product costs and an increase in customer allowances and discounts in the Company’s businesses in Asia.

Intimate Apparel Group gross profit decreased $9.9 million and gross margin decreased 90 basis points for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, reflecting a $10.2 million decrease in international operations and a $0.3 million increase in the domestic business. Gross margin declined in all geographies, primarily reflecting (i) an unfavorable sales mix in the businesses in all geographies; (ii) an increase in product costs; (iii) an unfavorable product mix in the U.S.; and (iv) an increase in customer allowances and discounts in the Company’s businesses in Asia, and in Mexico and Central and South America.

Swimwear Group gross profit increased $2.4 million and gross margin increased 170 basis points for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, reflecting a $5.2 million increase in the domestic business and a $2.8 million decrease in international operations. The 170 basis point increase in gross margin primarily relates to the domestic business and reflects increased pricing and sales volume, a favorable sales mix and a favorable product mix, as a result the Company’s strategy, as described above.

Selling, General and Administrative Expenses

	Three		Three		Six		Six
	Months	% of	Months	% of	Months	% of	Months	% of
	Ended	Brand	Ended	Brand	Ended	Brand	Ended	Brand
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012	Revenues	2011	Revenues	2012	Revenues	2011	Revenues

	(in thousands of dollars)
Sportswear Group	$109,719	41.4%	$100,801	35.2%	$220,581	39.0%	$210,719	33.7%
Intimate Apparel Group	73,650	34.7%	73,510	32.5%	149,570	34.4%	150,427	33.6%
Swimwear Group	20,637	23.8%	19,641	25.0%	40,192	22.5%	41,523	23.0%
Corporate	(4,662)	na	8,902	na	1,622	na	22,822	na
Total SG&A	$199,344	35.4%	$202,854	34.3%	$411,965	34.9%	$425,491	33.9%

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Selling, General and Administrative (“SG&A”) expenses decreased $3.6 million to $199.3 million (35.4% of net revenues) for the Three Months Ended June 30, 2012 compared to $202.9 million (34.3% of net revenues) for the Three Months Ended July 2, 2011. SG&A for the Three Months Ended June 30, 2012 includes a decrease of $11.9 million due to the unfavorable effects of foreign currency fluctuations.

The $8.9 million increase in Sportswear Group SG&A for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 includes:

(i)

an increase of $2.4 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, and in Mexico and Central and South America;

(ii)	a decrease of $1.0 million in marketing expenses, primarily related to a contractual decrease in advertising costs due to decreased sales; and
(iii)

an increase in administrative expenses of $7.5 million, primarily related to increases in restructuring charges  ($6.8 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), foreign exchange losses ($1.6 million) and other general administrative expenses ($0.5 million), offset by decreases in employee compensation ($1.4 million).

Intimate Apparel Group SG&A was substantially unchanged for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 and includes:

(i)	a decrease of $1.5 million in selling and distribution expenses primarily associated with decreased retail sales and wholesale units distributed;
(ii)

a decrease of $4.1 million in marketing expenses, primarily related to decreased spending on the Calvin Klein Men’s Bold underwear product line during the second quarter of Fiscal 2012 compared to the amount of spending on the global launch of the ck one product line of men’s and women’s underwear during second quarter of Fiscal 2011 ; and

(iii)

an increase in administrative expenses of $5.6 million, primarily related to increases in restructuring charges ($0.9 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), foreign exchange losses ($1.0 million), employee compensation ($1.4 million), a reduction of income ($2.0 million) related to the sale of Nancy Ganz trademarks during the Three Months Ended July 2, 2011, and other general administrative expenses ($0.3 million).

The $1.0 million increase in Swimwear Group SG&A for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 includes:

(i)

an increase of $0.5 million in marketing expenses primarily related to increases in spending for the 2012 Olympic Trials during the second quarter of Fiscal 2012 (no comparable spending occurred during second quarter of Fiscal 2011); and

(ii)

an increase in administrative expenses of $0.5 million, primarily related to a increase in other general administrative expenses ($1.2 million), offset by a decrease in restructuring charges ($0.7 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements).

The $13.5 million decrease in SG&A related to corporate activities that are not allocated to the three segments for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 primarily includes decreases in employee compensation ($8.5 million), other general administrative and professional fees ($3.7 million) and foreign exchange gains ($1.3 million).

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

SG&A expenses decreased $13.5 million to $412.0 million (34.9% of net revenues) for the Six Months Ended June 30, 2012 compared to $425.5 million (33.9% of net revenues) for the Six Months Ended July 2, 2011. SG&A for the Six Months Ended June 30, 2012 includes a decrease of $15.5 million due to the unfavorable effects of foreign currency fluctuations.

The $9.9 million increase in Sportswear Group SG&A for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 includes:

(i)

an increase of $4.5 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, and in Mexico and Central and South America;

(ii)	a decrease of $3.6 million in marketing expenses, primarily related to a contractual decrease in advertising costs due to decreased sales; and
(iii)

an increase in administrative expenses of $9.0 million, primarily related to increases in restructuring charges ($9.6 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), foreign exchange losses ($1.1 million), and other general administrative expenses ($0.8 million), offset by a decrease in employee compensation ($2.5 million).

The $0.9 million decrease in Intimate Apparel Group SG&A for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 includes:

(i)	a decrease of $1.5 million in selling and distribution expenses primarily associated with decreased volume in retail store sales and wholesale units distributed;
(ii)

a decrease of $7.5 million in marketing expenses, primarily related to decreased spending on the Calvin Klein Men’s Bold underwear product line during Fiscal 2012 compared to the amount of spending on the global launch of the    ck one product line of men’s and women’s underwear during Fiscal 2011; and

(iii)

an increase in administrative expenses of $8.1 million, primarily related to increases in restructuring charges ($3.2 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), employee compensation ($2.7 million), foreign exchange losses ($1.2 million), reduction of income related to the sale of Nancy Ganz trademarks during the Three Months Ended July 2, 2011 ($2.0 million), offset by a decrease in other general administrative expenses ($1.0 million).

The $1.3 million decrease in Swimwear Group SG&A for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 includes:

(i)	a decrease in restructuring charges of $2.9 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), offset by an increase in other general administrative expenses ($1.6 million).

The $21.2 million decrease in SG&A related to corporate activities that are not allocated to the three segments for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 primarily includes decreases in restructuring charges ($0.6 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), employee compensation ($13.4 million), other general administrative and professional fees ($5.2 million), and foreign exchange gains ($2.0 million).

Amortization of Intangible Assets

Amortization of intangible assets was $6.9 million for the Three Months Ended June 30, 2012 compared to $3.1 million for the Three Months Ended July 2, 2011 and $9.5 million for the Six Months Ended June 30, 2012 compared to $6.3 million for the Six Months Ended July 2, 2011   (see Note 13 of Notes to Consolidated Condensed Financial Statements – Intangible Assets and Goodwill).

Pension Income

            Pension income was $0.1 million for the Three Months Ended June 30, 2012 compared to $0.3 million for the Three Months Ended July 2, 2011 and $0.1 million for the Six Months Ended June 30, 2012 compared to $0.6 million for the Six Months Ended July 2, 2011. See Note 8 of Notes to Consolidated Condensed Financial Statements and Liquidity and Capital Resources – Pension Plan, below.

Operating Income

The following table presents operating income (loss) by Group (segment):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

	(in thousands of dollars)
Sportswear Group	$(11,283)	$15,957	$2,300	$54,557
Intimate Apparel Group	25,993	34,470	55,947	65,007
Swimwear Group	13,645	10,705	28,482	24,773
Corporate/other expenses	4,445	(8,533)	(1,710)	(22,084)
Operating income (a), (b), (c)	$32,800	$52,599	$85,019	$122,253

Operating income as a
percentage of net revenue	5.8%	8.9%	7.2%	9.8%

_______________________

(a)

Includes approximately $16.2 million and $5.0 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and approximately $22.8 million and $11.4 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)

Includes a gain of $2.0 million, during the Three and Six Months Ended July 2, 2011, in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2.0 million.

(c)

Includes a gain of $1.6 million, during the Three and Six Months Ended July 2, 2011, related to the  recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group.

The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations resulted in a $0.9 million decrease in operating income for the Three Months Ended June 30, 2012 compared to the Three Months Ended July 2, 2011 and a $0.9 million increase in operating income for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 (see Overview, above).

Sportswear Group

Sportswear Group operating income (loss) was as follows:

	Three		Three		Six		Six
	Months	% of	Months	% of	Months	% of	Months	% of
	Ended	Brand	Ended	Brand	Ended	Brand	Ended	Brand
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012 (b)	Revenues	2011 (b)	Revenues	2012 (b)	Revenues	2011 (b)	Revenues

	(in thousands of dollars)
Calvin Klein Jeans	$(11,618)	-10.3%	$5,324	3.7%	$1,133	0.4%	$35,505	10.9%
Chaps	1,052	2.1%	2,373	5.2%	1,370	1.4%	9,743	9.7%
Sportswear wholesale	(10,566)	-6.5%	7,697	4.1%	2,503	0.7%	45,248	10.6%
Calvin Klein Jeans retail	(717)	-0.7%	8,260	8.4%	(203)	-0.1%	9,309	4.7%
Sportswear Group (a)	$(11,283)	-4.3%	$15,957	5.6%	$2,300	0.4%	$54,557	8.7%

______________________________

(a)

Includes restructuring charges of $12.0 million and $2.0 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $15.7 million and $3.6 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

	(in thousands of dollars)
Calvin Klein Jeans	$4,558	$4,391	$8,875	$8,772
Chaps	2,415	1,965	4,567	3,924
Sportswear wholesale	6,973	6,356	13,442	12,696
Calvin Klein Jeans retail	583	614	1,147	1,147
Sportswear Group	$7,556	$6,970	$14,589	$13,843

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Sportswear Group operating income decreased $27.2 million, or 170.7%, as reflected in the table above. Sportswear Group operating income for the Three Months Ended June 30, 2012 includes a decrease of $1.6 million due to the unfavorable effect of fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Sportswear Group operating income decreased $52.3 million, or 95.8%, as reflected in the table above. The effect of fluctuations in foreign currency exchange rates on Sportswear Group operating income was negligible. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three		Three		Six		Six
	Months	% of	Months	% of	Months	% of	Months	% of
	Ended	Brand	Ended	Brand	Ended	Brand	Ended	Brand
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012 (b)	Revenues	2011 (b)	Revenues	2012 (b)	Revenues	2011 (b)	Revenues

	(in thousands of dollars)
Calvin Klein Underwear	$14,295	14.5%	$15,989	15.2%	$36,554	17.1%	$35,407	16.4%
Core Intimates	5,513	11.1%	9,634	18.4%	10,323	11.3%	14,512	14.9%
Intimate Apparel wholesale	19,808	13.4%	25,623	16.2%	46,877	15.4%	49,919	15.9%
Calvin Klein Underwear retail	6,185	9.7%	8,847	12.9%	9,070	7.0%	15,088	11.3%
Intimate Apparel Group (a)	$25,993	12.3%	$34,470	15.2%	$55,947	12.9%	$65,007	14.5%

________________________________

(a)

Includes restructuring charges of $3.2 million and $1.5 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $6.3 million and $2.9 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

	(in thousands of dollars)
Calvin Klein Underwear	$3,464	$3,103	$6,627	$5,938
Core Intimates	1,870	1,513	3,521	3,041
Intimate Apparel wholesale	5,334	4,616	10,148	8,979
Calvin Klein Underwear retail	369	376	722	722

Intimate Apparel Group	$5,703	$4,992	$10,870	$9,701

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Intimate Apparel Group operating income for the Three Months Ended June 30, 2012 decreased $8.5 million, or 24.6%, as reflected in the table above. Intimate Apparel Group operating income for the Three Months Ended June 30, 2012 includes an decrease of $0.1 million due to the unfavorable effect of fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Intimate Apparel Group operating income for the Six Months Ended June 30, 2012 decreased $9.1 million, or 13.9%, as reflected in the table above. Intimate Apparel Group operating income for the Six Months Ended June 30, 2012 includes an increase of $0.5 million due to the unfavorable effect of fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.

Swimwear Group

Swimwear Group operating income was as follows:

	Three		Three		Six		Six
	Months	% of	Months	% of	Months	% of	Months	% of
	Ended	Brand	Ended	Brand	Ended	Brand	Ended	Brand
	June 30,	Net	July 2,	Net	June 30,	Net	July 2,	Net
	2012 (c)	Revenues	2011 (c)	Revenues	2012 (c)	Revenues	2011 (c)	Revenues

	(in thousands of dollars)
Speedo	$14,750	19.9%	$10,437	16.2%	$30,352	19.8%	$23,133	15.6%
Calvin Klein	(1,840)	-24.6%	(1,370)	-18.8%	(2,684)	-15.1%	(242)	-1.0%
Swimwear wholesale	12,910	15.8%	9,067	12.7%	27,668	16.2%	22,891	13.4%
Swimwear retail (a)	735	14.8%	1,638	23.2%	814	10.9%	1,882	20.1%
Swimwear Group (b)	$13,645	15.7%	$10,705	13.6%	$28,482	15.9%	$24,773	13.7%

________________________________

(a)   Includes $0.5 million and $1.1 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $0.3 million and $1.1 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively related to Calvin Klein retail swimwear.

(b)   Includes restructuring charges of $0.8 million and $1.2 million for the Three Months Ended June 30, 2012 and the Three Months Ended July 2, 2011, respectively, and $0.8 million and $4.3 million for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, respectively.

(c)   Includes an allocation of shared services expenses by brand in the following table:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

	(in thousands of dollars)
Speedo	$2,502	$2,186	$4,767	$4,410
Calvin Klein	263	146	601	614
Swimwear wholesale	2,765	2,332	5,368	5,024
Swimwear retail	126	103	230	201
Swimwear Group	$2,891	$2,435	$5,598	$5,225

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Swimwear Group operating income for the Three Months Ended June 30, 2012 increased $2.9 million, or 27.5%, as reflected in the table above. The effect of fluctuations in foreign currency exchange rates on Swimwear Group operating income was negligible. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Swimwear Group operating income for the Six Months Ended June 30, 2012 increased $3.7 million, or 15.0%, as reflected in the table above. The effect of fluctuations in foreign currency exchange rates on Swimwear Group operating income was negligible. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.

Corporate/Other

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

For the Three Months Ended June 30, 2012, corporate/other decreased $13.0 million, or 152.1%, as reflected in the table above, and resulted in operating income. The decrease is primarily due to a decline in employee compensation, other general administrative and professional fees and foreign exchange gains. In addition, corporate/other income includes expenses related to the transition of the sourcing /design /merchandising functions related to Calvin Klein Jeans (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

For the Six Months Ended June 30, 2012, corporate/other decreased $20.4 million, or 92.3%, as reflected in the table above. The decrease is primarily due to a decline in employee compensation, other general administrative and professional fees and foreign exchange gains. In addition, corporate/other income includes expenses related to the transition of the sourcing /design /merchandising functions related to Calvin Klein Jeans (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Other Loss (Income)

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

Other loss of $12.9 million for the Three Months Ended June 30, 2012 reflects the adjustment of the loan receivable related to the Company’s discontinued Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements), a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).  Other income of $0.2 million for the Three Months Ended July 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

Other loss of $12.6 million for the Six Months Ended June 30, 2012 reflects the adjustment of the loan receivable related to the Company’s discontinued Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements), a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).  Other income of $0.9 million for the Six Months Ended July 2, 2011 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Interest Expense

Interest expense increased $1.1 million to $4.6 million for the Three Months Ended June 30, 2012 from $3.5 million for the Three Months Ended July 2, 2011 and increased $2.9 million to $9.1 million for the Six Months Ended June 30, 2012 from $6.2 million for the Six Months Ended July 2, 2011.  The changes for each comparative period primarily relate to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan Agreement, which was entered into in June 2011; (ii) the CKJEA Notes payable; (iii) the 2008 Credit Agreements; (iv) the Italian Note, which was entered into in the third quarter of Fiscal 2010 and repaid in June 2011 (items (i) through (iv) as defined in Note 14 of Notes to Consolidated Condensed Financial Statements); (v) the Brazilian lines of credit;  and (vi) increases in interest expense arising from maturity of caplets and accretion of the deferred premium under the Interest Rate Cap Agreement (as defined below) entered into on July 1, 2011.

Interest Income

Interest income increased $0.2 million to $1.0 million for the Three Months Ended June 30, 2012 from $0.8 million for the Three Months Ended July 2, 2011 and increased $0.3 million to $1.9 million for the Six Months Ended June 30, 2012 from $1.6 million for the Six Months Ended July 2, 2011, due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.

Income Taxes

Three Months Ended June 30, 2012 compared to Three Months Ended July 2, 2011

The effective tax rates for the Three Months Ended June 30, 2012 and July 2, 2011 were 42.0% and 9.2% respectively.   The higher effective tax rate for the Three Months Ended June 30, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, a tax benefit of approximately $4.0 million recorded during the Three Months Ended June 30, 2012 resulting from an audit settlement with a foreign tax authority and a tax benefit of approximately $11.0 million recorded during the Three Months Ended July 2, 2011 due to a favorable tax ruling in a foreign jurisdiction.

Six Months Ended June 30, 2012 compared to Six Months Ended July 2, 2011

The effective tax rates for the Six Months Ended June 30, 2012 and July 2, 2011 were 35.0% and 23.9% respectively.   The higher effective tax rate for the Six Months Ended June 30, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, a tax benefit of approximately $4.0 million recorded during the Six Months Ended June 30, 2012 resulting from an audit settlement with a foreign tax authority and a tax benefit of approximately $11.0 million recorded during the Six Months Ended July 2, 2011 due to a favorable tax ruling in a foreign jurisdiction.

Discontinued Operations

Loss from discontinued operations, net of taxes, was $0 for the Three Months Ended June 30, 2012 compared to a loss of $0.1 million for the Three Months Ended July 2, 2011 and income from discontinued operations, net of taxes, was $3.0 million for the Six Months Ended June 30, 2012 compared to a loss of $0.6 million for the Six Months Ended July 2, 2011. The income for the Six Months Ended June 30, 2012 was primarily associated with the reversal of a reserve related to the Company’s discontinued Lejaby business (see Note 4 of Notes to Consolidated Condensed Financial Statements). Loss for the Six Months Ended July 2, 2011 was primarily related to the Company’s Ocean Pacific Apparel and discontinued Lejaby businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of operating cash flows is from sales of its products to customers. On a consolidated basis in constant currencies, net revenues decreased for the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011 (see Overview,  Non-GAAP Measures and Results of Operations – Net Revenues, above). The Company’s principal operating cash outflows relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.

As previously disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, during Fiscal 2010 and Fiscal 2011, the Company did not meet the minimum sales thresholds required under the Bridge Licenses (as defined below).  As a result, the Company and Calvin Klein, Inc. (“CKI”) began discussions at such time regarding the transition of the Company’s “bridge” business back to CKI.  On August 3, 2012, the Company and CKI entered into an agreement (the “Termination Agreement”), pursuant to which effective December 31, 2012, the parties agreed to terminate (i) the wholesale license agreements for “bridge” apparel and “bridge” accessories (covering Europe, Eastern Europe, Middle East, Africa, India, and Central and South America) and (ii) the corresponding retail license agreements for “bridge” apparel-only retail stores and “bridge” accessories-only retail stores ((i) and (ii), collectively, the “Bridge Licenses”).

Following the termination of the Bridge Licenses, the Company will no longer have the right to produce, commercialize or sell “bridge” apparel or “bridge” accessories and CKI will reacquire the right to produce, commercialize and sell “bridge” apparel and “bridge” accessories in the previously licensed territories.  However, the Company will have the right to sell any and all remaining inventory of “bridge” apparel and “bridge” accessories until August 31, 2013.  CKI will continue to license other Calvin Klein products to the Company, including Calvin Klein Jeans apparel and Calvin Klein Jeans accessories. A non-cash impairment charge of $1.0 million that was recorded as a restructuring expense during the Six Months Ended June 30, 2012 (see Note 5 of Notes to Consolidated Condensed Financial Statements)  was the result of the Company’s agreement to transition its “bridge” business back to CKI and to close existing “bridge” apparel and “bridge” accessories retail stores or convert such stores to Calvin Klein Underwear, Calvin Klein Jeans apparel or Calvin Klein Jeans accessories stores no later than January 31, 2013.

Although combined net revenues of the “bridge” business were $100 million during Fiscal 2011, the business incurred net operating losses during Fiscal 2011. During the Six Months Ended June 30, 2012, combined net revenues and operating loss of the “bridge” business was $22.2 million and $4.4 million, respectively. Therefore, the Company believes that the future discontinuance of its “bridge” business will not have a material effect on its future results of operations or cash flows.

In addition, as of June 30, 2012, the Company ceased the existing operations of its calvinkleinjeans.com (“CKJ.com”) e-commerce site in the U.S. Net revenues for the CKJ.com e-commerce site were $0.1 million and $0.4 million for the Six Months Ended June 30, 2012 and Fiscal 2011, respectively. For those same periods, operating loss for the CKJ.com e-commerce site was $6.1 million (including $5.7 million of expenses related to cessation of the existing operations of its CKJ.com e-commerce site) and $0.8 million, respectively. Therefore, the Company believes that the cessation of the existing operations of its CKJ.com e-commerce site will not have a material effect on its future results of operations or cash flows. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information.  The Company is evaluating its strategy for future e-commerce sales of its Calvin Klein Jeans products in the U.S.

During the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, operating cash inflows increased primarily due to an increase related to changes in working capital (see Accounts Receivable and Inventories and Cash Flows, below), coupled with a decrease in SG&A expenses (see Selling, General and Administrative Expenses, above). The decrease in SG&A expenses primarily reflects declines in marketing expense and corporate expenses not allocated to the Company’s business segments, partially offset by increases in selling and distribution costs. Those increases in operating cash inflows were partially offset by an increase in cash outflows, which resulted from an increase in costs for raw material, labor and freight in the Company’s businesses in all geographies. These cost increases adversely affected the operating margins of those businesses. The Company expects that product costs will stabilize or decline during the second half of Fiscal 2012. The Company was able to partially mitigate the cost increases during the Six Months Ended June 30, 2012 in certain geographic markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods and by implementing other sourcing initiatives.

As of June 30, 2012, the Company had $295.3 million in cash and cash equivalents, of which $226.6 million was held by foreign subsidiaries. The Company currently intends that most of the cash and cash equivalents held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Management believes that cash generated from the Company’s domestic businesses and credit available under its domestic financing facilities are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States.

As of June 30, 2012, the Company has paid taxes on a portion of the cash and cash equivalents held by foreign subsidiaries.  The Company is considering the repatriation of cash up to the amount for which taxes were previously paid. Therefore, the repatriation would not result in an incremental tax liability.  To the extent that in the future, additional cash and cash equivalents held by foreign subsidiaries are repatriated, the repatriation of such amounts could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the Company to fund its operations by the amount of taxes paid.

The Company believes that, as of June 30, 2012, cash on hand, cash expected to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements and below) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.

As of June 30, 2012, the Company had working capital (current assets less current liabilities) of $703.5 million. Included in working capital as of June 30, 2012 were (among other items) cash and cash equivalents of $295.3 million and short-term debt of $46.7 million, including $2.0 million under the 2011 Term Loan Agreement, $32.6 million under the CKJEA Notes and $12.1 million of other short-term debt.

Short-Term Borrowings

The Company considers all of its short-term borrowings to be highly important to fund seasonal working capital needs and discretionary transactions. See Note 14 of Notes to Consolidated Condensed Financial Statements for additional information regarding the Company’s short-term borrowings. As of June 30, 2012 and for the Six Months Ended June 30, 2012, the Company’s short-term borrowings were as follows:

		June 30, 2012		Six Months Ended June 30, 2012
						Maximum
				Average Amount		Amount
		Amount	Weighted		Weighted
		Outstanding	Average	Outstanding	Average	Outstanding
		(U.S. Dollar	Interest	(U.S. Dollar	Interest	(U.S. Dollar
Instrument	Currency	Equivalent) (a)	Rate	Equivalent) (a)	Rate	Equivalent) (a)

		(in thousands of dollars)
2008 Credit Agreement	U.S. dollars	$-	-	$2,695	2.10%	$16,171
CKJEA Notes	Euro	32,603	3.96%	38,434	3.47%	46,337
Lines of credit	Brazilian real	9,161	11.83%	11,295	11.68%	16,150

(a)

Ending exchange rates as of June 30, 2012 were: 1.2661 U.S. dollars/Euro, and 0.4978 U.S. dollars/Brazilian real;  average exchange rates for the Three Months Ended June 30, 2012 were: 1.25895 U.S. dollars/Euro and 0.50045 U.S. dollars/Brazilian real.

2008 Credit Agreements

The revolving credit facilities under the 2008 Credit Agreements (see Note 14 of Notes to Consolidated Condensed Financial Statements) reflect funding commitments by a syndicate of banks. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that, during the Six Months Ended June 30, 2012, those banks had the ability to make loans up to their respective funding commitments under the 2008 Credit Agreements and that they will continue to be able to make such loans in the future. However, the Company continues to monitor the creditworthiness of the syndicated banks. As of June 30, 2012, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreements.

During the Six Months Ended June 30, 2012, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including funding of the Company’s pension plan and payment of employee incentive-based compensation. As of June 30, 2012, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreements when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

As of June 30, 2012, under the 2008 Credit Agreement, the Company had no loans and $38.9 million in letters of credit outstanding, leaving approximately $173.4 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $3.7 million of letters of credit, leaving approximately $14.9 million of availability. During the Six Months Ended June 30, 2012, the maximum outstanding loan balance under the 2008 Credit Agreement was $16.2 million, at which time the funds were needed for funding of the Company’s pension plan and payment of employee incentive-based compensation. The difference between the average balance and the ending balance was due primarily to timing of monthly borrowings and repayments and the Company’s use of cash on hand rather than borrowings under the 2008 Credit Agreement to fund operations throughout most of the Six Months Ended June 30, 2012. There were no outstanding loan balances under the 2008 Canadian Credit Agreement during the Six Months Ended June 30, 2012. Cash interest paid on the 2008 Credit Agreements was $0.6 million during the Six Months Ended June 30, 2012.

CKJEA Notes

The CKJEA Notes consist of short-term revolving notes placed with a number of banks at various interest rates (primarily Euro LIBOR plus 3.5%) issued by one of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $32.6 million, $36.6 million and $3.8 million as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively. During the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than 120 days and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counterparty financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counterparties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counterparties. The Company uses the CKJEA Notes to meet working capital needs, primarily inventory purchases, which increase or decrease from month to month during the year. During the Six Months Ended June 30, 2012, the maximum outstanding balance under the CKJEA Notes of $46.3 million reflected the increased working capital requirements during that month. Similarly, the difference between the ending balance of $32.6 million as of June 30, 2012 and the average outstanding balance of $38.4 million during the Six Months Ended June 30, 2012 was due to changes in working capital requirements. Cash interest paid on the CKJEA Notes was $1.7 million during the Six Months Ended June 30, 2012.

Lines of Credit

The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to fund operations as needed. The lines of credit, when drawn, are offset by approximately equal amounts of WBR’s trade accounts receivable. In addition, during the Six Months Ended June 30, 2012, WBR entered into short-term loans with several banks. As of June 30, 2012, December 31, 2011 and July 2, 2011, the total outstanding balances of the lines of credit were approximately $3.0 million, $6.4 million and $5.1 million, respectively, and, as of June 30, 2012, the outstanding loan balance was approximately $6.2 million. During the Six Months Ended June 30, 2012, WBR was able to borrow funds under the lines of credit and loans, as needed, to fund operations. During the Six Months Ended June 30, 2012, the maximum outstanding balance under the Brazilian lines of credit and loans was $16.1 million, when the funds were needed to make the third contingent payment to the sellers of WBR (see Note 3 of Notes to Consolidated Condensed Financial Statements – Acquisitions – Acquisition of Remaining Non-Controlling Interest in Brazil). The reason for the difference between the ending balance of $9.2 million as of June 30, 2012 and the average outstanding balance of $11.3 million during the Six Months Ended June 30, 2012 was due to monthly variances in operational cash requirements, particularly the cash required in March 2012 to make the third contingent payment. Cash interest paid on the Brazilian lines of credit was $1.0 million during the Six Months Ended June 30, 2012.

During September 2011, one of the Company's Asian subsidiaries entered into a short-term $25 million revolving credit facility with one lender (the "Asian Credit Facility") to be used for working capital and general corporate purposes.  There were no borrowings during the Six Months Ended June 30, 2012 under the Asian Credit Facility.

Long-Term Borrowing

2011 Term Loan Agreement

The 2011 Term Loan Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements) provides for a $200 million senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers (as defined therein) may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100 million plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. As of June 30, 2012, the principal amount of the 2011 Term Loan was $198.0 million.

On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500,000 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election. As of June 30, 2012, the annual interest rate on the entire outstanding balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. During the Six Months Ended June 30, 2012, the Company paid cash interest of approximately $3.8 million on the 2011 Term Loan. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the Interest Rate Cap Agreement (see below), the Company intends to use successive interest periods of three months and adjusted three-

month LIBOR rates (with a LIBOR floor of 1.00%) plus 2.75% on a per annum basis through the maturity date of the Interest Rate Cap Agreement.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counterparty”), effective July 29, 2011, with a notional amount $120 million (see Note 14 of Notes to Consolidated Condensed Financial Statements), which matures on April 30, 2018 (the “Interest Rate Cap Agreement”). The total amount of deferred premium payments that the Company is obligated to make over the term of the Interest Rate Cap Agreement is approximately $16.0 million, based on an annual rate of 1.9475% on the notional amount of the Interest Rate Cap Agreement. During the Six Months Ended June 30, 2012, the Company made deferred premium cash payments totalling $1.18 million to the Counterparty.

Corporate Credit Ratings

The Company’s corporate or family credit ratings and outlooks as of June 30, 2012 are summarized below:

Rating	Corporate/Family
Agency	Rating (a)	Outlook

Standard & Poor's	BBB-	stable

Moody's	Ba1	stable

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

Capital Expenditures

During the Six Months Ended June 30, 2012, the Company leased approximately 62,000 square feet of additional retail store space worldwide from newly opened stores, which resulted in capital expenditures of approximately $12 million. In addition, the Company incurred costs of approximately $13 million for capital expenditures not related to new stores. For the remainder of Fiscal 2012, the Company expects to lease an additional 48,000 square feet of new retail space, not including acquisition of retail stores, for which it expects to incur additional costs for capital expenditures of approximately $10 million. The Company expects to spend an additional $19 million on capital expenditures not related to new retail stores for the remainder of Fiscal 2012.

Restructuring and Other Exit Activities

During the Six Months Ended June 30, 2012, the Company incurred restructuring and other exit costs of $22.8 million, primarily related to the exit of its existing CKJ.com e-commerce site in the U.S., impairment of certain “bridge” retail stores in Europe and Central and South America in connection with the transition of its CK/Calvin Klein “bridge” business back to CKI, the consolidation and restructuring of certain international operations (primarily in Europe), employee termination charges related primarily to reorganization of management structure, and severance,  lease contract termination and related costs related to retail store, office and warehouse closures. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities. During the Six Months Ended June 30, 2012, the Company made cash payments related to restructuring and other exit activities of $11.3 million. The Company expects to incur additional costs of approximately $22 million to

$27 million on a pre-tax basis during the remainder of Fiscal 2012, primarily related to the consolidation of certain international operations, primarily in Europe, and the disposition of its CK/Calvin Klein “bridge” businesses.

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

Derivative Financial Instruments

During the Six Months Ended June 30, 2012, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had inter-company payables, receivables or loans denominated in U.S. dollars or British pounds. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts. In addition, during July 2011, the Company entered into the Interest Rate Cap Agreement to offset fluctuations in LIBOR related to $120.0 million of its 2011 Term Loan (see Notes 11 and 14 of Notes to Consolidated Condensed Financial Statements).

The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value of financial assets and liabilities related to foreign currency exchange forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure the fair value of the Interest Rate Cap Agreement. As of June 30, 2012, the Company’s foreign currency hedging programs included $58.7 million of future inventory purchases, $23.8 million of future minimum royalty and advertising payments and $66.0 million of inter-company payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).

Pension and Post-Retirement Plans

The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to, and benefits paid from, tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its Pension Plan. During the Six Months Ended June 30, 2012, the Company contributed $17.2 million to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $20.6 million in total for Fiscal 2012 (see Note 8 of Notes to Consolidated Condensed Financial Statements). Contributions for the following four years are expected to be in the range of $1.4 million to $9.5 million. Actual future year contributions could exceed or fall short of the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.

The fair value of the Pension Plan’s assets, net of current period expenses, increased to approximately $138.0 million as of June 30, 2012 compared to $121.4 million as of December 31, 2011. That increase reflects an actual annualized rate of return on the Pension Plan’s assets, net of current period expenses, of 7.7% for the Six Months Ended June 30, 2012. That rate of return was in excess of the assumed rate of return of 7% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 7% per annum for the remainder of Fiscal 2012 and that the discount rate does not change in the fourth quarter of Fiscal 2012, the Company expects to recognize additional pension income of between $0.7 million and $0.8  million in the fourth quarter of Fiscal 2012. The Company’s pension income is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors.  These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2012. Based upon results for Fiscal 2011, and assuming no other changes, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.76 million. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension and post-retirement plans.

Accounts Receivable and Inventories

Accounts receivable decreased $39.6 million to $283.4 million as of June 30, 2012 from $323.0 million as of December 31, 2011 and decreased $37.0 million to $283.4 million as of June 30, 2012 from $320.4 million as of July 2, 2011. The balance of accounts receivable as of June 30, 2012 compared to the balances as of December 31, 2011 and July 2, 2011 includes decreases of $2.7 million and $23.0 million, respectively, due to the effect of fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, accounts receivable as of June 30, 2012 decreased $36.9 million compared to December 31, 2011 and decreased $14.1 million compared to July 2, 2011. Those changes in accounts receivable on a constant currency basis between June 30, 2012 and each of December 31, 2011 and July 2, 2011 were related to the amount of net revenues recorded during the last two months before each of those respective dates.

Inventories decreased $20.3 million to $330.6 million as of June 30, 2012 from $350.8 million as of December 31, 2011 and decreased $24.8 million to $330.6 million as of June 30, 2012 from $355.4 million as of July 2, 2011. The balance of inventories as of June 30, 2012 compared to the balances as of December 31, 2011 and July 2, 2011 includes decreases of $1.9 million and $24.9 million, respectively, due to the effect of fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, inventories as of June 30, 2012 decreased $18.3 million compared to December 31, 2011 and increased $0.1 million compared to July 2, 2011. The inventory decrease from July 2, 2011 to June 30, 2012 primarily reflects disciplined inventory management and the unfavorable effect of fluctuations in foreign currency exchange rates, which more than offset the increases in inventory related to expansion of the Company’s retail business and increased product cost.  The Company remains comfortable with the quality of its inventory and expects inventory to decline through the remainder of Fiscal 2012.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Six Months Ended June 30, 2012 and the Six Months Ended July 2, 2011.

	Six Months Ended
	June 30, 2012	July 2, 2011

	(in thousands of dollars)
Net cash (used in) operating activities:
Continuing operations	$88,012	$61,498
Discontinued operations	-	(18,057)
Net cash (used in) investing activities:
Continuing operations	(26,989)	(22,000)
Discontinued operations	-	-
Net cash provided by financing activities:
Continuing operations	2,355	74,912
Discontinued operations	-	-
Translation adjustments	(563)	7,222
(Decrease) in cash and cash equivalents	$62,815	$103,575

For the Six Months Ended June 30, 2012, cash provided by operating activities from continuing operations was $88.0 million compared to cash provided by operating activities of $61.5 million for the Six Months Ended July 2, 2011. The $26.5 million increase in cash provided by operating activities was due to a decrease in net income, net of non-cash charges, coupled with a decrease in outflows related to changes in working capital.

Working capital changes for the Six Months Ended June 30, 2012 included cash outflows of $41.3 million related to accounts payable, accrued expenses and other liabilities (primarily due to timing of payments and purchase of inventory), $13.0 million related to accrued income taxes, and $0.3 million related to prepaid expenses and other assets, partially offset by cash inflows of $34.9 million related to accounts receivable (due to timing of payments), and $9.5 million related to inventories (primarily to support the Company’s expectation of reducing inventory levels).

Working capital changes for the Six Months Ended July 2, 2011 included cash outflows of  $39.5 million related to inventory (primarily to support the Company’s growth expectations for the remainder of Fiscal 2011), $48.6 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory) and $7.8 million related to accrued income taxes, partially offset by cash inflows of $9.1 million related to accounts receivable (due to increased sales in June 2011 compared to December 2010 and the timing of payments), $7.9 million related to prepaid expenses and other assets (primarily related to prepaid royalty, prepaid advertising and prepaid taxes, other than income taxes).

For the Six Months Ended June 30, 2012 compared to the Six Months Ended July 2, 2011, cash used in operating activities from discontinued operations decreased $18.1 million primarily related to settlement of the OP litigation during the Six Months Ended July 2, 2011 (see Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011) with no comparable amounts for the Six Months Ended June 30, 2012.

For the Six Months Ended June 30, 2012, net cash used in investing activities from continuing operations was $27.0 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores. For the Six Months Ended July 2, 2011, net cash used in investing activities from continuing operations was $22.0 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores.

Net cash provided by financing activities for the Six Months Ended June 30, 2012 was $2.4 million, which primarily reflects  cash inflows of $1.7 million related to short-term notes payable, $14.0 million from the exercise of employee stock options and $13.1 million of tax benefit related to exercise of equity awards, partially offset by cash used of $14.4 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $10.1 million related to a contingent payment made during the Six Months Ended June 30, 2012 in connection with the acquisition of the equity interest in WBR (such acquisition occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction) and a $1.9 million repayment of a portion of the 2011 Term Loan and the Interest Rate Cap Agreement.

Net cash provided by financing activities for the Six Months Ended July 2, 2011 was $74.9 million, which primarily reflects net cash provided of $200 million related to borrowings under the 2011 Term Loan and $7.1 million from the exercise of employee stock options, partially offset by cash used of $89.7 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $26.2 million related to the repayment of short term borrowings, $4.8 million related to payment of deferred financing costs and $11.5 million related to a contingent payment made during the Six Months Ended July 2, 2011 in connection with the acquisition of the equity interest in WBR. The acquisition of the equity interest in WBR occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2012 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, with the exception of changes related to operating leases and other contractual obligations which occurred during the Six Months Ended June 30, 2012  (see Note 19 of Notes to Consolidated Condensed Financial Statements).

Off-Balance Sheet Arrangements

None.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations.  Actual results may differ materially from anticipated results, targets or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact, including, without limitation, future financial targets, are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words "believe," "anticipate," "estimate," "expect," "intend," "may," "project," "scheduled to," "seek," "should," "will be," "will continue," "will likely result," "targeted," or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it:  the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced;  deterioration in global or regional or other macroeconomic conditions that affect the apparel industry, including turmoil in the financial and credit markets;  the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; the Company’s failure to use the most recent and effective advertising media to reach customers; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s  Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the Company’s inability to successfully transition its sourcing, design and merchandising functions related to Calvin Klein Jeans from Italy to New York; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company's critical accounting policies in Discussion of Critical Accounting Policies included in the Company’s Annual Report on Form 10-K for Fiscal 2011, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC.  The foregoing discussion is not exhaustive but is designed to highlight important factors that may affect actual results.  Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Six Months Ended June 30, 2012, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011.

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

(b) Changes in Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Note 18 of Notes to Consolidated Condensed Financial Statements - Legal Matters.

Item 1A.  Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for Fiscal 2011, filed with the SEC on February 29, 2012 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject.  During the Six Months Ended June 30, 2012, the Company identified the following additional risk factor:

The transition of our sourcing, design and merchandising functions to New York may not be successful.

The Company is in the process of implementing a plan to transition its sourcing, design and merchandising functions related to Calvin Klein Jeans from Italy to New York in order to improve the appearance and quality of those products. The transition requires the Company to hire employees with the expertise to source, design and merchandise product with the style and quality of the Calvin Klein brand. Most of those new employees must be hired within a relatively short time period in order to allow sufficient time for completion of product for the Spring/Summer 2014 season. We may not be able to identify sufficient new employees with the necessary skills and experience within the required timeframe. The failure to implement the transition of the sourcing, design and merchandising functions to New York as planned could negatively affect our profitability in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2011, the Company’s Board of Directors authorized a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended June 30, 2012, the Company repurchased 200,000 shares of its common stock under the 2011 Share Repurchase Program for a total of $8.8  million (based on an average of $44.13 per share). During the first quarter of Fiscal 2012, the Company did not repurchase any shares of common stock under the 2011 Share Repurchase Program. All repurchases of shares under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments.

During the Three Months Ended June 30, 2012, no shares were repurchased in connection with the vesting of certain restricted stock awarded by the Company to its employees.  At the election of an employee, a number of shares having an aggregate value on the vesting date equal to the employee's withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2011 Share Repurchase Program.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended June 30, 2012.

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar Value)
	Total Number	Average	Purchased as	of Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Repurchased Under
Period	Repurchased	per Share	Announced Programs	the Announced Programs

April 1, 2012 - April 28, 2012	-	$ -	-	$188,674,026

April 29, 2012 - May 26, 2012	200,000	$ 44.13	200,000	179,847,389

May 27, 2012 - June 30, 2012	-	$ -	-	179,847,389

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

            Not applicable.

Item 5.  Other Information.

As previously disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, during Fiscal 2010 and Fiscal 2011, the Company did not meet the minimum sales thresholds required under the Bridge Licenses (as defined below).  As a result, the Company and Calvin Klein, Inc. (“CKI”) thereafter began discussions at such time regarding the transition of the Company’s “bridge” business back to CKI.  On August 3, 2012, the Company and CKI entered into an agreement (the “Termination Agreement”), pursuant to which effective December 31, 2012, the parties have agreed to terminate (i) the wholesale license agreements for “bridge” apparel and “bridge” accessories (covering Europe, Eastern Europe, Middle East, Africa, India, and Central and South America) and (ii) the corresponding retail license agreements for “bridge” apparel-only retail stores and “bridge” accessories-only retail stores ((i) and (ii), collectively, the “Bridge Licenses”).

Following the termination of the Bridge Licenses, the Company will no longer have the right to produce, commercialize or sell “bridge” apparel or “bridge” accessories and CKI will reacquire the right to produce, commercialize and sell “bridge” apparel and “bridge” accessories in the previously licensed territories.  However, the Company will have the right to sell any and all remaining inventory of “bridge” apparel and “bridge” accessories until August 31, 2013.  CKI will continue to license other Calvin Klein products to the Company, including Calvin Klein Jeans apparel and Calvin Klein Jeans accessories.

The description of the Termination Agreement in each of the Bridge Licenses is qualified in its entirety by reference to the Termination Agreement, which is filed as an exhibit to this Form 10-Q, and each of the bridge licenses, which have been previously filed with the SEC and are  incorporated by reference herein.

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

.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003). *
3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010). *
10.1	Termination Agreement, dated as of August 3, 2012, by and among Warnaco Inc. and Calvin Klein, Inc. † #
10.2

Amendment, dated as of July 27, 2012, to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Asia Limited, as amended (re: Asia Jeans Apparel), the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe S.r.l., as amended (re: Europe Jeans Apparel), and to the Amended and Restated License Agreement, dated as of March 6, 2002, by and between Calvin Klein, Inc. and CKJ Entities (as defined therein), as amended (re: Jeans Apparel Store). †

10.3

Amendment, dated as of July 27, 2012, to the Amended and Restated License Agreement, dated as of July 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe S.r.l., as amended (re: Europe Jeans Apparel). †

10.4

Amendment, dated as of July 27, 2012, to the License Agreement, dated as of August 8, 1994, by and among Calvin Klein, Inc., Calvin Klein Jeanswear Company and CKJ Holdings, Inc., as amended (re: Central and South America Jeans Apparel), and to the License Agreement, dated as of July 26, 2004, by and among Calvin Klein, Inc., Calvin Klein Jeanswear Company and CKJ Holdings, Inc., as amended (re: Central and South America Jeans Apparel Store). †

10.5

Amendment, dated as of July 27, 2012, to the License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V., as amended (re: Jeans Accessories). †

10.6

Amendment, dated as of July 27, 2012, to the License Agreement, dated as of January 31, 2008, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V., as amended (re: Asia and Europe Jeans Accessories Store). †

10.7

Amendment, dated as of July 27, 2012, to the License Agreement, dated as of January 31, 2008, by and between Calvin Klein, Inc. and WF Overseas Fashion C.V., as amended (re: Central and South America Jeans Accessories Store). †

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

                                                THE WARNACO GROUP, INC.

Date: August 6, 2012                        /s/ Helen McCluskey

                        Helen McCluskey

                                                President and Chief Executive Officer

Date: August 6, 2012                                    /s/ Lawrence R. Rutkowski

                        Lawrence R. Rutkowski

                                    Executive Vice President and

                                                                                    Chief Financial Officer