Form 10-Q
period 2012-09-29
WARNACO GROUP INC /DE/
filed 2012-11-06
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            [ ] Yes  [X] No.

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of November 1, 2012 is as follows:  40,966,440.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

PART I –FINANCIAL INFORMATION

		PAGE
		NUMBER
Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets as of September 29, 2012, December 31, 2011 and October 1, 2011	1

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 29, 2012 and for the Three and Nine Months Ended October 1, 2011	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 29, 2012 and for the Three and Nine Months Ended October 1, 2011	3

	Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the Nine Months Ended September 29, 2012 and for the Nine Months Ended October 1, 2011	4

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 29, 2012 and for the Nine Months Ended October 1, 2011	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4.	Controls and Procedures	69

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
SIGNATURES		74

PART I
FINANCIAL INFORMATION\

Item 1.  Financial Statements.

 THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share data)
(Unaudited)

	September 29, 2012	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$311,011	$232,531	$179,326
Accounts receivable, net of reserves of $91,386, $94,739 and $89,798 as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively	323,719	322,976	341,406
Inventories	388,827	350,835	392,073
Prepaid expenses and other current assets	106,693	99,686	114,574
Deferred income taxes	60,124	58,602	59,781
Total current assets	1,190,374	1,064,630	1,087,160

Property, plant and equipment, net	135,054	133,022	129,205
Other assets:
Licenses, trademarks and other intangible assets, net	311,960	320,880	360,508
Goodwill	141,103	139,948	143,688
Deferred income taxes	25,043	21,885	24,695
Other assets	48,959	67,485	67,515
Total assets	$1,852,493	$1,747,850	$1,812,771

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$49,393	$47,513	$47,773
Accounts payable	173,616	141,797	182,517
Accrued liabilities	192,099	212,655	209,842
Liabilities of discontinued operations	—	6,797	7,048
Accrued income taxes payable	15,290	41,762	33,586
Deferred income taxes	1,589	1,476	1,320
Total current liabilities	431,987	452,000	482,086

Long-term debt	205,299	208,477	209,552
Deferred income taxes	38,246	37,000	76,410
Other long-term liabilities	133,003	137,973	130,119
Total liabilities	808,535	835,450	898,167
Commitments and contingencies
Redeemable non-controlling interest	15,275	15,200	15,200
Stockholders' equity:
Preferred stock	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 53,057,174, 52,184,730 and 52,134,522 shares issued as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively	531	522	521
Additional paid-in capital	773,821	721,356	704,741
Accumulated other comprehensive income	23,200	16,242	20,421
Retained earnings	712,420	625,760	633,776
Treasury stock, at cost 12,090,834, 11,790,428 and 11,653,871 shares as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively	(481,289)	(466,680)	(460,055)
Total stockholders' equity	1,028,683	897,200	899,404
Total liabilities, redeemable non-controlling interest and stockholders' equity	$1,852,493	$1,747,850	$1,812,771
 See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	$611,538	$645,121	$1,790,990	$1,898,669
Cost of goods sold	344,581	365,412	1,017,609	1,065,552
Gross profit	266,957	279,709	773,381	833,117
Selling, general and administrative expenses	197,773	212,000	609,738	637,491
Amortization of intangible assets	2,537	3,263	12,086	9,548
Pension income	(55)	(310)	(164)	(931)
Operating income	66,702	64,756	151,721	187,009
Other loss	13	1,357	12,638	498
Interest expense	4,614	4,986	13,708	11,142
Interest income	(831)	(986)	(2,705)	(2,542)
Income from continuing operations before provision for income taxes and redeemable non-controlling interest	62,906	59,399	128,080	177,911
Provision for income taxes	21,676	10,770	44,489	39,184
Income from continuing operations before redeemable non-controlling interest	41,230	48,629	83,591	138,727
Income (loss) from discontinued operations, net of taxes	(2)	(4,177)	3,023	(4,741)
Net income	41,228	44,452	86,614	133,986
Less: income (loss) attributable to redeemable non-controlling interest	100	(159)	(46)	(159)
Net income attributable to Warnaco Group	$41,128	$44,611	$86,660	$134,145

Amounts attributable to Warnaco Group common shareholders:
Income from continuing operations, net of tax	$41,130	$48,788	$83,637	$138,886
Income (loss) from discontinued operations, net of taxes	(2)	(4,177)	3,023	(4,741)
Net income	$41,128	$44,611	$86,660	$134,145

Basic income per common share (see Note 17):
Income from continuing operations	$0.99	$1.15	$2.02	$3.18
Income (loss) from discontinued operations	—	(0.10)	0.08	(0.11)
Net income	$0.99	$1.05	$2.10	$3.07

Diluted income per common share (see Note 17):
Income from continuing operations	$0.98	$1.13	$1.99	$3.11
Income (loss) from discontinued operations	—	(0.10)	0.07	(0.11)
Net income	$0.98	$1.03	$2.06	$3.00

Weighted average number of shares outstanding used in computing income per common share (see Note 17):
Basic	40,908,995	41,713,958	40,800,528	43,076,120
Diluted	41,498,354	42,581,100	41,525,805	44,023,646

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$41,228	$44,452	$86,614	$133,986
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,175	(64,774)	11,342	(23,057)
Change in cash flow hedges	(2,090)	440	(4,277)	(1,169)
Other	2	(3)	14	(5)
Other comprehensive income (loss), net of tax:	13,087	(64,337)	7,079	(24,231)
Total comprehensive income (loss)	54,315	(19,885)	93,693	109,755
Less: comprehensive income attributable to redeemable non-controlling interest	75	—	75	—
Total comprehensive income (loss) attributable to Warnaco Group	$54,240	$(19,885)	$93,618	$109,755

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTEREST
AND STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Warnaco Group Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance as of January 1, 2011	$—	$517	$674,508	$43,048	$501,394	$(246,861)	$972,606
Net income (loss)	(159)				134,145		134,145
Other comprehensive income	(1,604)			(22,627)			(22,627)
Stock issued in connection with stock compensation plans		4	9,018				9,022
Compensation expense in connection with employee stock compensation plans			21,215				21,215
Purchase of treasury stock related to stock compensation plans						(2,406)	(2,406)
Other repurchases of common stock						(210,788)	(210,788)
Acquisition date fair value of redeemable non-controlling interest in joint venture in India	15,200
Adjustment to redemption value	1,763				(1,763)		(1,763)
Balance as of October 1, 2011	$15,200	$521	$704,741	$20,421	$633,776	$(460,055)	$899,404

		Warnaco Group Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2011	$15,200	$522	$721,356	$16,242	$625,760	$(466,680)	$897,200
Net income (loss)	(46)				86,660		86,660
Other comprehensive income	121			6,958			6,958
Tax benefit related to exercise of equity awards			21,527				21,527
Stock issued in connection with stock compensation plans		9	17,811				17,820
Compensation expense in connection with employee stock compensation plans			13,127				13,127
Purchase of treasury stock related to stock compensation plans						(5,783)	(5,783)
Other repurchases of common stock						(8,826)	(8,826)
Balance as of September 29, 2012	$15,275	$531	$773,821	$23,200	$712,420	$(481,289)	$1,028,683

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$86,614	$133,986
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign exchange loss	263	2,185
(Income) loss from discontinued operations	(3,023)	4,741
Depreciation and amortization	49,920	43,669
Stock compensation	13,127	21,215
Provision for bad debts	1,707	2,259
Inventory writedown	14,217	14,581
Write-down of note receivable from Palmers	12,046	—
Excess tax benefit from share-based payment arrangements	(21,527)	—
Other	(21)	(1,697)
Changes in operating assets and liabilities:
Accounts receivable	(3,963)	(32,383)
Inventories	(45,865)	(101,375)
Prepaid expenses and other assets	(914)	(13,125)
Accounts payable, accrued expenses and other liabilities	5,047	14,766
Accrued income taxes	(5,685)	(12,139)
Net cash provided by operating activities from continuing operations	101,943	76,683
Net cash (used in) operating activities from discontinued operations	—	(16,501)
Net cash provided by operating activities	101,943	60,182

Cash flows from investing activities:
Proceeds from disposal of assets	564	146
Purchases of property, plant & equipment	(39,749)	(36,311)
Business acquisitions, net of cash acquired	(2,795)	(21,454)
Loan to non-controlling shareholder	—	(6,000)
Proceeds from disposal of businesses	340	2,000
Net cash (used in) investing activities from continuing operations	(41,640)	(61,619)
Net cash (used in) investing activities from discontinued operations	—	—
Net cash (used in) investing activities	(41,640)	(61,619)

Cash flows from financing activities:
Change in short-term notes payable	4,302	24,340
Repayment of Italian Note	—	(13,370)
Proceeds from 2011 Term Loan	—	200,000
Payments on 2011 Term Loan	(1,500)	(500)
Payment of deferred premium on Interest Rate Cap Agreement	(1,779)	—
Proceeds from the exercise of employee stock options	16,978	8,231
Payment of deferred financing costs	—	(5,385)
Excess tax benefit from share-based payment arrangements	21,527	—
Purchase of treasury stock	(14,609)	(211,206)
Contingent payment related to acquisition of non-controlling interest in Brazilian subsidiary	(10,123)	(11,467)
Net cash provided by (used in) financing activities from continuing operations	14,796	(9,357)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	14,796	(9,357)

Effect of foreign exchange rate changes on cash and cash equivalents	3,381	(1,107)
Increase (decrease) in cash and cash equivalents	78,480	(11,901)
Cash and cash equivalents at beginning of period	232,531	191,227
Cash and cash equivalents at end of period	$311,011	$179,326

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

Periods Covered:    The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally,  the period from July 1, 2012 to September 29, 2012 (the “Three Months Ended September 29, 2012”) and the period from July 3, 2011 to October 1, 2011 (the “Three Months Ended October 1 2011”) each contained 13 weeks of operations and the period from January 1, 2012 to September 29, 2012 (the “Nine Months Ended September 29 2012”) and the period from January 2, 2011 to October 1, 2011 (the “Nine Months Ended October 1, 2011”) each contained 39 weeks of operations.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Recent Accounting Pronouncement

During July 2012, the FASB issued Accounting Standards Update 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material effect on its financial position, results of operations and cash flows.

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

Note 4—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2011, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are presented in the Consolidated Condensed Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	$—	$—	$—	$—
Income (loss) before income tax (benefit) (a)	$(2)	$(4,214)	$3,023	$(5,090)
Income tax (benefit)	—	(37)	—	(349)
Income (loss) from discontinued operations	$(2)	$(4,177)	$3,023	$(4,741)

Summarized liabilities of the discontinued operations are presented in the Consolidated Condensed Balance Sheets as follows:

	September 29, 2012	December 31, 2011	October 1, 2011
Accounts payable	$—	$5	$5
Accrued liabilities (b)	—	6,792	7,043
Liabilities of discontinued operations	$—	$6,797	$7,048

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

(a)
The  amount in income (loss) before income tax (benefit) for the Nine Months Ended September 29, 2012 reflects (i) a gain related to the reversal of a reserve for litigation matters; (ii) a gain related to the reversal of a reserve related to a French tax liability, partially offset by (iii) a loss in connection with the write-off of a working capital receivable, items (i) through (iii) associated with the Company’s discontinued Lejaby business . See Note 18 of Notes to Consolidated Condensed Financial Statements – Legal Matters regarding the Company’s Lejaby business.

(b)
The decrease in accrued liabilities between December 31, 2012 and September 29, 2012 is primarily due to the reversal of a reserve related to a French tax liability and the write-off of a reserve for litigation matters, both of which are associated with the Company’s discontinued Lejaby business. See Note 18 of Notes to Consolidated Condensed Financial Statements – Legal Matters regarding the Company’s Lejaby business.

Note 5—Restructuring Expenses and Other Exit Costs

During the Three and Nine Months Ended September 29, 2012, the Company incurred restructuring charges and other exit costs of $8,029 and $30,831, respectively, related to (i) the rationalization and consolidation of the Company’s international operations, primarily in Europe ($5,442 and $14,319, respectively); (ii) charges in connection with employee termination and reorganization of management structure ($1,615 and $4,087, respectively); (iii) charges related to the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site ($(208) and $5,516, respectively) ; (iv) non-cash  impairment charges associated with store closures, including stores that were related to its CK/Calvin Klein “bridge” business, and office space in connection with consolidation of the Company's sourcing/design/merchandising functions ($1,365 and $2,867, respectively); (v) severance, lease contract termination and related costs in connection with retail store, office and warehouse closures ($(746) and $2,225, respectively); and (vi)  legal, professional and other exit costs ($561 and $1,817, respectively).

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

Following the termination of the Bridge Licenses, the Company will no longer have the right to produce, commercialize or sell “bridge” apparel or “bridge” accessories and CKI will reacquire the right to produce, commercialize and sell “bridge” apparel and “bridge” accessories in the previously licensed territories.  However, the Company will have the right to sell any and all remaining inventory of “bridge” apparel and “bridge” accessories until August 31, 2013.  CKI will continue to license other Calvin Klein products to the Company, including Calvin Klein Jeans apparel and Calvin Klein Jeans accessories. During the Nine Months Ended September 29, 2012, combined net revenues and operating loss of the “bridge” business were $84,475 and $1,393, respectively, while during the Nine Months Ended October 1, 2011, combined net revenues and operating loss of the “bridge” business were $92,375 and $4,710, respectively The terms of the settlement agreement were consistent with amounts previously recorded by the Company and no charges were recorded as a result of the execution of the settlement agreement.

As of June 30, 2012, the Company ceased the existing operations of its calvinkleinjeans.com internet site in the U.S. The Company recorded (i) a non-cash impairment charge of $4,284, which was equal to the carrying value of the intangible asset; (ii) an impairment charge of $120, related to the write-down of the net carrying value of the property, plant and equipment of the internet site and (iii) a charge of $1,112 related to termination of the Company’s relationship with the service provider for the internet site.

During the Three and Nine Months Ended October 1, 2011, the Company incurred restructuring charges and other exit costs of $7,547 and $18,990 respectively, primarily related to (i) the rationalization and consolidation of the Company’s international operations, primarily in Europe ($2,191 and $7,054, respectively); (ii) job eliminations in the U.S. ($840 and $2,871, respectively); (iii) impairment charges and lease contract termination costs in connection with retail store, office and warehouse closures ($4,396 and $8,748, respectively) and (iv) other exit costs ($120 and $317, respectively).

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Restructuring charges and other exit costs have been recorded in the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011, as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of goods sold	$2,676	$376	$6,244	$1,842
Selling, general and administrative expenses	5,353	7,171	20,303	17,148
Amortization of intangible assets	—	—	4,284	—
	$8,029	$7,547	$30,831	$18,990

Cash portion of restructuring items	$6,664	$7,547	$23,977	$17,823
Non-cash portion of restructuring items	1,365	—	6,854	1,167

Changes in liabilities related to restructuring expenses and other exit costs for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011 are summarized below:

Balance as of January 1, 2011	$3,582
Charges for the Nine Months Ended October 1, 2011	18,437
Cash reductions for the Nine Months Ended October 1, 2011	(11,720)
Non-cash changes and foreign currency effects	277
Balance as of October 1, 2011	$10,576

Balance as of December 31, 2011	$9,160
Charges for the Nine Months Ended September 29, 2012	23,977
Cash reductions for the Nine Months Ended September 29, 2012	(17,434)
Non-cash changes and foreign currency effects	133
Balance as September 29, 2012 (a)	$15,836

(a)
The balance as of September 29, 2012 includes approximately $13,082 recorded in accrued liabilities (part of current liabilities) which amounts are expected to be settled over the next 12 months and approximately $2,754 recorded in other long term liabilities which amounts are expected to be settled over the following two years.

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

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands. As of September 29, 2012, the Sportswear Group operated 775 Calvin Klein retail stores worldwide (consisting of 182 full-price free-standing stores, 63 outlet free-standing stores and 530 concession /shop-in-shop stores).  As of September 29, 2012, there were also 408 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Intimate Apparel Group designs, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear, sleepwear and loungewear under the Calvin Klein,  Warner's®, Olga® and Body Nancy Ganz/Bodyslimmers® brand names. As of September 29, 2012, the Intimate Apparel Group operated 895 Calvin Klein retail stores worldwide (consisting of 105 full-price free-standing stores, 59 outlet free-standing stores and 730 concession /shop-in-shop stores and, in the U.S., and one on-line store).  As of September 29, 2012, there were also 256 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

The Swimwear Group designs, licenses, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo® and Calvin Klein brand names. As of September 29, 2012, the Swimwear Group operated 181 Calvin Klein retail concession /shop-in-shop stores in Europe and one on-line store in the U.S.

Information by business segment is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Unallocated Corporate / Other	Total
Three Months Ended September 29, 2012
Net revenues	$337,377	$232,203	$41,958	$611,538	$—	$611,538
Operating income (loss) (a)	29,528	41,204	(429)	70,303	(3,601)	66,702
Depreciation and amortization	8,961	4,955	523	14,439	1,368	15,807
Restructuring expense	5,551	1,702	(545)	6,708	1,321	8,029
Capital expenditures	11,685	5,179	51	16,915	1,454	18,369
Three Months Ended October 1, 2011
Net revenues	$357,935	$247,880	$39,306	$645,121	$—	$645,121
Operating income (loss)	34,129	38,620	(3,352)	69,397	(4,641)	64,756
Depreciation and amortization	8,347	4,413	589	13,349	393	13,742
Restructuring expense	3,545	699	2,988	7,232	315	7,547
Capital expenditures	6,014	7,379	245	13,638	443	14,081
Nine Months Ended September 29, 2012
Net revenues	$903,208	$667,206	$220,576	$1,790,990	$—	$1,790,990
Operating income (loss) (a)	31,828	97,151	28,053	157,032	(5,311)	151,721
Depreciation and amortization	31,840	14,095	1,829	47,764	2,156	49,920
Restructuring expense	21,228	7,954	282	29,464	1,367	30,831
Capital expenditures	22,619	12,947	337	35,903	3,406	39,309
Nine Months Ended October 1, 2011
Net revenues	$983,695	$695,317	$219,657	$1,898,669	$—	$1,898,669
Operating income (loss) (b), (c)	88,686	103,627	21,421	213,734	(26,725)	187,009
Depreciation and amortization	27,010	13,751	1,889	42,650	1,019	43,669
Restructuring expense	7,169	3,619	7,254	18,042	948	18,990
Capital expenditures	17,687	14,863	390	32,940	1,294	34,234
Balance Sheet
Total Assets:
September 29, 2012	$1,082,857	$493,581	$112,293	$1,688,731	$163,762	$1,852,493
December 31, 2011	994,425	486,636	148,982	1,630,043	117,807	1,747,850
October 1, 2011	1,068,298	494,482	117,949	1,680,729	132,042	1,812,771
Property, Plant and Equipment:
September 29, 2012	$67,844	$42,507	$1,158	$111,509	$23,545	$135,054
December 31, 2011	64,149	43,966	2,220	110,335	22,687	133,022
October 1, 2011	62,317	38,486	2,472	103,275	25,930	129,205

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

(a)   During the Nine Months Ended September 29, 2012, the Company continues to be in the process of consolidating its sourcing/design/merchandising functions related to Calvin Klein Jeans, which are currently located in both Europe and New York, entirely in New York. During the period of transition, which is expected to occur from April through December 2012, the Company expects to incur costs which otherwise would not have been incurred if the consolidation were not implemented (the “Transition Sourcing/Design Costs”). The Transition Sourcing/Design Costs include, among other things, salary/fringe, relocation, retention, occupancy and recruitment fees as well as travel and consulting fees. Certain of the Transition Sourcing/Design Costs are considered to be duplicative costs. None of the estimated Transition Sourcing/Design Costs are expected to expand the capacity of the consolidated New York sourcing/design/merchandising functions beyond the combined capacity of the European sourcing/design/merchandising functions that are being eliminated and the New York sourcing/design/merchandising functions prior to the consolidation activities. The reports presented to the CEO, which are used for the purpose of allocating resources to the Company’s operating segments, reflect the Transition Sourcing/Design Costs as “unallocated corporate expenses” and such costs were not allocated to the Sportswear Group. During the Three and Nine Months Ended September 29, 2012, the amount of the Transition Sourcing/Design Costs was $991 and $1,338, respectively, and is reflected in Unallocated/corporate other in the table above. The Transition Sourcing/Design Costs are expected to total approximately $5,500 for Fiscal 2012.

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

All inter-company revenues and expenses are eliminated in consolidation. Management does not include inter-company sales when evaluating segment performance. Each segment’s operating income is presented in the table above and includes restructuring charges and allocations of corporate expenses but does not include unallocated corporate/other expenses.   The amount of unallocated corporate/other expenses that reconciles total business segment operating income to the Company’s total operating income primarily includes employee compensation, other general administrative and professional fees and foreign exchange gains or losses. The significant reductions during the Three and Nine Months Ended September 29, 2012 in the amount of unallocated corporate/other expenses is due to reductions, during those periods, in the estimated amounts of certain corporate-wide expenses, primarily employee compensation and health benefits, compared to the estimates of the amounts of those expenses that had been made during the comparable periods in Fiscal 2011.

A reconciliation of operating income from business segments to income from continuing operations before provision for income taxes and redeemable non-controlling interest is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating income by business segments	$70,303	$69,397	$157,032	$213,734
Unallocated corporate/other expenses	(3,601)	(4,641)	(5,311)	(26,725)
Operating income	66,702	64,756	151,721	187,009
Other loss (a)	13	1,357	12,638	498
Interest expense	4,614	4,986	13,708	11,142
Interest income	(831)	(986)	(2,705)	(2,542)
Income from continuing operations before provision for income taxes and redeemable non-controlling interest	$62,906	$59,399	$128,080	$177,911

(a)
For the Nine Months Ended September 29, 2012, includes an adjustment to the Company’s loan receivable related to the sale of its discontinued Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Geographic Information:  Net revenues summarized by geographic region are as follows:

	Three Months Ended
	September 29, 2012%		October 1, 2011%
Net revenues:
United States	$237,298	38.8%	$241,764	37.5%
Europe	161,464	26.4%	182,265	28.3%
Asia	130,164	21.3%	129,985	20.1%
Mexico, Central and South America	58,812	9.6%	62,848	9.7%
Canada	23,800	3.9%	28,259	4.4%
	$611,538	100.0%	$645,121	100.0%

	Nine Months Ended
	September 29, 2012%		October 1, 2011%
Net revenues:
United States	$733,534	40.9%	$777,552	41.0%
Europe	415,504	23.2%	478,827	25.2%
Asia	384,359	21.5%	370,546	19.5%
Mexico, Central and South America	173,893	9.7%	176,698	9.3%
Canada	83,700	4.7%	95,046	5.0%
	$1,790,990	100.0%	$1,898,669	100.0%

Note 7—Income Taxes

The effective tax rates for the Three Months Ended September 29, 2012 and October 1, 2011 were 34.5% and 18.1% respectively.  The higher effective tax rate for the Three Months Ended September 29, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, as well as certain discrete tax benefits of $8,600 recorded during the Three Months Ended October 1, 2011 that did not recur in the Three Months Ended September 29, 2012. Those discrete tax benefits included (i) a tax benefit recorded during the Three Months Ended October 1, 2011 related to the reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions; and (ii) a tax benefit recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company's tax returns during the Three Months Ended October 1, 2011.

The effective tax rates for the Nine Months Ended September 29, 2012 and October 1, 2011 were 34.7% and 22.0% respectively. The higher effective tax rate for the Nine Months Ended September 29, 2012 primarily reflects (i) a shift in earnings from lower to higher taxing jurisdictions; (ii) a tax benefit of approximately $4,000 recorded during the Nine Months Ended September 29, 2012 resulting from an audit settlement with a foreign tax authority; (iii) a tax benefit of approximately $11,000 recorded during the Nine Months Ended October 1, 2011 due to a favorable tax ruling in a foreign jurisdiction and (iv) certain discrete tax benefits of $8,600 recorded during the Nine Months Ended October 1, 2011 that did not recur in the Nine Months Ended September 29, 2012. During the Nine Month Ended September 29, 2012, the Company recorded a tax benefit in excess of compensation expense related to the exercise of stock options and the vesting of restricted stock of $21,527. During the Nine Months Ended October 1, 2011, the Company had unrealized tax benefits related to share-based compensation, which were offset by the Company's net operating loss carryforwards. Therefore, the Company did not record any amount of those tax benefits to additional paid in capital.

As of September 29, 2012, the Company remains under audit in various taxing jurisdictions. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based upon the Company’s assessment of many factors, including past experience and future events, it is reasonably possible that within the next 12 months the reserve for uncertain tax positions may decrease between $2,000 and $4,000 due to (i) tax positions the Company expects to take during the next 12 months, (ii) the reevaluation of current uncertain tax positions arising from developments in examinations, (iii) the finalization of tax examinations, or (iv) the closure of tax statutes.

Note 8—Employee Benefit and Retirement Plans

 Defined Benefit Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement who have completed service prior to January 1, 2003 (the "Pension Plan"). Participants in the Pension Plan have not earned any additional pension benefits after December 31, 2002. The Company also sponsors defined benefit plans for certain former employees of its United Kingdom and other European entities  (the “Foreign Plans”).  The Foreign Plans were not considered to be material for any period presented in this Form 10-Q. These pension plans are noncontributory and benefits are based upon years of service. The Company also has health care and life insurance plans that provide post-retirement benefits to certain retired domestic employees (the "Post-retirement Plans"). The Post-retirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

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

The Company made contributions of $1,660 and $18,890 to the Pension Plan during the Three and Nine Months Ended September 29, 2012 and $1,650 and $7,150 for the Three and Nine Months Ended October 1, 2011, respectively. The Company’s contributions to the Pension Plan are expected to be $20,250 in total for Fiscal 2012.

The following table includes only the Pension Plan. The Foreign Plans  were not considered to be material for any period presented below. The components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plans
	Three Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$—	$—	$55	$62
Interest cost	2,221	2,334	64	70
Expected return on plan assets	(2,350)	(2,703)	—	—
Amortization of actuarial gain	—	—	(24)	(25)
Net benefit (income) cost (a)	$(129)	$(369)	$95	$107

	Pension Plan		Postretirement Plans
	Nine Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$—	$—	$165	$186
Interest cost	6,663	7,002	192	210
Expected return on plan assets	(7,050)	(8,109)	—	—
Amortization of actuarial gain	—	—	(72)	(75)
Net benefit (income) cost (a)	$(387)	$(1,107)	$285	$321

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

(a)
Net benefit (income) cost does not include costs related to the Foreign Plans of $74 and $223 for the Three and Nine Months Ended September 29, 2012, respectively, and $59 and $176 for the Three and Nine Months Ended October 1, 2011, respectively.

Deferred Compensation Plans

The Company’s liability under the employee deferred compensation plan was $3,013, $4,602 and  $4,185 as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively.  This liability is included in other long-term liabilities. The Company’s cash liability under the director deferred compensation plan was $1,558, $1,237 and $1,068 as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. This liability is included in other long-term liabilities.

Note 9—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 29, 2012, December 31, 2011 and October 1, 2011 are summarized below:

	September 29, 2012	December 31, 2011	October 1, 2011
Foreign currency translation adjustments (a)	$32,577	$21,356	$24,529
Actuarial losses related to post retirement medical plans, net of tax of $1,232 as of September 29, 2012, December 31, 2011 and October 1, 2011	(1,299)	(1,299)	(1,099)
Loss on cash flow hedges, net of taxes of $5,108, $2,930 and $2,175 as of September 29 2012, December 31, 2011 and October 1, 2011, respectively	(8,214)	(3,937)	(3,016)
Other	136	122	7
Total accumulated other comprehensive income	$23,200	$16,242	$20,421

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis, as of September 29, 2012, December 31, 2011 and October 1, 2011:

	September 29, 2012			December 31, 2011			October 1, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency exchange contracts	$—	$429	$—	$—	$5,587	$—	$—	$4,761	$—
Interest Rate Cap Agreement	—	2,654	—	—	6,276	—	—	7,399	—
Liabilities
Foreign currency exchange contracts	$—	$2,339	$—	$—	$532	$—	$—	$495	$—

The following table represents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of September 29, 2012, December 31, 2011 and October 1, 2011. See Note 1 of Notes to Consolidated Financial Statements – Nature of Operations and Summary of Significant Accounting Policies – Long-Lived Assets in the Company’s Annual Report on Form 10-K for Fiscal 2011 for a description of the testing of retail stores and intangible assets for impairment.

	Nine Months Ended			Year Ended			Nine Months Ended
	September 29, 2012			December 31, 2011			October 1, 2011
	Fair Value	(Level 3)	Total (Losses)	Fair Value	(Level 3)	Total (Losses)	Fair Value	(Level 3)	Total (Losses)
Assets
Long-lived assets, retail stores and offices	$76	$76	$(2,867)	$665	$665	$(5,950)	$—	$—	$(1,140)
Long-lived assets, intangible assets	1,500	1,500	(5,285)	3,579	3,579	(35,225)	—	—	—
			$(8,152)			$(41,175)			$(1,140)

The impairment charges for long-lived assets of retail stores and offices relate to leasehold improvements and furniture and fixtures of certain retail stores which were scheduled to close or office space, both of which were part of restructuring plans. Those charges recorded during the Nine Months Ended September 29, 2012, Fiscal 2011 and the Nine Months Ended October 1, 2011 related to (i) the Sportswear Group, including the Company’s CK/Calvin Klein “bridge” business, and Unallocated Corporate; (ii) the Sportswear Group and the Intimate Apparel Group and (iii) the Sportswear Group and Intimate Apparel Group, respectively. See Note 5 of Notes to Consolidated Condensed Financial Statements  - Restructuring Expenses and Other Exit Costs.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

The impairment charges for intangible assets relate to the write off or write down of the carrying values of licenses related to (i) the Company’s decision to cease existing operations of its calvinkleinjeans.com e-commerce site as of June 30, 2012, (ii) a change in estimate during the Nine Months Ended September 29, 2012 of the expected consideration to be paid for the rights received from CKI in connection with the formation of the Company’s joint venture in India and (iii) the Company’s agreement with CKI in which the Company will transition its CK/Calvin Klein “bridge” business back to CKI (see Note 5 of Notes to Consolidated Condensed Financial Statements) and are related to the Sportswear Group.

Note 11— Financial Instruments

The carrying amounts and fair values of the Company's financial instruments as of September 29, 2012, December 31, 2011 and October 1, 2011 are as follows:

		September 29, 2012			December 31, 2011		October 1, 2011
				Level in
	Balance Sheet Location	Carrying Amount	Fair Value	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Accounts receivable	Accounts receivable, net of reserves	$323,719	$323,719		$322,976	$322,976	$341,406	$341,406
Open foreign currency exchange contracts	Prepaid expenses and other current assets	429	429	2	5,587	5,587	4,761	4,761
Interest Rate Cap Agreement	Other assets	2,654	2,654	2	6,276	6,276	7,399	7,399

Liabilities:
Accounts payable	Accounts payable	$173,616	$173,616		$141,797	$141,797	$182,517	$182,517
Short-term debt	Short-term debt	47,393	47,393	1	43,021	43,021	43,355	43,355
Open foreign currency exchange contracts	Accrued liabilities	2,339	2,339	2	532	532	495	495
2011 Term Loan, current portion	Short-term debt	2,000	2,000	2	2,000	1,980	2,000	1,950
2011 Term Loan	Long-term debt	195,500	195,500	2	197,000	195,030	197,500	194,513

See Note 17 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011 for the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Derivative Financial Instruments

Foreign Currency Exchange Forward Contracts

During the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, the Company’s Korean, European, Canadian and Mexican subsidiaries continued their hedging programs, which included foreign exchange forward contracts which were designed to satisfy either up to the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period or payment of 100% of certain minimum royalty and advertising expenses. In addition, during the Nine Months Ended September 29, 2012, one of the Company’s Mexican subsidiaries began a program, using foreign exchange forward contracts, to hedge up to 75% of the royalty payments due on net sales of Calvin Klein Jeans and Calvin Klein Underwear apparel. All of the foregoing forward contracts were designated as cash flow hedges, with gains and losses accumulated on the Consolidated Condensed Balance Sheets in Accumulated Other Comprehensive Income (“AOCI”) and recognized in Cost of Goods Sold, with the exception of the Mexican royalty forward contracts, for which gains and losses released from AOCI are recognized in Selling, general and administrative expense, in the Consolidated Condensed Statement of Operations during the periods in which the underlying transactions occur.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

During the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, the Company also continued hedging programs, which were accounted for as economic hedges, with gains and losses recorded directly in Other loss (income) in the Consolidated Condensed Statements of Operations in the period in which they are incurred. Those hedging programs included foreign currency exchange forward contracts that were designed to fix the number of Euros, Korean won, Canadian dollars, Mexican pesos or Singaporean dollars required to satisfy either (i) the first 50% of U.S. dollar denominated purchases of inventory over a maximum 18-month period; (ii) 50% of intercompany sales of inventory by a Euro functional currency subsidiary to a British subsidiary, whose functional currency is the British pound; or (iii) U.S. dollar denominated intercompany and third-party loans and payables.

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

The following table summarizes the Company’s derivative instruments as of September 29, 2012, December 31, 2011 and October 1, 2011:

		Asset Derivatives				Liability Derivatives
			Fair Value				Fair Value
	Type (a)	Balance Sheet Location	September 29, 2012	December 31, 2011	October 1, 2011	Balance Sheet Location	September 29, 2012	December 31, 2011	October 1, 2011
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	CF	Prepaid expenses and other current assets	$71	$1,308	$1,873	Accrued liabilities	$1,404	$—	$—
Interest Rate Cap Agreement	CF	Other assets	2,654	6,276	7,399		—	—	—
			$2,725	$7,584	$9,272		$1,404	$—	$—
Derivatives not designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts		Prepaid expenses and other current assets	$358	$4,279	$2,888	Accrued liabilities	$935	$532	$495
Total derivatives			$3,083	$11,863	$12,160		$2,339	$532	$495

(a) CF = cash flow hedge

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

The following tables summarize the effect of the Company’s derivative instruments on the Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011:

Derivatives in FASB ASC 815-20 Cash Flow Hedging Relationships	Nature of Hedged Transaction	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (c)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		Three Months Ended			Three Months Ended			Three Months Ended
		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(398)	$900	cost of goods sold	$152	$(47)	other loss/income	$(8)	$35
Foreign exchange contracts	Purchases of inventory (b)	(1,722)	4,216	cost of goods sold	(70)	(1,069)	other loss/income	(16)	149
Interest rate cap	Interest expenses on 2011 Term Loan	(814)	(6,996)	interest expense	(42)	—	other loss/income	—	—
Total		$(2,934)	$(1,880)		$40	$(1,116)		$(24)	$184

		Nine Months Ended			Nine Months Ended			Nine Months Ended
		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Foreign exchange contracts	Minimum royalty and advertising costs (a)	$(82)	$(111)	cost of goods sold	$740	$(708)	other loss/income	$(12)	$16
Foreign exchange contracts	Purchases of inventory (b)	(2,405)	732	cost of goods sold	(323)	(2,807)	other loss/income	(25)	121
Interest rate cap	Interest expenses on 2011 Term Loan	(3,622)	(6,996)	interest expense	(70)	—	other loss/income	—	—
Total		$(6,109)	$(6,375)		$347	$(3,515)		$(37)	$137

(a)
As of September 29, 2012, the amount of minimum royalty costs hedged was $10,445; contracts expire through July 2013. As of October 1, 2011, the amount of minimum royalty costs hedged was $11,366; contracts expired through June 2012.

(b)
As of September 29, 2012, the amount of inventory purchases hedged was $49,175; contracts expire through September 2013.  As of October 1, 2011, the amount of inventory purchases hedged was $44,700; contracts expired through August 2012.

(c)	No amounts were excluded from effectiveness testing.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Derivatives not designated as hedging instruments under FASB ASC 815-20	Nature of Hedged Transaction	Instrument	Amount Hedged	Maturity Date	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
						Three Months Ended	Nine Months Ended
			September 29, 2012			September 29, 2012	September 29, 2012
Foreign exchange contracts (d)	Intercompany sales of inventory	Forward contracts	$15,921	September 2013	other loss/income	$(177)	$(548)
Foreign exchange contracts (e)	Minimum royalty and advertising costs	Forward contracts	12,500	October 2013	other loss/income	(107)	146
Foreign exchange contracts	Intercompany payables	Forward contract	22,500	April 2013	other loss/income	(283)	220
Foreign exchange contracts	Intercompany loans	Forward contracts	34,500	April 2013	other loss/income	(543)	271
Foreign exchange contracts	Intercompany loans	Forward contracts	6,000	August 2013	other loss/income	169	290
Foreign exchange contracts	Intercompany payables	Forward contracts	—	—	other loss/income	(2)	(19)
Total						$(943)	$360

Derivatives not designated as hedging instruments under FASB ASC 815-20	Nature of Hedged Transaction	Instrument	Amount Hedged	Maturity Date	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
						Three Months Ended	Nine Months Ended
			October 1, 2011			October 1, 2011	October 1, 2011
Foreign exchange contracts (d)	Intercompany sales of inventory	Forward contracts	$6,546	July 2012	other loss/income	$(313)	$103
Foreign exchange contracts (e)	Minimum royalty and advertising costs	Forward contracts	10,000	July 2012	other loss/income	723	(260)
Foreign exchange contracts	Intercompany payables	Forward contract	28,000	April 2012	other loss/income	556	(1,844)
Foreign exchange contracts	Intercompany loans	Forward contracts	34,500	November 2011	other loss/income	2,460	859
Foreign exchange contracts	Intercompany loans	Forward contracts	—	—	other loss/income	819	156
Foreign exchange contracts	Intercompany loans	Forward contracts	6,000	July 2012	other loss/income	(495)	(495)
Total						$3,750	$(1,481)

(d)	Forward contracts used to offset 50% of British Pounds-denominated intercompany sales by a subsidiary whose functional currency is the Euro.

(e)
Forward contracts used to offset payment of minimum royalty and advertising costs related to sales of inventory by the Company's foreign subsidiary whose functional currency was the Euro, entered into by Warnaco Inc. on behalf of a foreign subsidiary.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

A reconciliation of the balance of AOCI during the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011 related to cash flow hedges is as follows:

Balance as of January 1, 2011	$(2,331)
Derivative losses recognized	(6,375)
Losses amortized to earnings	3,515
Balance before tax effect on 2011 activity	(5,191)
Tax effect on 2011 activity	2,175
Balance as of October 1, 2011, net of tax	$(3,016)

Balance as of December 31, 2011	$(3,937)
Derivative losses recognized	(6,109)
Gain amortized to earnings	(347)
Balance before tax effect on 2012 activity	(10,393)
Tax effect on 2012 activity	2,179
Balance as of September 29, 2012, net of tax	$(8,214)

See Note 14 of Notes to Consolidated Condensed Financial Statements - Interest Rate Cap Agreement for a reconciliation of the balance of AOCI related to the Interest Rate Cap Agreement, which is included in the reconciliation above.

During the 12 months following September 29, 2012, the net amount of losses recorded in Other Comprehensive Income as of September 29, 2012 that are estimated to be amortized into earnings is $2,316 on a pre-tax basis. During the Nine Months Ended September 29, 2012, the Company expected that all originally forecasted purchases of inventory, payment of minimum royalty and advertising costs, or payment of interest on the 2011 Term Loan, which were covered by cash flow hedges, would occur by the end of the respective originally specified time periods or within two months after that time. Therefore, no amount of gains or losses was reclassified into earnings during the Nine Months Ended September 29, 2012 as a result of the discontinuance of those cash flow hedges.

Note 12—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in-first-out method) or market and are summarized as follows:

	September 29, 2012	December 31, 2011	October 1, 2011
Finished goods	$387,828	$350,010	$390,205
Raw materials	999	825	1,868
	$388,827	$350,835	$392,073

In addition to the amounts of inventory noted above, the Company records deposits related to advance payments to certain third-party suppliers for the future purchase of finished goods. Such deposits are recorded in Prepaid and other current assets on the Company’s Consolidated Condensed Balance Sheets. As of September 29, 2012,  December 31, 2011 and October 1, 2011, the amount of such deposits was $2,457, $4,385 and $4,234, respectively.

See Note 11 of Notes to Consolidated Condensed Financial Statements for details on the Company’s hedging programs related to purchases of inventory.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Note 13—Intangible Assets and Goodwill

 The following tables set forth intangible assets as of September 29, 2012, December 31, 2011 and October 1, 2011 and the activity in the intangible asset accounts for the Nine Months Ended September 29, 2012:

	September 29, 2012			December 31, 2011			October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Licenses for a term (Company as licensee)	$326,719	$108,974	$217,745	$323,950	$99,229	$224,721	$323,422	$61,773	$261,649
Other	34,276	17,273	17,003	34,459	14,932	19,527	35,009	13,978	21,031
	360,995	126,247	234,748	358,409	114,161	244,248	358,431	75,751	282,680
Indefinite-lived intangible assets:
Trademarks	54,415	—	54,415	53,519	—	53,519	54,715	—	54,715
Licenses in perpetuity	22,797	—	22,797	23,113	—	23,113	23,113	—	23,113
	77,212	—	77,212	76,632	—	76,632	77,828	—	77,828
Total Intangible Assets	$438,207	$126,247	$311,960	$435,041	$114,161	$320,880	$436,259	$75,751	$360,508

	Trademarks	Licenses in Perpetuity	Licenses for a Term	Other Finite-lived Intangible Assets	Total
Balance as of December 31, 2011	$53,519	$23,113	$224,721	$19,527	$320,880
Amortization expense (a)	—	—	(9,745)	(2,341)	(12,086)
Translation adjustments	—	—	4,350	(183)	4,167
Tax benefit (provision) (b)	896	(316)	(580)	—	—
Other (c)	—	—	(1,001)	—	(1,001)
Balance as of September 29, 2012	$54,415	$22,797	$217,745	$17,003	$311,960

(a)
Licenses for a Term includes $4,284 related to the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site in the U.S. (see Note 5 of Notes to Consolidated Condensed Financial Statements).

(b)	Relates to the allocation of a tax benefit or tax provision realized for the excess of tax deductible goodwill over book goodwill in certain jurisdictions.

(c)	Relates to a change in estimate of the expected consideration to be paid for the rights received from CKI in connection with the formation of the Company’s joint venture in India.

The following table summarizes the Company's estimated amortization expense for intangible assets for the next five years:

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

2013	$10,123
2014	8,952
2015	8,950
2016	8,928
2017	8,679

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended September 29, 2012:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Goodwill balance as of December 31, 2011	$134,395	$4,911	$642	$139,948
Translation adjustments	879	52	—	931
Other (a)	166	58	—	224
Goodwill balance as of September 29, 2012	$135,440	$5,021	$642	$141,103
 (a) Relates to the acquisition of the business of one of the Company's distributors in the People's Republic of China.during the Three Months Ended September 29, 2012.

Note 14—Debt

Debt was as follows:

	September 29, 2012	December 31, 2011	October 1, 2011
Short-term debt:
2011 Term Loan -current	$2,000	$2,000	$2,000
CKJEA Notes payable and Other	44,696	43,021	43,355
2008 Credit Agreements	—	—	—
Premium on interest rate cap - current	2,697	2,492	2,418
	49,393	47,513	47,773
Long-term debt:
2011 Term Loan	195,500	197,000	197,500
Premium on interest rate cap	9,799	11,477	12,052
	205,299	208,477	209,552
Total Debt	$254,692	$255,990	$257,325

2011 Term Loan Agreement

On June 17, 2011, Warnaco Group, Warnaco, Calvin Klein Jeanswear Company (“CK Jeans”), an indirect wholly-owned subsidiary of Warnaco Group, and Warnaco Swimwear Products Inc. (“Warnaco Swimwear”), an indirect wholly-owned subsidiary of Warnaco Group, entered into a term loan agreement (the “2011 Term Loan Agreement”) and the term loan thereunder (the “2011 Term Loan”) with the financial institutions which are the lenders thereunder (the “Lenders”). Warnaco, CK Jeans and Warnaco Swimwear are co-borrowers on a joint and several basis under the 2011 Term Loan Agreement (the “Borrowers”). The 2011 Term Loan matures on June 17, 2018. As of September 29, 2012, there was $197,500 in term loans outstanding under the 2011 Term Loan Agreement.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election, including a base rate (as defined in the 2011 Term Loan Agreement) plus a margin of 1.75% or at LIBOR (with a floor of 1.00%) plus a margin of 2.75%, in each case, on a per annum basis. As of September 29, 2012, December 31, 2011 and October 1, 2011, the interest rate on the entire balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counter-party”), effective July 29, 2011, on a notional amount of $120,000 (the “Interest Rate Cap Agreement”), which is a series of 27 individual caplets that reset and settle quarterly over the period from October 31, 2011 to April 30, 2018.  The effect of the Interest Rate Cap Agreement is to limit the interest rate payable on average over the term of the Interest Rate Cap Agreement to 5.6975% per annum with respect to the portion of the 2011 Term Loan that equals the notional amount of the Interest Rate Cap Agreement.

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

As of September 29, 2012, December 31, 2011 and October 1, 2011, the fair value of the Interest Rate Cap Agreement was $2,654, $6,276 and $7,399, respectively, which was recorded in Other assets. As of September 29, 2012, December 31, 2011 and October 1, 2011, the balance of Deferred premium on the Interest Rate Cap Agreement that was recorded in Short-term debt and in Long-term debt is presented in the table above.

A reconciliation of the balance of AOCI during the Nine Months Ended September 29, 2012 related to the Interest Rate Cap Agreement is as follows:

Balance as of December 31, 2011, net of tax	$(4,848)
Change in fair value of interest rate cap	(3,622)
Initial fair value of maturing caplets	70
Balance as of September 29, 2012, pre-tax	(8,400)
Tax effect	1,448
Balance as of September 29, 2012, net of tax	$(6,952)

Interest expense recognized on the Interest Rate Cap Agreement during the Nine Months Ended September 29, 2012 is as follows:

Initial fair value of maturing caplets	$70
Accretion of deferred premium	306
Total	$376

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

As of September 29, 2012, the 2008 Credit Agreement had interest rate options (dependent on the amount borrowed and the repayment period) of (i) 3.75%, based on a base rate plus 0.50%, or (ii) 1.84%, based on LIBOR plus 1.50%. The 2008 Canadian Credit Agreement had interest rate options of (i) 3.50%, based on the prime rate announced by Bank of America (acting through its Canada branch) plus 0.50%,  or (ii) 2.69%, based on the BA Rate (as defined below) plus 1.50%, in each case, on a per annum basis.  The BA Rate is defined as the annual rate of interest quoted by Bank of America (acting through its Canada branch) for bankers’ acceptances in Canadian dollars for a face amount similar to the amount of the loan and for a term similar to the applicable interest period.

As of September 29, 2012, the Company had no loans and approximately $37,089 in letters of credit outstanding under the 2008 Credit Agreement, leaving approximately $161,368 of availability.  As of September 29, 2012, there were no loans and $3,501 in letters of credit outstanding under the 2008 Canadian Credit Agreement and the available line of credit was approximately $19,091.

CKJEA Notes and Other Short-Term Debt

One of the Company’s European businesses has short-term notes payable (the “CKJEA Notes”). The total amounts of CKJEA Notes payable of $40,511 as of September 29, 2012, $36,648 as of December 31, 2011 and $39,027 as of October 1, 2011 each consist of short-term revolving notes with a number of banks at various interest rates (primarily Euro LIBOR plus 3.5% as of September 29, 2012 and December 31, 2011 and Euro LIBOR plus 1.0% as of October 1, 2011). The weighted average effective interest rate for the outstanding CKJEA Notes payable was 3.87% as of September 29, 2012, 4.00% as of December 31, 2011 and 3.14% as of October 1, 2011. All of the CKJEA Notes payable are short-term and were renewed during the Nine Months Ended September 29, 2012 for additional terms of no more than 120 days.

In addition, as of September 29, 2012, December 31, 2011 and October 1, 2011, the Company’s Brazilian subsidiary, WBR, had lines of credit with several banks, with total outstanding balances of $3,125, $6,373 and $4,328, respectively, recorded in Short-term debt in the Company’s Consolidated Condensed Balance Sheets or Consolidated Balance Sheets, which were secured by approximately equal amounts of WBR’s trade accounts receivable. In addition, as of September 29, 2012, WBR had outstanding short-term loans with several Brazilian banks totaling $1,059, with a weighted average interest rate of 10.00%.

During September 2011, one of the Company's Asian subsidiaries entered into a short-term $25,000 revolving credit facility with one lender (the "Asian Credit Facility") to be used for working capital and general corporate purposes.  The Asian Credit Facility bears interest of 1.75% over one-month LIBOR, which is due monthly. At the end of each month, amounts outstanding under the Asian Credit Facility may be carried forward for further one-month periods for up to one year. The Asian Credit Facility was renewed in September 2012 and may be renewed annually in the future. The Asian Credit Facility is subject to certain terms and conditions customary for a credit facility of this type and may be terminated at any time at the discretion of the lender. There were no borrowings as of December 31, 2011 or September 29, 2012 or during the Three and Nine Months Ended September 29, 2012.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Note 15—Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of September 29, 2012, December 31, 2011 and October 1, 2011.

Share Repurchase Programs

During September 2011, the Company’s Board of Directors approved a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200,000 of the Company’s outstanding common stock. All repurchases under the 2011 Share Repurchase Program will be made in a manner consistent with the terms of the Company’s applicable debt instruments. During the Three Months Ended September 29, 2012, the Company did not repurchase any shares under the 2011 Share Repurchase Program. During the Nine Months Ended September 29, 2012, the Company repurchased 200,000 shares under the 2011 Share Repurchase Program for $8,826 (based on an average of $44.13 per share), leaving $179,847 of common stock to be repurchased.

On May 12, 2010, the Company’s Board of Directors authorized a share repurchase program (the “2010 Share Repurchase Program”) for the repurchase of up to 5,000,000 shares of the Company’s common stock. During the Nine Months Ended October 1, 2011, the Company repurchased 4,060,842 shares of its common stock under the 2010 Share Repurchase Program for $205,800 (based on an average of $50.68 per share). There are no shares of the Company’s common stock available for repurchase under the 2010 Share Repurchase Program.

Stock Incentive Plans

The Company granted 17,817 and 351,210 stock options during the Three and Nine Months Ended September 29, 2012 and 12,050 and 360,900 stock options during the Three and Nine Months Ended October 1, 2011, respectively.  The fair values of stock options granted during the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011 were estimated as of the dates of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average risk free rate of return (a)	0.51%	0.71%	0.62%	1.62%
Dividend yield	—	—	—	—
Expected volatility of the market price of the Company's common stock	56.0%	57.7%	56.0%	57.7%
Expected option life (years)	4.1	4.1	4.1	4.1

(a)  Based on the quoted yield for U.S. five-year treasury bonds as of the date of grant.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock-based compensation expense before income taxes:
Stock options	$1,437	$1,566	$5,128	$6,938
Restricted stock grants	1,738	3,165	7,999	14,277
Total	3,175	4,731	13,127	21,215
Income tax benefit:
Stock options	500	532	1,746	2,407
Restricted stock grants	641	1,121	2,156	4,776
Total	1,141	1,653	3,902	7,183
Stock-based compensation expense after income taxes:
Stock options	937	1,034	3,382	4,531
Restricted stock grants	1,097	2,044	5,843	9,501
Total	$2,034	$3,078	$9,225	$14,032

A summary of stock option award activity under the Company’s stock incentive plans as of and for the Nine Months Ended September 29, 2012 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,886,925	$38.35
Granted	351,210	55.90
Exercised	(598,062)	28.36
Forfeited / Expired	(76,541)	50.94
Outstanding as of September 29, 2012	1,563,532	$45.49
Options Exercisable as of September 29, 2012	910,438	$39.76

A summary of the activity for unvested restricted share/unit awards under the Company’s stock incentive plans (excluding Performance Awards, as defined below) as of and for the Nine Months Ended September 29, 2012 is presented below:

	Restricted shares/units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	859,766	$39.77
Granted	210,806	55.63
Vested	(268,026)	29.34
Forfeited	(57,673)	48.56
Unvested as of September 29, 2012	744,873	$47.19

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

The calculation of simulated TSR’s under the Monte Carlo model for the Remaining Measurement Period for Performance Awards granted on March 6, 2012 and on March 1, 2011 included the following assumptions:

	March 6, 2012	March 1, 2011
Weighted average risk free rate of return	0.38%	1.07%
Dividend yield	—%	—%
Expected volatility - Company (a)	38.26%	61.50%
Expected volatility - Peer Companies	28.3% - 74.8%	38.2% - 113.4%
Remaining measurement period (years)	2.82	2.83

(a) Expected volatility - Company for Performance Awards granted on March 6, 2012 and on March 1, 2011 is based on a Remaining Measurement Period of 2.82 years and 2.83 years, respectively.

The Company recorded compensation expense for the Performance Awards during the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011 based on the performance condition.

Performance Award activity for the Nine Months Ended September 29, 2012 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	154,500	$49.65
Granted	55,557	56.54
Forfeited	(3,683)	56.16
Unvested as of September 29, 2012	206,374	$51.39

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Note 16—Supplemental Cash Flow Information

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash paid (received) during the period for:
Interest expense	$11,393	$8,606
Interest income	(1,450)	(1,525)
Income taxes, net of refunds received	50,174	51,323
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	7,230	4,930

Note 17—Income per Common Share

The following table presents the calculation of both basic and diluted income per common share attributable to Warnaco Group common shareholders, giving effect to participating securities. The Company has determined that based on a review of its share-based awards, only its restricted stock awards, including earned performance shares, are deemed participating securities, which participate equally with common shareholders. The weighted average restricted stock outstanding was 505,665 shares and 622,969 shares for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively and 534,727 shares and 639,980 shares for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively. Undistributed income allocated to participating securities is based on the proportion of restricted stock outstanding to the sum of weighted average number of common shares outstanding attributable to Warnaco Group common shareholders and restricted stock outstanding for each period presented below.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Numerator for basic and diluted income per common share:
Income from continuing operations attributable to Warnaco Group common shareholders and participating securities	$41,130	$48,788
Less: allocation to participating securities	(502)	(718)
Income from continuing operations attributable to Warnaco Group common shareholders	$40,628	$48,070

Loss from discontinued operations, net of tax, attributable to Warnaco Group common shareholders and participating securities	$(2)	$(4,177)
Less: allocation to participating securities	—	61
Loss from discontinued operations attributable to Warnaco Group common shareholders	$(2)	$(4,116)

Net income attributable to Warnaco Group common shareholders and participating securities	$41,128	$44,611
Less: allocation to participating securities	(502)	(656)
Net income attributable to Warnaco Group common shareholders	$40,626	$43,955

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	40,908,995	41,713,958

Income per common share from continuing operations	$0.99	$1.15
Loss per common share from discontinued operations	—	(0.10)
Net income per common share	$0.99	$1.05

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	40,908,995	41,713,958
Effect of dilutive securities:
Stock options and restricted stock units	589,359	867,142
Weighted average number of shares and share equivalents used in computing income per common share	41,498,354	42,581,100

Income per common share from continuing operations	$0.98	$1.13
Loss per common share from discontinued operations	—	(0.10)
Net income per common share	$0.98	$1.03

Number of anti-dilutive "out-of-the-money" stock options outstanding (a)	889,209	355,200

 (a)  Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and, therefore, not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Numerator for basic and diluted income per common share:
Income from continuing operations attributable to Warnaco Group common shareholders and participating securities	$83,637	$138,886
Less: allocation to participating securities	(1,082)	(2,033)
Income from continuing operations attributable to Warnaco Group common shareholders	$82,555	$136,853

Income (Loss) from discontinued operations, net of tax, attributable to Warnaco Group common shareholders and participating securities	$3,023	$(4,741)
Less: allocation to participating securities	(39)	69
Income (Loss) from discontinued operations attributable to Warnaco Group common shareholders	$2,984	$(4,672)

Net income attributable to Warnaco Group common shareholders and participating securities	$86,660	$134,145
Less: allocation to participating securities	(1,121)	(1,964)
Net income attributable to Warnaco Group common shareholders	$85,539	$132,181

Basic income per common share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing income per common share	40,800,528	43,076,120

Income per common share from continuing operations	$2.02	$3.18
Income (Loss) per common share from discontinued operations	0.08	(0.11)
Net income per common share	$2.10	$3.07

Diluted income per share attributable to Warnaco Group common shareholders:
Weighted average number of common shares outstanding used in computing basic income per common share	40,800,528	43,076,120
Effect of dilutive securities:
Stock options and restricted stock units	725,277	947,526
Weighted average number of shares and share equivalents used in computing income per common share	41,525,805	44,023,646

Income per common share from continuing operations	$1.99	$3.11
Income (Loss) per common share from discontinued operations	0.07	(0.11)
Net income per common share	$2.06	$3.00

Number of anti-dilutive "out-of-the-money" stock options outstanding (a)	625,906	327,950

(a)  Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and, therefore, not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

Note 18—Legal Matters

Lejaby Claims: On August 18, 2009, Palmers Textil AG (“Palmers”) filed an action against the Company in Le Tribunal de Commerce de Paris (The Paris Commercial Court), alleging that the Company made certain misrepresentations in the sale agreement, sought to declare the sale null and void, claimed monetary damages in an unspecified amount and sought other relief (the “Palmers Suit”). On February 13, 2012, Le Tribunal de Commerce de Paris dismissed the Palmers Suit and awarded the Company €100 in costs.  On March 12, 2012, Palmers appealed the judgment. The Company had a litigation reserve of $3,700 related to the Palmers Suit, which was included in Liabilities of discontinued operations as of December 31, 2011. During the Nine Months Ended September 29, 2012, the Company reversed the litigation reserve for the Palmers Suit because the Company believes that no amounts will be due related to this matter. The reversal of the litigation reserve of $3,700 is included in discontinued operations in the accompanying Consolidated Condensed Statements of Operations for the Nine Months Ended September 29, 2012.

Lejaby Receivables:    As a result of the Company’s sale of its Lejaby business to Palmers on March 10, 2008, the Company had a non-interest bearing loan receivable from Palmers (which loan was recorded on a discounted basis and for which interest income was imputed) as well as another receivable related to working capital adjustments associated with such sale. Both the loan receivable and the receivable related to working capital adjustments were included in Other long-term assets on the Company’s Consolidated Condensed Balance Sheets. The carrying value of the loan, including imputed interest, was $13,800 and the working capital receivable was $3,700 prior to any write-downs. During the Nine Months Ended September 29, 2012, the Company received certain information which indicated that all or a portion of the receivables from Palmers might not be collectible. As of September 29, 2012, based upon its best estimate from the available information, the Company reduced the carrying value of the loan receivable, including accrued interest, from $13,800 to $1,900, which represents the Company's best estimate of net realizable value. The charge of $11,900, which includes the reversal of $3,800 of previously recorded interest income, was recorded as Other expense on the Company’s Consolidated Condensed Statements of Operations during the Nine Months Ended September 29, 2012. The charge was recorded to Other expense because the note was the original form of payment under the terms of the purchase agreement and adjustment of such note subsequent to the disposal date was not directly related to the disposal of the Lejaby business and, accordingly, does not affect the determination of the related gain or loss at the disposal date. The Company wrote-off the $3,700 receivable related to the working capital receivable due to uncertainty of collection. The charge resulting from the write-off of the working capital receivable was recorded in discontinued operations because the working capital adjustment was directly related to the disposal of the Lejaby business and the amount of the write-off represents the resolution of a purchase price adjustment.

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

Note 19 — Commitments and Contingencies

The contractual obligations and commitments in existence as of September 29, 2012 did not differ materially from those disclosed as of December 31, 2011 in the Company’s Annual Report on Form 10-K for Fiscal 2011, except for the following changes, which occurred during the Nine Months Ended September 29, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$18,557	$15,046	$12,370	$9,836	$7,481	$9,325	$72,615
Other contractual obligations	6,154	826	602	133	188	1,148	9,051
Total	$24,711	$15,872	$12,972	$9,969	$7,669	$10,473	$81,666

As of September 29, 2012, in the ordinary course of business, the Company had open purchase orders with suppliers of approximately $395,772, of which $182,078 are payable in Fiscal 2012 and $213,694 are payable in 2013.

As of September 29, 2012, the Company was also party to outstanding hedging instruments (see Note 11 of Notes to Consolidated Condensed Financial Statements).

THE WARNACO GROUP, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Currencies in thousands, excluding per share amounts)
(Unaudited)

As of September 29, 2012, the Company remains under audit in various taxing jurisdictions (see Note 7 of Notes to Consolidated Condensed Financial Statements for a discussion related to the Company’s reserve for uncertain tax positions).

Note 20-Subsequent Event

On October 31, 2012, the Company announced that it had entered into an Agreement and Plan of Merger, dated October 29, 2012 (the “Merger Agreement”), with PVH Corp. (“PVH”) and Wand Acquisition Corp., a wholly owned subsidiary of PVH (“Merger Sub”), pursuant to which, and subject to the terms and conditions therein, Merger Sub will merge with and into the Company and the Company will become a wholly owned subsidiary of PVH. At the effective time of the merger, each outstanding share of the Company's common stock, other than dissenting shares or shares held by PVH, the Company or their respective subsidiaries, will be converted into the right to receive $51.75 in cash and .1822 of a share of PVH common stock (equivalent to $20.04 based upon a closing price of PVH stock of $109.99 on October 31, 2012).

Certain costs related to the proposed merger, such as advisor legal and accounting fees, are payable by the Company whether or not the proposed acquisition is completed, and in certain circumstances, the Company could be required to pay a termination fee of $100 million if the merger does not occur. The merger is subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions. For a more detailed description of the Merger Agreement, please refer to the Current Report on Form 8−K filed by the Company on November 2, 2012.

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

The Company operates on a 52/53 week fiscal year basis ending on the Saturday closest to December 31. As such, the period from January 1, 2012 to December 29, 2012 (“Fiscal 2012”), the period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) and the period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) each contained 52 weeks of operations. Additionally,  the period from July 1, 2012 to September 29, 2012 (the “Three Months Ended September 29, 2012 ”) and the period from July 3, 2011 to October 1, 2011 (the “Three Months Ended October 1, 2011”) each contained 13 weeks of operations and the period from January 1, 2012 to September 29, 2012 (the “Nine Months Ended September 29, 2012 ”) and the period from January 2, 2011 to October 1, 2011 (the “Nine Months Ended October 1, 2011”) each contained 39 weeks of operations.

The Company has three operating segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group. These groupings reflect the manner in which the Company’s business is managed and the manner in which the Company’s CEO, who is the chief operating decision maker, reviews the Company’s business.

During the Nine Months Ended September 29, 2012, the Company continues to be in the process of consolidating its sourcing/design/merchandising functions related to Calvin Klein Jeans, which are currently located in both Europe and New York, entirely to New York. As a result, during the Three and Nine Months Ended September 29, 2012, $1.0 million and $1.3 million, respectively, of related costs have been classified as unallocated corporate expenses and such costs have not been allocated to the Sportswear Group (see Note 6 of Notes to Consolidated Condensed Financial Statements for further details). The total amount of these costs is expected to be approximately $5.5 million.

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

Overview

On October 31, 2012, the Company announced that it had entered into an Agreement and Plan of Merger, dated October 29, 2012 (the “Merger Agreement”), with PVH Corp. (“PVH”) and Wand Acquisition Corp., a wholly owned subsidiary of PVH (“Merger Sub”), pursuant to which, and subject to the terms and conditions therein, Merger Sub will merge with and into the Company and the Company will become a wholly owned subsidiary of PVH. At the effective time of the merger, each outstanding share of the Company's common stock, other than dissenting shares or shares held by PVH, the Company or their respective subsidiaries, will be converted into the right to receive $51.75 in cash and .1822 of a share of PVH common stock (equivalent to $20.04 based upon a closing price of PVH stock of $109.99 on October 31, 2012).

Certain costs related to the proposed merger, such as advisor legal and accounting fees, are payable by the Company whether or not the proposed acquisition is completed, and in certain circumstances, the Company could be required to pay a termination fee of $100 million if the merger does not occur. The Merger is subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions. For a more detailed description of the Merger Agreement, please refer to the Current Report on Form 8−K filed by the Company on November 2, 2012.

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

The Company's mission is to become the leading global apparel and accessories company by growing its powerful brands and by being consumer, brand and product focused. In order to accomplish its mission, the Company has identified the following key strategic objectives.

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

During the Nine Months Ended September 29, 2012, the Company increased the number of Calvin Klein retail stores in Europe, Asia, South America and the U.S., net of store closures, by 92 retail stores (consisting of an addition of 4 outlet stores, 65 concession /shop-in-shop stores and 24 full price stores, partially offset by the cessation of the Company’s existing operations of its calvinkleinjeans.com e-commerce site in the U.S.). As of September 29, 2012, the Company operated (i) 1,851 Calvin Klein retail stores worldwide (consisting of 409 free-standing stores (including 287 full-price and 122 outlet stores), 1,441 concession /shop-in-shop stores and one Calvin Klein Underwear on-line store) and (ii) one Speedo® on-line store.

Retail net revenues from sales of Calvin Klein products decreased $5.3 million to $178.9 million for the Three Months Ended September 29, 2012 compared to $184.2 million for the Three Months Ended October 1, 2011 and represented 29.2% and 28.5% of the Company’s net revenues for those respective periods.
Retail net revenues from sales of Calvin Klein products increased $3.5 million to $525.4 million for the Nine Months Ended September 29, 2012 compared to $521.9 million for the Nine Months Ended October 1, 2011, and represented 29.3% and 27.5% of the Company’s net revenues for those respective periods.

•
Gain market share in heritage businesses. The Company’s heritage businesses include Chaps®, Warner’s and Olga (both of which are included in Core Intimates) and Speedo® brands. During the past five years, the Company has focused on managing the existing product lines of the heritage businesses for profitability. The Company’s strategy is to achieve growth of the heritage businesses through gains in market share, while maintaining operating margins. The Company believes it can achieve gains in market share through expansion of the number of product lines, improvements in style of products, and increases in the channels, and to the customer base, in which the heritage brands are sold.

•
Better alignment of organization with strategies. The Company believes that in order to achieve its strategic objectives it must build a more consumer-centric culture with strong customer relationships and an increased focus on product quality and style. To that end, the Company has recently made key organizational changes. Specifically, the Company created and filled the positions of Chief Merchandising Officer and Chief Commercial Officer for its Calvin Klein Jeans businesses. In addition,  the Company is in the process of centralizing its design and merchandising functions and streamlining its planning and production operations.

Net Revenues

The Company’s net revenues decreased $33.6 million, or 5.2%, to $611.5 million for the Three Months Ended September 29, 2012 compared to $645.1 million for the Three Months Ended October 1, 2011 and decreased $107.7 million or 5.7%, to $1.8 billion for the Nine Months Ended September 29, 2012 compared to $1.9 billion for the Nine Months Ended October 1, 2011. The decreases in net revenues for those respective periods include the unfavorable effect of foreign currency fluctuations, which resulted in decreases in net revenues of $30.7 million and $65.6 million, respectively. Thus, on a constant currency basis, net revenue for the Three Months Ended September 29, 2012 decreased $2.9 million from net revenue for the Three Months Ended October 1, 2011 and for the Nine Months Ended September 29, 2012 net revenue decreased $42.1 million from net revenue for the Nine Months Ended October 1, 2011 (see Non-GAAP Measures, below).

On a business segment basis, the decrease in net revenues for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 was due to:

•
a decrease of $20.6 million in the Company’s Sportswear Group (which primarily reflects the negative effect of fluctuations in foreign currency exchange rates in Europe, and Mexico and Central and South America combined with poor macroeconomic conditions in the Company’s operations in those geographies as well as in the U.S.); and

•
a decrease of $15.7 million in the Intimate Apparel Group (which primarily reflects macroeconomic weakness in Europe, the U.S., Mexico and Central and South America and Canada and the negative effect of fluctuations in foreign currency exchange rates in all of those geographies, partially offset by strong sales of Calvin Klein Bold brand of men’s underwear, which was launched in March 2012);

•
partially offset by an increase of $2.7 million in the Swimwear Group (which primarily reflects the Company’s strategy in the U.S. of focusing its Speedo business more on its  higher margin customers and less on its lower margin customers).

 On a business segment basis, the decrease in net revenues for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 was due to:

•
a decrease of $80.5 million in the Company’s Sportswear Group (which primarily reflects continued weakness in the Company’s U.S and European operations, the negative effects of fluctuations in foreign currency exchange rates in Europe and a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012 associated with sales in the off-price channel, partially offset by increases in net revenues in other regions, primarily in Asia;

•
a decrease of $28.1 million in the Intimate Apparel Group (which primarily reflects macroeconomic weakness in Europe, Asia, Mexico and Central and South America and Canada and the negative effect of fluctuations in foreign currency exchange rates in all those geographies, partially offset by an increase in net revenues in Asia, primarily due to the expansion of the distribution network in the People's Republic of China, and worldwide strong sales of Calvin Klein Bold brand of men’s underwear, which was launched in March 2012);

•
partially offset by an increase of $0.9 million in the Swimwear Group (which primarily reflects the Company’s strategy in the U.S. of focusing its Speedo business more on its higher margin customers and less on its lower margin customers). As a result of this strategy, net revenues have increased during the Nine Months Ended September 29, 2012. Those increases were partially offset by a decrease in net revenues of Calvin Klein swimwear in Europe.

On a channel basis, the decline in net revenues for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 includes decreases in:

•
the wholesale channel of $29.0 million, in the Sportswear Group and the Intimate Apparel Group, primarily in the U.S., Europe, and Mexico and Central and South America, which reflects a decrease of $16.5 million due to the unfavorable effect of fluctuations in foreign currency exchange rates; and

•
the retail channel of $4.6 million, including (i) a decrease of $0.4 million  (0.3%) in comparable store sales, primarily as a result of a decrease in Spain, which the Company believes is primarily due to poor macroeconomic conditions in Southern Europe, and in Korea, partially offset by an increase in comparable store sales in Hong Kong; (ii) a decrease of $14.2 million due to the unfavorable effect of fluctuations in foreign currency exchange rates, partially offset by (iii) an increase in retail net revenues of $10.0 million due to the net addition of 138,400 square feet of retail space from October 2, 2011 through September 29, 2012.  The increase in retail space includes space for both the Sportswear Group and the Intimate Apparel Group and includes the opening of additional Calvin Klein international retail stores and the acquisition of the businesses of certain of the Company's distributors in Macau, Malaysia and the People's Republic of China. The total amount of the Company’s retail space was 1.2 million square feet worldwide as of September 29, 2012 compared to 1.0 million square feet as of October 1, 2011.

 On a channel basis, the decline in net revenues for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 includes:

•
a decrease in the wholesale channel of $111.9 million, primarily in the Sportswear Group and the Intimate Apparel Group in the U.S. and Europe which reflects a decrease of $36.0 million due to the unfavorable effect of fluctuations in foreign currency exchange rates; and

•
an increase of $4.2 million in the retail channel, which partially offset the decrease in wholesale net revenues. The increase in the retail channel includes: (i) an increase in retail net revenues of $38.6 million due to the net addition of 138,400 square feet of retail space in the period from October 2, 2011 through September 29, 2012.  The increase in retail space includes space for both the Sportswear Group and the Intimate Apparel Group and includes the opening of additional Calvin Klein international retail stores and the acquisition of the businesses of certain of the Company's distributors in Macau, Malaysia and the People's Republic of China; partially offset by (ii) a 1.2% ($4.8 million) decrease in comparable store sales ($397.6 million for the Nine Months Ended September 29, 2012 compared to $402.4 million for the Nine Months Ended October 1, 2011, primarily as a result of decreases in Korea, the People's Republic of China and Spain, which the Company believes are primarily due to poor macroeconomic conditions in Asia and southern Europe and a general decline in the retail apparel industry in those regions, partially offset by an increase in comparable store sales in Hong Kong, northern Europe and Mexico and Central and South America ; and (iii) a decrease of $29.6 million due to the unfavorable effect of fluctuations in foreign currency exchange rates.

Operating Income

The Company’s operating income increased $1.9 million, or 3.0%, to $66.7 million for the Three Months Ended September 29, 2012 compared to $64.8 million for the Three Months Ended October 1, 2011, reflecting increases in the Intimate Apparel Group ($2.6 million), the Swimwear Group ($2.9 million) and expense reductions (primarily associated with reductions in employee compensation) in Corporate/other ($1.0 million), partially offset by a decline in the Sportswear Group ($4.6 million). Operating income includes restructuring charges and other exit costs of $8.0 million for the Three Months Ended September 29, 2012 and $7.5 million for the Three Months Ended October 1, 2011 (see Liquidity and Capital Resources – Restructuring and Note 5 of Notes to Consolidated Condensed Financial Statements).  The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations resulted in a $0.2 million decrease in operating income for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011.

The Company’s operating income decreased $35.3 million, or 18.9%, to $151.7 million for the Nine Months Ended September 29, 2012 compared to $187.0 million for the Nine Months Ended October 1, 2011, reflecting declines in the Sportswear Group ($56.8 million) and in the Intimate Apparel Group ($6.5 million), partially offset by an increase in the Swimwear Group ($6.6 million) and expense reductions (primarily associated with reductions in employee compensation) in Corporate/other ($21.4 million). Operating income includes restructuring charges and other exit costs of $30.8 million for the Nine Months Ended September 29, 2012 and $19.0 million for the Nine Months Ended October 1, 2011. The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations resulted in a $0.7 million increase in operating income for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011.

During the Nine Months Ended September 29, 2012, the decline in operating income was primarily related to a decrease in net revenues. The decline in operating income was partially mitigated by (i) the stabilization or decline of product and freight costs during the Three Months Ended September 29, 2012 and (ii) the decline in selling, general and administrative costs, which resulted from the Company's focus on reducing those costs (see Selling, General and Administrative Expenses, below). The Company expects that product costs will continue to stabilize or decline during the remainder of Fiscal 2012. During the first half of Fiscal 2012, the Company was able to partially mitigate the increased product and freight costs in certain geographic markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods and by implementing other sourcing initiatives.

Earnings per Share

For the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011, income from continuing operations per diluted share decreased 13.3% to $0.98 per diluted share (from $1.13 per diluted share). For the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, income from continuing operations per diluted share decreased 36.0% to $1.99 per diluted share (from $3.11 per diluted share), including an increase of $0.04 per diluted share due to the favorable effect of fluctuations in foreign currencies.

Balance Sheet

As of September 29, 2012, the Company’s balance sheet included cash and cash equivalents of $311.0 million and total debt of $254.7 million compared to $179.3 million and $257.3 million, respectively, as of October 1, 2011.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Dollars in thousands, except per share amounts)

Operating income, as reported (GAAP)	$66,702	$64,756	$151,721	$187,009
Restructuring charges and pension income (a)	7,974	7,238	30,667	18,060
Acquisition expense (b)	750	—	750	—
Operating income, as adjusted (non-GAAP)	$75,426	$71,994	$183,138	$205,069

Income from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$41,130	$48,788	$83,637	$138,886
Restructuring charges and pension, net of income tax (a)	6,096	5,486	22,479	12,825
Acquisition expense (b)	505		505
Lejaby loan receivable (c)	—	—	12,040	—
Taxation adjustment (d)	375	(8,202)	(3,171)	(16,528)
Income from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$48,106	$46,072	$115,490	$135,183

Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as reported (GAAP)	$0.98	$1.13	$1.99	$3.11
Restructuring charges and pension , net of income tax (a)	0.15	0.13	0.54	0.29
Acquisition expense (b)	0.01		0.01
Lejaby loan receivable (c)	—	—	0.29	—
Taxation adjustment (d)	0.01	(0.19)	(0.08)	(0.37)
Diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders, as adjusted (non-GAAP)	$1.15	$1.07	$2.75	$3.03

(a)
For all periods presented, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of restructuring charges and pension income. Restructuring charges (on a pre-tax basis) were $8.0 million and $30.8 million for the Three and Nine Months Ended September 29, 2012, respectively, and $7.5 million and $19.0 million for the Three and Nine Months Ended October 1, 2011, respectively. Pension income (on a pre-tax basis) was $0.1 million and $0.2 million for the Three and Nine Months Ended September 29, 2012, respectively, and $0.3 million and $0.9 million for the Three and Nine Months Ended October 1, 2011, respectively. The income tax rates used to compute the income tax effect related to this adjustment correspond to the local statutory tax rates of the reporting entities that incurred restructuring charges or recognized pension income.

(b)
For the Three and Nine Months Ended September 29, 2012, this adjustment seeks to present operating income, income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effects of acquisition expense related to the Company's proposed merger with a wholly-owned subsidiary of PVH Corp. as noted in the table above. The income tax rate used to compute the income tax effect related to this adjustment corresponds to the statutory tax rate in the U.S.

(c)
For the Nine Months Ended September 29, 2012, this adjustment seeks to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders without the effect of the adjustment to the loan receivable related to the Company’s discontinued Lejaby business. This adjustment was recorded in other income/expense within income from continuing operations on the Company’s Consolidated Condensed Financial Statements (see Note 18 of Notes to Consolidated Condensed Financial Statements). The reporting entity that recorded this adjustment has a 0% local statutory tax rate.

(d)
 For the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011, this adjustment reflects an additional amount required in order to present income from continuing operations attributable to Warnaco Group common shareholders and diluted earnings per share from continuing operations attributable to Warnaco Group common shareholders at the Company’s forecasted normalized tax rates for Fiscal 2012 (32.7%) and Fiscal 2011 (31.1%), respectively. The Company’s forecasted normalized tax rates for both Fiscal 2012 and Fiscal 2011 exclude the effects of restructuring charges, pension income and certain tax adjustments related to either changes in estimates in prior period tax provisions or adjustments for certain discrete tax items.  Adjustments for discrete items reflect the federal, state and foreign tax effects related to: 1) income taxes associated with legal entity reorganizations and restructurings; 2) tax provision or benefit resulting from statute expirations or the finalization of income tax examinations; and 3) other adjustments not considered part of the Company's core business activities.

For 2011, this adjustment primarily reflects the following:

a. The exclusion of a $10.9 million tax benefit recorded during the Nine Months Ended October 1, 2011 associated with the recognition of pre-2004 net operating losses in a foreign jurisdiction as result of receiving a favorable ruling from that country's taxing authority during the second quarter of 2011;
b. The exclusion of a $7.3 million tax benefit recorded during the Three Months Ended October 1, 2011 related to the reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions; and
c. The exclusion of a $1.3 million tax benefit recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company's tax returns during the Three Months Ended October 1, 2011.

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

Earnings per Share – As Adjusted

On an adjusted (non-GAAP) basis, for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011, income from continuing operations per diluted share increased 7.5% to $1.15 per diluted share (from$1.07 per diluted share). For the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, income from continuing operations per diluted share decreased 9.2% to $2.75 per diluted share (from $3.03 per diluted share).

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

	NET REVENUES ON A CONSTANT CURRENCY BASIS
	(in thousands of dollars)

	Three Months Ended September 29, 2012			Nine Months Ended September 29, 2012
	GAAP As Reported	Impact of Foreign Currency Exchange	Non-GAAP Constant Currency	GAAP As Reported	Impact of Foreign Currency Exchange	Non-GAAP Constant Currency
By Segment:
Sportswear Group	$337,377	$(21,252)	$358,629	$903,208	$(43,573)	$946,781
Intimate Apparel Group	232,203	(8,527)	240,730	667,206	(19,106)	686,312
Swimwear Group	41,958	(961)	42,919	220,576	(2,912)	223,488
Net revenues	$611,538	$(30,740)	$642,278	$1,790,990	$(65,591)	$1,856,581

By Region:
United States	$237,298	$—	$237,298	$733,534	$—	$733,534
Europe	161,464	(19,292)	180,756	415,504	(34,972)	450,476
Asia	130,164	(2,113)	132,277	384,359	(3,998)	388,357
Mexico, Central and South America	58,812	(8,975)	67,787	173,893	(24,269)	198,162
Canada	23,800	(360)	24,160	83,700	(2,352)	86,052
Total	$611,538	$(30,740)	$642,278	$1,790,990	$(65,591)	$1,856,581

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the Nine Months Ended September 29, 2012, there were no significant changes to the Company’s critical accounting policies from those described in the Company’s Annual Report on Form 10-K for Fiscal 2011.

Recent Accounting Pronouncement

During July 2012, the FASB issued Accounting Standards Update 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material effect on its financial position, results of operations and cash flows.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011.  The results of the Company's discontinued operations are included in "Income (Loss) from discontinued operations, net of taxes" for all periods presented.

	Three Months Ended September 29, 2012	% of Net Revenues	Three Months Ended October 1, 2011	% of Net Revenues	Nine Months Ended September 29, 2012	% of Net Revenues	Nine Months Ended October 1, 2011	% of Net Revenues
	(in thousands of dollars)

Net revenues	$611,538	100%	$645,121	100%	$1,790,990	100%	$1,898,669	100%
Cost of goods sold	344,581	56.3%	365,412	56.6%	1,017,609	56.8%	1,065,552	56.1%
Gross profit	266,957	43.7%	279,709	43.4%	773,381	43.2%	833,117	43.9%
Selling, general and administrative expenses	197,773	32.3%	212,000	32.9%	609,738	34%	637,491	33.6%
Amortization of intangible assets	2,537	0.4%	3,263	0.5%	12,086	0.7%	9,548	0.5%
Pension income	(55)	—%	(310)	—%	(164)	—%	(931)	—%
Operating income	66,702	10.9%	64,756	10.0%	151,721	8.5%	187,009	9.8%
Other loss	13		1,357		12,638		498
Interest expense	4,614		4,986		13,708		11,142
Interest income	(831)		(986)		(2,705)		(2,542)
Income from continuing operations before provision for income taxes and redeemable non-controlling interest	62,906		59,399		128,080		177,911
Provision for income taxes	21,676		10,770		44,489		39,184

Income from continuing operations before redeemable non-controlling interest	41,230		48,629		83,591		138,727
Income (loss) from discontinued operations, net of taxes	(2)		(4,177)		3,023		(4,741)
Net income	41,228		44,452		86,614		133,986
Less: income (loss) attributable to redeemable non-controlling interest	100		(159)		(46)		(159)
Net income attributable to Warnaco Group	$41,128		$44,611		$86,660		$134,145

Net Revenues

Net revenues by segment were as follows:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)

Sportswear Group	$337,377	$357,935	$(20,558)	(5.7)%	$903,208	$983,695	$(80,487)	(8.2)%
Intimate Apparel Group	232,203	247,880	(15,677)	(6.3)%	667,206	695,317	(28,111)	(4.0)%
Swimwear Group	41,958	39,306	2,652	6.7%	220,576	219,657	919	0.4%
Net revenues	$611,538	$645,121	$(33,583)	(5.2)%	$1,790,990	$1,898,669	$(107,679)	(5.7)%

Net revenues by channel of distribution were as follows:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
United States - wholesale
Department stores and independent retailers	10%	9%	8%	8%
Specialty stores	7%	6%	8%	7%
Chain stores	8%	7%	8%	7%
Mass merchandisers	1%	1%	2%	2%
Membership clubs	2%	3%	4%	5%
Off price and other	10%	11%	10%	11%
Total United States - wholesale	38%	37%	40%	40%
International - wholesale	32%	34%	30%	32%
Retail (a)	30%	29%	30%	28%
Net revenues - consolidated	100%	100%	100%	100%

(a)
For the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, 97.9% and 98.5%, respectively, and for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011,  98.1% and 98.3%, respectively, of retail net revenues were derived from the Company’s international operations.

	Net Revenues
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)

Wholesale	$429,834	$458,877	$(29,043)	(6.3)%	$1,258,325	$1,370,212	$(111,887)	(8.2)%
Retail	181,704	186,244	(4,540)	(2.4)%	532,665	528,457	4,208	0.8%
Total	$611,538	$645,121	$(33,583)	(5.2)%	$1,790,990	$1,898,669	$(107,679)	(5.7)%

Net revenues by geography were as follows:

	Net Revenues
	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)

United States	$237,298	$241,764	$(4,466)	(1.8)%	$733,534	$777,552	$(44,018)	(5.7)%
Europe	161,464	182,265	(20,801)	(11.4)%	415,504	478,827	(63,323)	(13.2)%
Asia	130,164	129,985	179	0.1%	384,359	370,546	13,813	3.7%
Mexico, Central and South America	58,812	62,848	(4,036)	(6.4)%	173,893	176,698	(2,805)	(1.6)%
Canada	23,800	28,259	(4,459)	(15.8)%	83,700	95,046	(11,346)	(11.9)%
	$611,538	$645,121	$(33,583)	(5.2)%	$1,790,990	$1,898,669	$(107,679)	(5.7)%

The number of retail stores operated by the Company as of September 29, 2012, December 31, 2011 and October 1, 2011 was as follows:

	September 29, 2012				December 31, 2011				October 1, 2011
	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total	Asia	Europe	Americas	Total
Segments / Brands
Sportswear - Calvin Klein Jeans
Number of Owned Full Price Stores	96	55	31	182	80	55	23	158	73	47	19	139
Number of Owned Outlet Stores	14	45	4	63	11	44	2	57	11	44	1	56
Number of Concession / Shop-in-shop Stores	257	191	82	530	280	136	62	478	271	98	32	401
Total Number of Stores	367	291	117	775	371	235	87	693	355	189	52	596

Intimate Apparel - Calvin Klein Underwear
Number of Owned Full Price Stores	58	24	23	105	50	25	30	105	46	23	30	99
Number of Owned Outlet Stores	10	43	6	59	8	42	11	61	8	41	12	61
Number of Concession / Shop-in-shop Stores	261	469	—	730	259	459	—	718	257	441	—	698
Total Number of Stores	329	536	29	894	317	526	41	884	311	505	42	858

Swimwear - Calvin Klein Swimwear
Number of Owned Full Price Stores	—	—	—	—	—	—	—	—	—	—	—	—
Number of Owned Outlet Stores	—	—	—	—	—	—	—	—	—	—	—	—
Number of Concession / Shop-in-shop Stores	—	181	—	181	—	180	—	180	—	178	—	178
Total Number of Stores	—	181	—	181	—	180	—	180	—	178	—	178

Total Company*
Number of Owned Full Price Stores	154	79	54	287	130	80	53	263	119	70	49	238
Number of Owned Outlet Stores	24	88	10	122	19	86	13	118	19	85	13	117
Number of Concession / Shop-in-shop Stores	518	841	82	1,441	539	775	62	1,376	528	717	32	1,277
Total Number of Stores	696	1,008	146	1,850	688	941	128	1,757	666	872	94	1,632

Total Square Footage (thousands)	521.4	525.0	110.1	1,156.5	449.2	516.4	121.4	1,087	420.4	486.9	110.8	1,018.1

* In addition to the stores above, the Company operated one Calvin Klein Underwear on-line store and one Speedo on-line store as of September 29, 2012 and one Calvin Klein Jeans on-line store, one Calvin Klein Underwear on-line store and one Speedo on-line store as of December 31, 2011 and October 1, 2011.

The effect of fluctuations in foreign currency exchange rates on net revenues was a decrease of $30.7 million for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 and a decrease of $65.6 million for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011.  See Overview, above.

During the Three and Nine Months Ended September 29, 2012, the Company’s top five customers accounted for $118.4 million (19.4% of Company net revenue) and $366.2 million (20.4% of Company net revenue), respectively, as compared to $124.9 million (19.4% of Company net revenue) and $381.3 million (20.1% of Company net revenue), respectively, for the Three and Nine Months Ended October 1, 2011. During the Three and Nine Months Ended September 29, 2012 and the Three and Nine Months Ended October 1, 2011, no one customer accounted for 10% or more of the Company’s net revenues.

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$170,502	$198,311	$(27,809)	(14.0)%	$425,226	$524,905	$(99,679)	(19.0)%
Chaps	61,835	54,842	6,993	12.8%	159,919	155,064	4,855	3.1%
Sportswear wholesale	232,337	253,153	(20,816)	(8.2)%	585,145	679,969	(94,824)	(13.9)%
Calvin Klein Jeans retail	105,040	104,782	258	0.2%	318,063	303,726	14,337	4.7%
Sportswear Group (a)	$337,377	$357,935	$(20,558)	(5.7)%	$903,208	$983,695	$(80,487)	(8.2)%
________________________________

(a)
Includes net revenues of $41.1 million and $47.6 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $107.9 million and $118.9 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively, related to the Calvin Klein accessories business in Europe, Asia, Canada and in Mexico and Central and South America.  Those amounts include net revenues of Calvin Klein “bridge” accessories of $20.5 million and $26.3 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $48.4 million and $60.8 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively. See Note 5 of Notes to Consolidated Condensed Financial Statements - Restructuring and Other Exit Activities for a discussion of the Company’s and CKI’s (as defined below) agreement whereby the Company will transition its “bridge” business back to CKI.

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Sportswear Group net revenues decreased $20.5 million to $337.4 million for the Three Months Ended September 29, 2012 from $357.9 million for the Three Months Ended October 1, 2011.  Sportswear Group net revenues from international operations decreased $19.1 million and from domestic operations decreased $1.4 million. The decrease in international net revenues includes a $21.3 million decrease due to the unfavorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans decreased $27.5 million overall. Wholesale net revenues of Calvin Klein Jeans decreased $27.8 million (including a decrease of $18.9 million from international operations and an $8.9 million decline in the U.S.). The decrease in international wholesale net revenues was primarily driven by decreases of $12.9 million in Europe, $4.5 million in Mexico and Central and South America and $1.1 million in Canada and was primarily due (in constant currency) to the following:

(i)
a decrease in Europe primarily due to a more promotional environment combined with decreased sales of Calvin Klein Jeans apparel and accessories to department, specialty and independent stores and distributors, which the Company believes reflects deteriorating macroeconomic conditions, particularly in southern Europe. The Company believes that its actions in creating and filling Chief Commercial Officer and Chief Merchandising Officer positions and transitioning its sourcing/design/merchandising function to New York should address the weakness in its Calvin Klein Jeans business; and

(ii)    a decrease in Canada primarily due to a decrease in sales to specialty stores,

partially offset by

(iii)
an increase in Mexico and Central and South America primarily due to an increase in sales to membership clubs and specialty stores and increased penetration within existing customers, which was more than offset by the unfavorable effect of fluctuations in foreign currency exchange rates and a decline in sales to department stores.

The decrease in the U.S. was primarily due to decreased sales volume to department stores, outlet stores and the off-price channel, which primarily reflects continuing weakness in the Company’s men’s and women’s businesses. The decrease in the off-price channel primarily reflects a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012. Those decreases were partially offset by increased sales to membership clubs.

Net revenues from Calvin Klein Jeans retail sales increased $0.3 million (including increases of $1.9 million in Mexico and Central and South America and $0.5 million in Asia, partially offset by decreases of $1.3 million in Canada and $0.8 million in Europe).  The increase in retail net revenues was primarily due (in constant currency) to (i) the addition of new stores opened and acquired by the Company during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012; (ii) the conversion of wholesalers to retailers in Macau, Malaysia and the People’s Republic of China and (iii) the effect of an overall 2.1% increase in comparable store sales ($82.6 million for the Three Months Ended September 29, 2012 and $80.9 million for the Three Months Ended October 1, 2011), predominantly reflecting increases in Europe and Mexico and Central and South America and a decrease in Asia. The increase in retail net revenues due to (i) through (iii) above were partially offset by the closure of stores in Canada during Fiscal 2011 and in Korea during Fiscal 2012.

Net revenues from Chaps increased $7.0 million, primarily reflecting an increase of $7.5 million in the U.S. The increase in the U.S. was mainly due to increased sales volume to department stores, membership clubs and the off-price channel. The increases were primarily due to new product offerings and more promotional sales. The increases were partially offset by decreased sales volume to chain stores primarily due to a shift in timing of shipments (certain shipments were accelerated into the third quarter of Fiscal 2011 from the fourth quarter of Fiscal 2011, whereas comparable shipments are expected to occur in the fourth quarter of Fiscal 2012).

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Sportswear Group net revenues decreased $80.5 million to $903.2 million for the Nine Months Ended September 29, 2012 from $983.7 million for the Nine Months Ended October 1, 2011.  Sportswear Group net revenues from international operations decreased $30.2 million and from domestic operations decreased $50.3 million. The decrease in international net revenues includes a $43.6 million decrease due to the unfavorable effect of fluctuations in certain foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Jeans decreased $85.3 million overall. Wholesale sales of Calvin Klein Jeans decreased $99.7 million (including a decrease of $46.4 million from international operations and a decrease of $53.3 million in the U.S.). The decrease in international wholesale net revenues was primarily driven by decreases of $37.0 million in Europe, $5.1 million in Mexico and Central and South America, $2.4 million in Asia and $1.9 million in Canada and was primarily due (in constant currency) to the following:

(i)
a decrease in Europe primarily due to a more promotional environment combined with decreased sales of Calvin Klein Jeans apparel and accessories to department, specialty and independent stores and distributors and to the off-price channel, which the Company believes reflects deteriorating macroeconomic conditions, particularly in southern Europe. The Company believes that its actions in creating and filling Chief Commercial Officer and Chief Merchandising Officer positions and transitioning its sourcing/design/merchandising function to New York should address the weakness in its Calvin Klein Jeans business.;

(ii)
a decrease in Asia primarily due to (a) the conversion of wholesalers to retailers in Macau, Malaysia and the People's Republic of China; (b) the termination of under-performing distributors in Korea and (c) deteriorating macroeconomic conditions in Korea and in other regions of Asia. Those decreases were partially offset by an increase in sales in the People’s Republic of China, primarily related to the expansion of the distribution network in that country; and

(iii)	a decrease in Canada primarily due to a decline in sales to specialty and independent stores;

partially offset by

(iv)   an increase in Mexico and Central and South America primarily due to an increase in sales to department stores, membership clubs, the off-price channel and specialty stores, coupled with increased penetration within existing customers, which was more than offset by the unfavorable effect of fluctuations in foreign currency exchange rates.

The decrease in the U.S. was primarily due to decreased sales volume to department stores, membership clubs and the off-price channel, which primarily reflects continuing weakness in the Company’s men’s and women’s businesses. In addition, declines in the off-price channel also reflect (i) a shift in timing of shipments (certain shipments occurred in the fourth quarter of Fiscal 2011 rather than the first quarter of Fiscal 2012 whereas comparable shipments occurred in the first quarter of Fiscal 2011) and (ii) a strategic decision by the Company to reduce sales in order to reduce royalty penalties during Fiscal 2012 associated with sales in the off-price channel.

Net revenues from Calvin Klein Jeans retail sales increased $14.4 million (primarily including increases of $10.9 million in Asia, $1.6 million in Europe and $6.0 million in Mexico and Central and South America, partially offset by a decrease of $3.9 million in Canada).  The increase in retail net revenues was primarily due (in constant currency) to (i) the addition of new stores opened and acquired by the Company during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012; (ii) the conversion of wholesalers to retailers in Macau, Malaysia and the People’s Republic of China and (iii) the effect of an overall 1.1% increase in comparable store sales ($229.6 million for the Nine Months Ended September 29, 2012 and $227.2 million for the Nine Months Ended October 1, 2011), predominantly reflecting increases in Europe and in Mexico and Central and South America and a decrease in Asia. The increase in retail net revenues due to (i) through (iii) above were partially offset by the closure of stores in Canada during Fiscal 2011 and in Korea during Fiscal 2012.

Net revenues from Chaps increased $4.8 million, primarily reflecting an increase of $3.3 million in the U.S. and an increase of $1.9 million in Canada. The increase in the U.S. was mainly due to increased sales volume to department stores, membership clubs and specialty stores, primarily due to new product offerings and more promotional sales, partially offset by an increase in customer allowances. Increases in those channels were partially offset by decreased sales to the off-price channel. The increase in Canada primarily reflects increased sales volume to department stores and the off-price channel as well as a shift in timing of shipments to membership clubs (certain shipments occurred in the first quarter of Fiscal 2012 whereas comparable shipments occurred in the fourth quarter of Fiscal 2011).

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$115,985	$130,769	$(14,784)	(11.3)%	$329,310	$346,588	$(17,278)	(5.0)%
Core Intimates	45,688	42,220	3,468	8.2%	136,918	139,932	(3,014)	(2.2)%
Intimate Apparel wholesale	161,673	172,989	(11,316)	(6.5)%	466,228	486,520	(20,292)	(4.2)%
Calvin Klein Underwear retail	70,530	74,891	(4,361)	(5.8)%	200,978	208,797	(7,819)	(3.7)%
Intimate Apparel Group	$232,203	$247,880	$(15,677)	(6.3)%	$667,206	$695,317	$(28,111)	(4.0)%

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Intimate Apparel Group net revenues decreased $15.7 million to $232.2 million for the Three Months Ended September 29, 2012 from $247.9 million for the Three Months Ended October 1, 2011.  Intimate Apparel Group net revenues from domestic operations decreased $6.3 million and from international operations decreased $9.4 million. The decrease in international net revenues includes an $8.5 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear decreased $19.1 million overall. Calvin Klein Underwear wholesale sales decreased $14.8 million, reflecting a decrease of $5.2 million from international operations and a decrease of $9.6 million in the U.S.

The decrease in international wholesale net revenue was primarily driven by decreases of $3.0 million in Europe and $2.8 million in Mexico and Central and South America and was primarily due (in constant currency) to the following:

(i)
in Europe, primarily due to decreased sales of women's products, which the Company believes is mainly due to the poor macroeconomic conditions, particularly in southern Europe, partially offset by an increase in sales of men's products primarily due to a change in packaging of basic styles; and

(ii)	in Mexico and Central and South America, primarily due to decreased sales to membership clubs.

The decrease in the U.S. was primarily due to decreased sales to membership clubs and the off-price channel of both men’s and women’s products. The decrease in the off-price channel was primarily due to a shift in timing of shipments (shipments occurred in the second quarter of Fiscal 2012, whereas comparable shipments occurred in the third quarter of Fiscal 2011). Those decreases were partially offset by an increase in sales volume of men's products to department stores, which is primarily attributable to continued strong sales of the Calvin Klein Bold men’s product line, which was launched in March 2012, and to a change in packaging of basic styles of men's underwear. Decreased overall sales were partially offset by a decrease in customer allowances.

Net revenues from Calvin Klein Underwear retail sales decreased $4.3 million (primarily related to a decrease of $3.3 million in Europe and $1.5 million in Canada). The decrease in net revenues was primarily due (in constant currency) to store closings in Canada during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012 and in Asia (Korea) in Fiscal 2012 and to an overall decline of 2.4% in comparable store sales ($59.7 million for the Three Months Ended September 29, 2012 and $61.1 million for the Three Months Ended October 1, 2011). The Company believes the decline in comparable store sales primarily reflects deteriorating macroeconomic conditions in southern Europe and Asia and a general decline in the retail apparel industry in those regions. Those decreases were partially offset by increases due primarily to the effect of new stores opened and acquired by the Company during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012. The decrease in comparable store sales noted above was partially offset by increases in Mexico and Central and South America and northern Europe.

Net revenues from Core Intimates increased $3.4 million, primarily reflecting an increase of $3.2 million in sales volume in the U.S. in chain stores, department stores and membership clubs, partially offset by a decline in sales to the off- price channel. Those changes primarily reflect a larger number of new products during the Three Months Ended September 29, 2012, despite a decrease in sales to a mid-tier department store as it transitions to a new pricing and merchandising strategy.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Intimate Apparel Group net revenues decreased $28.1 million to $667.2 million for the Nine Months Ended September 29, 2012 from $695.3 million for the Nine Months Ended October 1, 2011.  Intimate Apparel Group net revenues from domestic operations increased $0.8 million and from international operations decreased $28.9 million. The decrease in international net revenues includes a $19.1 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Calvin Klein Underwear decreased $25.1 million overall. Calvin Klein Underwear wholesale sales decreased $17.3 million, reflecting a decrease of $20.0 million from international operations, partially offset by an increase of $2.7 million in the U.S.

The decrease in international wholesale net revenue was primarily driven by decreases of $14.5 million in Europe, $1.8 million in Canada and $7.1 million in Mexico and Central and South America, partially offset by an increase of $3.4 million in Asia and was primarily due (in constant currency) to the following:

(i)
in Europe, primarily due to (i) decreased sales to customers in department, specialty and independent stores and to the off-price channel, which the Company believes is mainly due to deteriorating macroeconomic conditions, particularly in southern Europe and (ii) no comparable launch of new products in 2012 compared to the corresponding period in 2011 when the ck one brand was launched;

(ii)
in Mexico and Central and South America, primarily due to a decrease in sales to membership clubs, department stores and specialty stores, partially offset by an increase in sales to the off-price channel; and

(iii)
in Canada, primarily related to timing of shipments to membership clubs (certain shipments are expected to occur in the fourth quarter of Fiscal 2012 whereas comparable shipments occurred in the second quarter of Fiscal 2011), partially offset by increased sales to independent and department stores;

partially offset by an increase

(iv)
in Asia primarily due to the expansion of the distribution network in the People’s Republic of China, partially offset by a decrease due to the conversion of wholesalers to retailers in Macau, Malaysia and the People’s Republic of China.

The increase in the U.S. was primarily due to increased sales of men’s products to department stores, specialty stores, outlet stores and the off-price channel, primarily attributable to continued strong sales of the Calvin Klein Bold men’s product line, which was launched in March 2012, and to a change in packaging of basic styles of men's underwear. Increased sales to those channels was partially offset by a decrease in sales of men’s products to membership clubs. Sales of women’s products decreased, particularly to department stores and the off-price channel, which were partially offset by increased sales to outlet stores.

Net revenues from Calvin Klein Underwear retail sales decreased $7.8 million (primarily related to decreases of $7.8 million in Europe and $3.6 million in Canada, partially offset by increases of $2.1 million in Asia and $1.3 million in Mexico). The decrease in net revenues was primarily due (in constant currency) to store closings in Canada during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012 and in Asia (Korea) in Fiscal 2012, and to an overall decline of 2.9% in comparable store sales ($161.5 million for the Nine Months Ended September 29, 2012 and $166.4 million for the Nine Months Ended October 1, 2011). The Company believes the decline in comparable store sales  primarily reflects deteriorating macroeconomic conditions in southern Europe and Asia and a general decline in the retail apparel industry in those regions. Those decreases were partially offset by increases in sales mainly due to the effect of new stores opened and acquired by the Company during the fourth quarter of Fiscal 2011 and the first nine months of Fiscal 2012. The decrease in comparable store sales was partially offset by increases in Mexico and Central and South America, Hong Kong and northern Europe.

Net revenues from Core Intimates decreased $3.0 million, primarily reflecting a decrease of $2.0 million in the U.S. and $1.6 million in Canada. The decrease in the U.S. was primarily due to a decline in sales volume in the department store, mass merchandise and off- price channels, partially offset by an increase in sales to membership clubs and chain stores. Those changes primarily reflect the timing and number of new products as well as a decrease in sales to a mid-tier department store during the Nine Months Ended September 29, 2012 as it transitions to a new pricing and merchandising strategy. The decrease in Canada was mainly due to a decline in sales to the mass merchandise channel.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Increase (Decrease)	% Change	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$33,073	$29,594	$3,479	11.8%	$186,420	$177,439	$8,981	5.1%
Calvin Klein	2,751	3,141	(390)	(12.4)%	20,532	26,284	(5,752)	(21.9)%
Swimwear wholesale	35,824	32,735	3,089	9.4%	206,952	203,723	3,229	1.6%
Swimwear retail (a)	6,134	6,571	(437)	(6.7)%	13,624	15,934	(2,310)	(14.5)%
Swimwear Group	$41,958	$39,306	$2,652	6.7%	$220,576	$219,657	$919	0.4%

(a)
Includes $3.3 million and $4.5 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $6.4 million and $9.4 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively, related to Calvin Klein retail swimwear.

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Swimwear Group net revenues increased $2.7 million to $42.0 million for the Three Months Ended September 29, 2012 from $39.3 million for the Three Months Ended October 1, 2011.  Swimwear Group net revenues from domestic operations increased $3.2 million and from international operations decreased $0.5 million. The decrease in international net revenues includes a $1.0 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

 Net revenues from Speedo wholesale increased $3.5 million, primarily due to an increase of $2.8 million in the U.S. During the Three Months Ended September 29, 2012, the U.S. business continued its strategy of increasing sales volume to team dealers, specialty stores and sporting goods stores, which yield higher gross margins, and decreasing sales volume to membership clubs, discounters and the off-price channel, which carry lower gross margins. The transition to this new strategy, which began during the first quarter of Fiscal 2012, resulted in an increase in overall net revenues of Speedo wholesale during the Three Months Ended September 29, 2012. In addition, net revenues of Speedo products are expected to increase throughout the remainder of Fiscal 2012 due to the launch of new products.

The $0.4 million decrease in net revenues from Swimwear retail included a 16.2% decrease in comparable store sales ($3.6 million for the Three Months Ended September 29, 2012 and $4.3 million for the Three Months Ended October 1, 2011).  The decrease in net revenues was due primarily to decreases in Europe and was driven by the poor macroeconomic conditions in southern Europe. Those decreases were partially offset by an increase in the Company's e-commerce site in the U.S., primarily due to the 2012 Olympic Games.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Swimwear Group net revenues increased $0.9 million to $220.6 million for the Nine Months Ended September 29, 2012 from $219.7 million for the Nine Months Ended October 1, 2011.  Swimwear Group net revenues from international operations decreased $4.5 million and from domestic operations increased $5.4 million. The decrease in international net revenues includes a $2.9 million decrease due to the unfavorable effect of fluctuations in foreign currency exchange rates. See Overview, above.

Net revenues from Speedo wholesale increased $9.0 million, including an increase of $8.0 million in the U.S. and an increase of $1.7 million in Mexico and Central and South America, partially offset by a decrease in Canada of $0.7 million. During the Nine Months Ended September 29, 2012, the U.S. business adopted a strategy of increasing sales volume to team dealers, specialty stores and sporting goods stores, which yield higher gross margins, and decreasing sales volume to membership clubs, discounters and the off-price channel, which carry lower gross margins. The transition to this new strategy resulted in an increase in overall net revenues of Speedo wholesale during the Nine Months Ended September 29, 2012. In addition, net revenues of Speedo products are expected to increase throughout the remainder of Fiscal 2012 due to the launch of new products. The increase in Mexico and Central and South America was primarily due to increased sales to specialty stores and membership clubs.

Net revenues from Calvin Klein swimwear wholesale decreased $5.8 million, primarily due to decreases of $3.6 million in the U.S. and $2.4 million in Europe. The decline in the U.S. reflects a decrease in sales to department stores and membership clubs. In addition, poor macroeconomic conditions in southern Europe and the U.S. contributed to the decline in net revenues.

The $2.3 million decrease in net revenues from Swimwear retail included a 27.5% decrease in comparable store sales ($6.4 million for the Nine Months Ended September 29, 2012 and $8.9 million for the Nine Months Ended October 1, 2011).  The decrease in net revenues was due mainly to decreases in Europe and was driven by the poor macroeconomic conditions in southern Europe. Those decreases were partially offset by an increase in the Company's e-commerce site in the U.S., primarily due to the 2012 Olympic Games.

Gross Profit

Gross profit was as follows:

	Three Months Ended September 29, 2012	% of Brand Net Revenues	Three Months Ended October 1, 2011	% of Brand Net Revenues	Nine Months Ended September 29, 2012	% of Brand Net Revenues	Nine Months Ended October 1, 2011	% of Brand Net Revenues
	(in thousands of dollars)

Sportswear Group	$137,759	40.8%	$148,677	41.5%	$369,554	40.9%	$419,639	42.7%
Intimate Apparel Group	115,279	49.6%	117,164	47.3%	321,574	48.2%	333,315	47.9%
Swimwear Group	14,911	35.5%	13,868	35.3%	83,591	37.9%	80,163	36.5%
Unallocated Corporate / other expenses (a)	(992)	nm	—	nm	(1,338)	nm	—	nm
Total gross profit	$266,957	43.7%	$279,709	43.4%	$773,381	43.2%	$833,117	43.9%

(a)
See Note 6 of Notes to Consolidated Condensed Financial Statements – Business Segments and Geographic Information for a discussion of the Company’s decision to consolidate the Company’s sourcing/design/merchandising functions related to Calvin Klein Jeans.

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Gross profit was $267.0 million, or 43.7% of net revenues, for the Three Months Ended September 29, 2012 compared to $279.7 million, or 43.4% of net revenues, for the Three Months Ended October 1, 2011. An increase in gross margin primarily reflects a decrease in customer allowances coupled with a decrease in product and freight costs and a favorable sales mix. During the Three Months Ended September 29, 2012, product costs began to stabilize and decline. Gross profit for the Three Months Ended September 29, 2012 includes a decrease of $13.4 million due to the unfavorable effects of foreign currency fluctuations.

Sportswear Group gross profit decreased $10.9 million, and gross margin decreased 70 basis points, for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011, reflecting an $0.8 million increase in the domestic business and an $11.7 million decrease in international operations. The increase in the domestic business gross margin primarily reflects a favorable sales mix in Chaps, primarily related to increased sales volume to department stores and other higher margin channels and decreased sales to the off-price channel and to decreased product costs. The decrease in international operations gross margin primarily reflects a net reduction in net revenues coupled with an unfavorable wholesale sales mix and increased customer allowances.

Intimate Apparel Group gross profit decreased $1.9 million and gross margin increased 230 basis points for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011, reflecting a $3.3 million decrease in international operations and a $1.4 million increase in the domestic business. Domestic gross margin increased primarily due to a favorable sales mix in both Calvin Klein Underwear and Core Intimates, lower costs in Calvin Klein Underwear and stabilized costs in Core Intimates, partially offset by an unfavorable product mix in Core Intimates. The increase in gross margin from international operations primarily reflects a favorable sales mix and stable product costs, partially offset by an increase in customer allowances and discounts in the Company’s businesses in Europe and Asia.

Swimwear Group gross profit increased $1.0 million and gross margin increased 20 basis points for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011, reflecting a $1.6 million increase in the domestic business and a $0.6 million decrease in international operations. The increase in gross margin primarily relates to the domestic business and reflects increased pricing and sales volume, a favorable sales mix and a favorable product mix, as a result the Company’s strategy, as described above.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Gross profit was $773.4 million, or 43.2% of net revenues, for the Nine Months Ended September 29, 2012 compared to $833.1 million, or 43.9% of net revenues, for the Nine Months Ended October 1, 2011. Declines in gross margin primarily reflect an increase in customer allowances coupled with an increase in product and freight costs and an unfavorable sales mix. The increases in product costs that occurred during the first half of Fiscal 2012 began to stabilize and decline during the Three Months Ended September 29, 2012. During the first half of Fiscal 2012, the Company was able to partially mitigate the cost increases in certain markets in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods. Gross profit for the Nine Months Ended September 29, 2012 includes a decrease of $28.0 million due to the unfavorable effects of foreign currency fluctuations.

Sportswear Group gross profit decreased $50.1 million, and gross margin decreased 180 basis points, for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, reflecting a $24.7 million decrease in the domestic business and a $25.4 million decrease in international operations. The decrease in the domestic business gross margin primarily reflects a reduction in Calvin Klein Jeans sales volume, an unfavorable sales mix and an increase in customer allowances in Chaps. The decrease in international operations gross margin primarily reflects a net reduction in net revenues coupled with an unfavorable wholesale sales mix and an increase in customer allowances and discounts in the Company’s businesses in Asia.

Intimate Apparel Group gross profit decreased $11.7 million and gross margin increased 30 basis points for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, reflecting a $13.3 million decrease in international operations and a $1.6 million increase in the domestic business. Domestic gross margin increased in Calvin Klein Underwear primarily due to a favorable sales mix and increased sales volume, which was partially offset by a decline in gross margin in Core Intimates primarily related to an unfavorable product mix. The increase in gross margin from international operations was primarily due to a favorable sales mix, stable product costs and a decrease in customer allowances and discounts in the Company’s businesses in Europe, partially offset by an increase in customer discounts in Asia.

Swimwear Group gross profit increased $3.4 million and gross margin increased 140 basis points for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, reflecting a $6.9 million increase in the domestic business and a $3.5 million decrease in international operations. The increase in gross margin primarily relates to the domestic business and reflects increased pricing and sales volume, a favorable sales mix and a favorable product mix, as a result the Company’s strategy, as described above.

Selling, General and Administrative Expenses

	Three Months Ended September 29, 2012	% of Brand Net Revenues	Three Months Ended October 1, 2011	% of Brand Net Revenues	Nine Months Ended September 29, 2012	% of Brand Net Revenues	Nine Months Ended October 1, 2011	% of Brand Net Revenues
	(in thousands of dollars)

Sportswear Group	$106,037	31.4%	$111,646	31.2%	$326,623	36.2%	$322,453	32.8%
Intimate Apparel Group	73,659	31.7%	78,010	31.5%	223,224	33.5%	228,468	32.9%
Swimwear Group	15,338	36.6%	17,335	44.1%	55,531	25.2%	58,738	26.7%
Corporate	2,738	na	5,009	na	4,360	na	27,832	na
Total SG&A	$197,773	32.3%	$212,000	32.9%	$609,738	34.0%	$637,491	33.6%

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Selling, General and Administrative (“SG&A”) expenses decreased $14.2 million to $197.8 million (32.3% of net revenues) for the Three Months Ended September 29, 2012 compared to $212.0 million (32.9% of net revenues) for the Three Months Ended October 1, 2011. SG&A for the Three Months Ended September 29, 2012 includes a decrease of $13.2 million due to the favorable effects of foreign currency fluctuations.

The $5.6 million decrease in Sportswear Group SG&A for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 includes:

(i)
an increase of $0.9 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, and in Mexico and Central and South America, partially offset by a decrease due to the consolidation of warehouses in Europe;

(ii)	a decrease of $2.3 million in marketing expenses, primarily due to decreased sales, upon which the amount of advertising costs are contractually determined; and

(iii)
a decrease in administrative expenses of $4.2 million, primarily related to decreases in restructuring charges  ($0.4 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), foreign exchange gains ($2.5 million) and employee compensation ($1.6 million), partially offset by increases in other general administrative expenses ($0.3 million).

The $4.3 million decrease in Intimate Apparel Group SG&A for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 includes:

(i)	a decrease of $1.3 million in selling and distribution expenses primarily associated with decreased retail sales and wholesale units distributed and the consolidation of warehouses in Europe;

(ii)
a decrease of $2.7 million in marketing expenses, primarily related to less spending on advertising campaigns during the third quarter of Fiscal 2012 compared to the amount of spending on the global launch of the ck one product line of men’s and women’s underwear during the third quarter of Fiscal 2011 ; and

(iii)
a decrease in administrative expenses of $0.3 million, primarily related to decreases in foreign exchange gains ($0.8 million), and other general administrative expenses ($2.0 million), partially offset by increases in restructuring charges ($1.1 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements) and employee compensation ($1.4 million).

The $2.0 million decrease in Swimwear Group SG&A for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 includes:

(i)
an increase of $1.3 million in marketing expenses primarily related to increases in spending for the 2012 Olympic Games during the third quarter of Fiscal 2012 (no comparable spending occurred during the third quarter of Fiscal 2012); and

(ii)
a decrease in administrative expenses of $3.3 million, primarily related to a decrease in restructuring charges ($3.5 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), offset by an increase in other general administrative expenses ($0.2 million).

The $2.3 million decrease in SG&A related to corporate activities that are not allocated to the three segments for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 primarily includes decreases in employee compensation ($3.2 million), other general administrative and professional fees ($1.1 million), partially offset by increase in restructuring charges ($1.0 million) and foreign exchange losses ($1.0 million).

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

SG&A expenses decreased $27.8 million to $609.7 million (34.0% of net revenues) for the Nine Months Ended September 29, 2012 compared to $637.5 million (33.6% of net revenues) for the Nine Months Ended October 1, 2011. SG&A for the Nine Months Ended September 29, 2012 includes a decrease of $28.7 million due to the favorable effects of foreign currency fluctuations.

The $4.1 million increase in Sportswear Group SG&A for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 includes:

(i)
an increase of $5.3 million in selling and distribution expenses primarily associated with the opening and acquisition of additional retail stores in Europe, Asia, and in Mexico and Central and South America, partially offset by a decrease due to the consolidation of warehouses in Europe;

(ii)	a decrease of $6.0 million in marketing expenses, primarily due to decreased sales, upon which the amount of advertising costs are contractually determined; and

(iii)
an increase in administrative expenses of $4.8 million, primarily related to increases in restructuring charges ($9.2 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), and other general administrative expenses ($1.0 million), partially offset by a decrease in employee compensation ($4.1 million), and foreign exchange gains ($1.3 million).

The $5.2 million decrease in Intimate Apparel Group SG&A for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 includes:

(i)
a decrease of $2.8 million in selling and distribution expenses primarily associated with decreased volume in retail store sales and wholesale units distributed and the consolidation of warehouses in Europe;

(ii)
a decrease of $10.2 million in marketing expenses, primarily related to decreased spending on the Calvin Klein Men’s Bold underwear product line during Fiscal 2012 compared to the amount of spending on the global launch of the ck one product line of men’s and women’s underwear during Fiscal 2011; and

(iii)
an increase in administrative expenses of $7.8 million, primarily related to increases in restructuring charges ($4.3 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements), employee compensation ($3.9 million) and reduction of income related to the sale of Nancy Ganz trademarks during the Nine Months Ended October 1, 2011 ($2.0 million), partially offset by a decrease in other general administrative expenses ($2.0 million), and foreign exchange losses ($0.4 million).

The $3.2 million decrease in Swimwear Group SG&A for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 includes:

(i)	an increase of $1.3 million in marketing expenses related to increases in spending for the 2012 Olympic Games that did not occur during Fiscal 2011; and

(ii)
a decrease in administrative expenses of $4.5 million, primarily related to decreases in restructuring charges of $6.4 million (see Note 5 of Notes to Consolidated Condensed Financial Statements), partially offset by an increase in employee compensation ($0.2 million) and increase in other general administrative expenses ($1.7 million).

The $23.5 million decrease in SG&A related to corporate activities that are not allocated to the three segments for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 primarily includes decreases in employee compensation ($16.6 million), other general administrative and professional fees ($6.3 million), foreign exchange gains ($1.0 million), partially offset by increases in restructuring charges ($0.4 million) (see Note 5 of Notes to Consolidated Condensed Financial Statements).

Amortization of Intangible Assets

Amortization of intangible assets was $2.5 million for the Three Months Ended September 29, 2012 compared to $3.3 million for the Three Months Ended October 1, 2011 and $12.1 million for the Nine Months Ended September 29, 2012 compared to $9.5 million for the Nine Months Ended October 1, 2011   (see Note 13 of Notes to Consolidated Condensed Financial Statements – Intangible Assets and Goodwill).

Pension Income

Pension income was $0.1 million for the Three Months Ended September 29, 2012 compared to $0.3 million for the Three Months Ended October 1, 2011 and $0.2 million for the Nine Months Ended September 29, 2012 compared to $0.9 million for the Nine Months Ended October 1, 2011. See Note 8 of Notes to Consolidated Condensed Financial Statements and Liquidity and Capital Resources – Pension Plan, below.

Operating Income

The following table presents operating income (loss) by Group (segment):

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
	(in thousands of dollars)

Sportswear Group	$29,528	$34,129	$31,828	$88,686
Intimate Apparel Group	41,204	38,620	97,151	103,627
Swimwear Group	(429)	(3,352)	28,053	21,421
Corporate/other expenses	(3,601)	(4,641)	(5,311)	(26,725)
Operating income (a), (b), (c)	$66,702	$64,756	$151,721	$187,009

Operating income as a percentage of net revenue	10.9%	10.0%	8.5%	9.8%
_______________________

(a)
Includes approximately $8.0 million and $7.5 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and approximately $30.8 million and $19.0 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)
Includes a gain of $2.0 million, during the Nine Months Ended October 1, 2011, in the Intimate Apparel Group related to the sale and assignment of the Company’s Nancy Ganz® trademarks in Australia and New Zealand to the Company’s former licensee for cash consideration of $2.0 million.

(c)
Includes a gain of $1.6 million, during the Nine Months Ended October 1, 2011, related to the  recovery of an insurance claim for a fire in a warehouse in Peru, attributable partly to the Sportswear Group and partly to the Intimate Apparel Group.

The effect of fluctuations in the U.S. dollar relative to certain functional currencies where the Company conducts certain of its operations resulted in a $0.2 million decrease in operating income for the Three Months Ended September 29, 2012 compared to the Three Months Ended October 1, 2011 and a $0.7 million increase in operating income for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 (see Overview, above).

Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended September 29, 2012 (c)	% of Brand Net Revenues	Three Months Ended October 1, 2011 (c)	% of Brand Net Revenues	Nine Months Ended September 29, 2012 (c)	% of Brand Net Revenues	Nine Months Ended October 1, 2011 (c)	% of Brand Net Revenues
	(in thousands of dollars)

Calvin Klein Jeans (a)	$21,836	12.8%	$27,507	13.9%	$22,969	5.4%	$63,012	12.0%
Chaps	6,039	9.8%	4,988	9.1%	7,409	4.6%	14,731	9.5%
Sportswear wholesale	27,875	12.0%	32,495	12.8%	30,378	5.2%	77,743	11.4%
Calvin Klein Jeans retail (a)	1,653	1.6%	1,634	1.6%	1,450	0.5%	10,943	3.6%
Sportswear Group (b)	$29,528	8.8%	$34,129	9.5%	$31,828	3.5%	$88,686	9.0%
______________________________

(a)
For the Three and Nine Months Ended October 1, 2011, reflects a decrease to Calvin Klein Jeans wholesale and an increase to Calvin Klein Jeans retail of $4.2 million, respectively, from previously reported amounts due to the correction of an error related to royalty expense.

(b)
Includes restructuring charges of $5.6 million and $3.5 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $21.2 million and $7.2 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
	(in thousands of dollars)

Calvin Klein Jeans	$4,462	$4,447	$13,337	$13,219
Chaps	2,271	1,982	6,838	5,906
Sportswear wholesale	6,733	6,429	20,175	19,125
Calvin Klein Jeans retail	540	541	1,687	1,688
Sportswear Group	$7,273	$6,970	$21,862	$20,813

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Sportswear Group operating income decreased $4.6 million, or 13.5%, as reflected in the table above. Sportswear Group operating income for the Three Months Ended September 29, 2012 includes an increase of $0.2 million due to the favorable effect of fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Sportswear Group operating income decreased $56.9 million, or 64.1%, as reflected in the table above. The effect of fluctuations in foreign currency exchange rates on Sportswear Group operating income includes an increase of $0.2 million due to the favorable effect of fluctuations in foreign currency exchange rates. The decrease in Sportswear Group operating income reflects the changes in gross profit and SG&A described above.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended September 29, 2012 (b)	% of Brand Net Revenues	Three Months Ended October 1, 2011 (b)	% of Brand Net Revenues	Nine Months Ended September 29, 2012 (b)	% of Brand Net Revenues	Nine Months Ended October 1, 2011 (b)	% of Brand Net Revenues
	(in thousands of dollars)

Calvin Klein Underwear	$27,580	23.8%	$25,083	19.2%	$64,134	19.5%	$60,490	17.5%
Core Intimates	4,576	10.0%	2,710	6.4%	14,900	10.9%	17,222	12.3%
Intimate Apparel wholesale	32,156	19.9%	27,793	16.1%	79,034	17.0%	77,712	16.0%
Calvin Klein Underwear retail	9,047	12.8%	10,827	14.5%	18,117	9.0%	25,915	12.4%
Intimate Apparel Group (a)	$41,203	17.7%	$38,620	15.6%	$97,151	14.6%	$103,627	14.9%
 ___

(a)
Includes restructuring charges of $1.7 million and $0.7 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $8.0 million and $3.6 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
	(in thousands of dollars)

Calvin Klein Underwear	$3,512	$3,175	$10,139	$9,113
Core Intimates	1,801	1,535	5,322	4,576
Intimate Apparel wholesale	5,313	4,710	15,461	13,689
Calvin Klein Underwear retail	376	376	1,098	1,098
Intimate Apparel Group	$5,689	$5,086	$16,559	$14,787

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Intimate Apparel Group operating income for the Three Months Ended September 29, 2012 increased $2.6 million, or 6.7%, as reflected in the table above. Intimate Apparel Group operating income for the Three Months Ended September 29, 2012 includes an decrease of $0.4 million due to the unfavorable effect of fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Intimate Apparel Group operating income for the Nine Months Ended September 29, 2012 decreased $6.5 million, or 6.2%, as reflected in the table above. Intimate Apparel Group operating income for the Nine Months Ended September 29, 2012 includes an increase of $0.1 million due to the favorable effect of fluctuations in foreign currency exchange rates. The decrease in Intimate Apparel Group operating income reflects the changes in gross profit and SG&A described above.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended September 29, 2012 (c)	% of Brand Net Revenues	Three Months Ended October 1, 2011 (c)	% of Brand Net Revenues	Nine Months Ended September 29, 2012 (c)	% of Brand Net Revenues	Nine Months Ended October 1, 2011 (c)	% of Brand Net Revenues
	(in thousands of dollars)

Speedo	$121	0.4%	$(3,721)	(12.6)%	$30,473	16.3%	$19,412	10.9%
Calvin Klein	(999)	(36.3)%	(587)	(18.7)%	(3,683)	(17.9)%	(829)	(3.2)%
Swimwear wholesale	(878)	(2.5)%	(4,308)	(13.2)%	26,790	12.9%	18,583	9.1%
Swimwear retail (a)	449	7.3%	956	14.5%	1,263	9.3%	2,838	17.8%
Swimwear Group (b)	$(429)	(1.0)%	$(3,352)	(8.5)%	$28,053	12.7%	$21,421	9.8%

________________________________

(a)   Includes $0 and $0.8 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $0.2 million and $1.9 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively related to Calvin Klein retail swimwear.
(b)   Includes restructuring income of $0.5 million and a restructuring charge of $3.0 million for the Three Months Ended September 29, 2012 and the Three Months Ended October 1, 2011, respectively, and $0.3 million and $7.3 million for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, respectively.
(c)   Includes an allocation of shared services expenses by brand in the following table:

	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
	(in thousands of dollars)

Speedo	$2,335	$2,148	$7,102	$6,558
Calvin Klein	118	98	719	712
Swimwear wholesale	2,453	2,246	7,821	7,270
Swimwear retail	116	101	346	302
Swimwear Group	$2,569	$2,347	$8,167	$7,572

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Swimwear Group operating income for the Three Months Ended September 29, 2012 increased $2.9 million, or 87.2%, as reflected in the table above. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Swimwear Group operating income for the Nine Months Ended September 29, 2012 increased $6.6 million, or 31.0%, as reflected in the table above. The increase in Swimwear Group operating income reflects the changes in gross profit and SG&A described above.

Corporate/Other

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

For the Three Months Ended September 29, 2012, Corporate/Other loss decreased $1.0 million, or 22.4%, as reflected in the table above. The decrease is primarily due to a decline in employee compensation, other general administrative and professional fees and foreign exchange gains. In addition, corporate/other loss for the Three Months Ended September 29, 2012 includes expenses related to the transition of the sourcing /design /merchandising functions related to Calvin Klein Jeans (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

For the Nine Months Ended September 29, 2012, Corporate/Other loss decreased $21.4 million, or 80.1%, as reflected in the table above. The decrease is primarily due to a decline in employee compensation, other general administrative and professional fees and foreign exchange gains. In addition, corporate/other loss for the Nine Months Ended September 29, 2012 includes expenses related to the transition of the sourcing /design /merchandising functions related to Calvin Klein Jeans (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Other Loss

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

Other loss of $0 for the Three Months Ended September 29, 2012 reflects a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of losses on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).  Other loss of $1.4 million for the Three Months Ended October 1, 2011 reflects a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

Other loss of $12.6 million for the Nine Months Ended September 29, 2012 reflects the $11.9 million adjustment of the loan receivable related to the Company’s discontinued Lejaby business (see Note 18 of Notes to Consolidated Condensed Financial Statements), a loss on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, net of gains on foreign currency exchange contracts designed as economic hedges (see Note 11 of Notes to Consolidated Condensed Financial Statements).  Other loss of $0.5 million for the Nine Months Ended October 1, 2011 reflects losses on foreign currency exchange contracts designed as economic hedges, net of a gain on the current portion of inter-company loans denominated in currency other than that of the foreign subsidiaries’ functional currency that are not hedged with foreign exchange forward contracts, (see Note 11 of Notes to Consolidated Condensed Financial Statements).

Interest Expense

Interest expense decreased $0.4 million to $4.6 million for the Three Months Ended September 29, 2012 from $5.0 million for the Three Months Ended October 1, 2011 and increased $2.6 million to $13.7 million for the Nine Months Ended September 29, 2012 from $11.1 million for the Nine Months Ended October 1, 2011.  The changes for each comparative period primarily relate to fluctuations in the balances and interest rates on the Company’s debt facilities including (i) the 2011 Term Loan Agreement, which was entered into in June 2011; (ii) the CKJEA Notes payable; (iii) the 2008 Credit Agreements; (iv) the Italian Note, which was entered into in the third quarter of Fiscal 2010 and repaid in June 2011 (items (i) through (iv) as defined in Note 14 of Notes to Consolidated Condensed Financial Statements); (v) the Brazilian lines of credit;  and (vi) increases in interest expense arising from maturity of caplets and accretion of the deferred premium under the Interest Rate Cap Agreement (as defined below) entered into on July 1, 2011.

Interest Income

Interest income decreased $0.2 million to $0.8 million for the Three Months Ended September 29, 2012 from $1.0 million for the Three Months Ended October 1, 2011 and increased $0.2 million to $2.7 million for the Nine Months Ended September 29, 2012 from $2.5 million for the Nine Months Ended October 1, 2011, due primarily to an increase in the average of the Company’s cash balance during the respective comparative periods.

Income Taxes

Three Months Ended September 29, 2012 compared to Three Months Ended October 1, 2011

The effective tax rates for the Three Months Ended September 29, 2012 and October 1, 2011 were 34.5% and 18.1% respectively.  The higher effective tax rate for the Three Months Ended September 29, 2012 primarily reflects a shift in earnings from lower to higher taxing jurisdictions, as well as certain discrete tax benefits recorded during the Three Months Ended October 1, 2011 (in total $8.6 million) that did not recur in the Three Months Ended September 29, 2012. Those discrete tax benefits included (i) a tax benefit recorded during the Three Months Ended October 1, 2011 related to the reduction in the reserve for uncertain tax positions in certain foreign tax jurisdictions; and (ii) a tax benefit recorded during the Three Months Ended October 1, 2011 relating to a change in various domestic and foreign tax provision estimates for Fiscal 2010 following the filing of certain of the Company's tax returns during the Three Months Ended October 1, 2011.

Nine Months Ended September 29, 2012 compared to Nine Months Ended October 1, 2011

The effective tax rates for the Nine Months Ended September 29, 2012 and October 1, 2011 were 34.7% and 22.0% respectively. The higher effective tax rate for the Nine Months Ended September 29, 2012 primarily reflects (i) a shift in earnings from lower to higher taxing jurisdictions; (ii) a tax benefit of approximately $4.0 million recorded during the Nine Months Ended September 29, 2012 resulting from an audit settlement with a foreign tax authority; (iii) a tax benefit of approximately $11.0 million recorded during the Nine Months Ended October 1, 2011 due to a favorable tax ruling in a foreign jurisdiction and (iv) certain discrete tax benefits recorded during the Nine Months Ended October 1, 2011 (in total $8.6 million) that did not recur in the Nine Months Ended September 29, 2012.

Discontinued Operations

Loss from discontinued operations, net of taxes, was $0 for the Three Months Ended September 29, 2012 compared to a loss of $4.2 million for the Three Months Ended October 1, 2011 and income from discontinued operations, net of taxes, was $3.0 million for the Nine Months Ended September 29, 2012 compared to a loss of $4.7 million for the Nine Months Ended October 1, 2011. The income for the Nine Months Ended September 29, 2012 was primarily associated with the reversal of a reserve related to the Company’s discontinued Lejaby business (see Note 4 of Notes to Consolidated Condensed Financial Statements). Loss for the Nine Months Ended October 1, 2011 was primarily related to the Company’s Ocean Pacific Apparel and discontinued Lejaby businesses. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of operating cash flows is from sales of its products to customers. On a consolidated basis in constant currencies, net revenues decreased for the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011 (see Overview,  Non-GAAP Measures and Results of Operations – Net Revenues, above). The Company’s principal operating cash outflows relate to purchases of inventory and related costs, SG&A expenses and capital expenditures, primarily related to store fixtures and retail store openings.

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

Following the termination of the Bridge Licenses, the Company will no longer have the right to produce, commercialize or sell “bridge” apparel or “bridge” accessories and CKI will reacquire the right to produce, commercialize and sell “bridge” apparel and “bridge” accessories in the previously licensed territories.  However, the Company will have the right to sell any and all remaining inventory of “bridge” apparel and “bridge” accessories until August 31, 2013.  CKI will continue to license other Calvin Klein products to the Company, including Calvin Klein Jeans apparel and Calvin Klein Jeans accessories. A non-cash impairment charge of $1.6 million that was recorded as a restructuring expense during the Nine Months Ended September 29, 2012 (see Note 5 of Notes to Consolidated Condensed Financial Statements)  was the result of the Company’s agreement to transition its “bridge” business back to CKI and to close existing “bridge” apparel and “bridge” accessories retail stores or convert such stores to Calvin Klein Underwear, Calvin Klein Jeans apparel or Calvin Klein Jeans accessories stores no later than January 31, 2013.

Although combined net revenues of the “bridge” business were $100 million during Fiscal 2011, the business incurred net operating losses during Fiscal 2011. During the Nine Months Ended September 29, 2012, combined net revenues and operating loss of the “bridge” business was $84.5 million and $1.4 million, respectively. Therefore, the Company believes that the future discontinuance of its “bridge” business will not have a material effect on its future results of operations or cash flows.

In addition, as of June 30, 2012, the Company ceased the existing operations of its calvinkleinjeans.com (“CKJ.com”) e-commerce site in the U.S. Net revenues for the CKJ.com e-commerce site were $0.1 million and $0.4 million for the Nine Months Ended September 29, 2012 and Fiscal 2011, respectively. For those same periods, operating loss for the CKJ.com e-commerce site was $5.9 million (including $5.5 million of expenses related to cessation of the existing operations of its CKJ.com e-commerce site) and $0.8 million, respectively. Therefore, the Company believes that the cessation of the existing operations of its CKJ.com e-commerce site will not have a material effect on its future results of operations or cash flows. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information.  The Company is evaluating its strategy for future e-commerce sales of its Calvin Klein Jeans products in the U.S.

During the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, operating cash inflows increased primarily due to an increase related to changes in working capital (see Accounts Receivable and Inventories and Cash Flows, below), coupled with a decrease in SG&A expenses (see Selling, General and Administrative Expenses, above). The decrease in SG&A expenses primarily reflects declines in marketing and distribution expenses and corporate expenses not allocated to the Company’s business segments, partially offset by an increase in selling costs. Those increases in operating cash inflows were supplemented by a decrease in cash outflows, which resulted from stabilization or decrease in costs for raw material, labor and freight in the Company’s businesses during the Three Months Ended September 29, 2012. These cost decreases positively affected the operating margins of those businesses. The Company expects that product costs will continue to stabilize or decline during the remainder of Fiscal 2012 and in the year ending December 28, 2013. During the first half of Fiscal 2012, the Company was able to partially mitigate cost increases in Asia and in Mexico and Central and South America by selectively increasing the selling prices of its goods and by implementing other sourcing initiatives.

As of Nine Months Ended September 29, 2012, the Company had $311.0 million in cash and cash equivalents, of which $247.0 million was held by foreign subsidiaries. The Company currently intends that most of the cash and cash equivalents held by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and inter-company) of its foreign subsidiaries in the normal course of business. Management believes that cash generated from the Company’s domestic businesses and credit available under its domestic financing facilities are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States.

As of September 29, 2012, the Company has paid U.S. taxes on approximately $25 million of its foreign income and is planning to repatriate substantially all of such previously taxed income. Therefore, the repatriation would not result in an incremental tax liability.  To the extent that additional foreign income is repatriated in the future, the repatriation of such amounts could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the Company to fund its operations by the amount of taxes paid.

The Company believes that, as of September 29, 2012, cash on hand, cash expected to be generated from future operating activities and cash available under the 2011 Term Loan Agreement, 2008 Credit Agreements, the CKJEA Notes and other short-term debt (see Note 14 of Notes to Consolidated Condensed Financial Statements and below) will be sufficient to fund its operations, including contractual obligations (see Note 19 of Notes to Consolidated Condensed Financial Statements, above) and capital expenditures (see below) for the next 12 months.

As of September 29, 2012, the Company had working capital (current assets less current liabilities) of $758.4 million. Included in working capital as of September 29, 2012 were (among other items) cash and cash equivalents of $311.0 million and short-term debt of $49.4 million, including $2.0 million under the 2011 Term Loan Agreement, $44.7 million under the CKJEA Notes and Brazilian Lines of Credit and $2.7 million of other short-term debt.

Short-Term Borrowings

The Company considers all of its short-term borrowings to be highly important to fund seasonal working capital needs and discretionary transactions. See Note 14 of Notes to Consolidated Condensed Financial Statements for additional information regarding the Company’s short-term borrowings. As of September 29, 2012 and for the Nine Months Ended September 29, 2012, the Company’s short-term borrowings were as follows:

		September 29, 2012		Nine Months Ended September 29, 2012
				Average Amount		Maximum Amount
Instrument	Currency	Amount Outstanding (U.S. Dollar Equivalent) (a)	Weighted Average Interest Rate	Outstanding (U.S. Dollar Equivalent) (a)	Weighted Average Interest Rate	Outstanding (U.S. Dollar Equivalent) (a)
(in thousands of dollars)

2008 Credit Agreement	U.S. dollars	$—	—	$1,797	2.10%	$16,171
CKJEA Notes	Euro	40,511	3.87%	38,925	3.59%	46,337
Lines of credit	Brazilian real	4,184	10.00%	9,896	11.32%	16,150

(a)
Ending exchange rates as of September 29, 2012 were: 1.2859 U.S. dollars/Euro, and 0.4935 U.S. dollars/Brazilian real;  average exchange rates for the Nine Months Ended September 29, 2012 were: 1.2909 U.S. dollars/Euro and 0.5266 U.S. dollars/Brazilian real.

2008 Credit Agreements

The revolving credit facilities under the 2008 Credit Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements) reflect funding commitments by a syndicate of banks. The ability of any one or more of those banks to meet its commitment to provide the Company with funding up to the maximum of available credit is dependent on the fair value of the bank’s assets and its legal lending ratio relative to those assets (amount the bank is allowed to lend). The Company believes that, during the Nine Months Ended September 29, 2012, those banks had the ability to make loans up to their respective funding commitments under the 2008 Credit Agreement and that they will continue to be able to make such loans in the future. However, the Company continues to monitor the creditworthiness of the syndicated banks. As of September 29, 2012, the Company was in compliance with all financial covenants contained in the 2008 Credit Agreement.

During the Nine Months Ended September 29, 2012, the Company was able to borrow funds, from time to time, under the 2008 Credit Agreement for seasonal and other cash flow requirements, including funding of the Company’s pension plan and payment of employee incentive-based compensation. As of September 29, 2012, the Company expects that it will continue to be able to obtain needed funds under the 2008 Credit Agreement when requested. However, in the event that such funds are not available, the Company may have to delay certain capital expenditures or plans to expand its business, scale back operations and/or raise capital through the sale of its equity or debt securities. There can be no assurance that the Company would be able to sell its equity or debt securities on terms that are satisfactory.

As of September 29, 2012, under the 2008 Credit Agreement, the Company had no loans and $37.1 million in letters of credit outstanding, leaving approximately $161.4 million of availability, and, under the 2008 Canadian Credit Agreement, no loans and $3.5 million of letters of credit, leaving approximately $19.1 million of availability. During the Nine Months Ended September 29, 2012, the maximum outstanding loan balance under the 2008 Credit Agreement was $16.2 million, at which time the funds were needed for funding of the Company’s pension plan and payment of employee incentive-based compensation. The difference between the average balance and the ending balance was due primarily to timing of monthly borrowings and repayments and the Company’s use of cash on hand rather than borrowings under the 2008 Credit Agreement to fund operations throughout most of the Nine Months Ended September 29, 2012. Cash interest paid on the 2008 Credit Agreements was $0.9 million during the Nine Months Ended September 29, 2012.

CKJEA Notes

The CKJEA Notes consist of short-term revolving notes placed with a number of banks at various interest rates (primarily Euro LIBOR plus 3.5%) issued by one of the Company’s European subsidiaries. The outstanding balance under the CKJEA Notes was $40.5 million, $36.6 million and $39.0 million as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. During the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011, the Company was able to borrow funds under the CKJEA Notes, as needed, to fund operations. The Company will continue to renew the CKJEA Notes for additional terms of no more than 120 days and expects that it will continue to be able to borrow funds under the CKJEA Notes in the future. The Company monitors its positions with, and the credit quality of, the counter-party financial institutions that hold the CKJEA Notes and does not currently anticipate non-performance by those counter-parties. Management believes that the Company would not suffer a material loss in the event of non-performance by those counter-parties. The Company uses the CKJEA Notes to meet working capital needs, primarily inventory purchases, which increase or decrease from month to month during the year. During the Nine Months Ended September 29, 2012, the maximum outstanding balance under the CKJEA Notes of $46.3 million reflected the increased working capital requirements during that month. Similarly, the difference between the ending balance of $40.5 million as of September 29, 2012 and the average outstanding balance of $38.9 million during the Nine Months Ended September 29, 2012 was due to changes in working capital requirements. Cash interest paid on the CKJEA Notes was $2.5 million during the Nine Months Ended September 29, 2012.

Lines of Credit

The Company’s Brazilian subsidiary, WBR, has established lines of credit with several banks in order to fund operations as needed. The lines of credit, when drawn, are offset by approximately equal amounts of WBR’s trade accounts receivable. In addition, during the Nine Months Ended September 29, 2012, WBR entered into short-term loans with several banks. As of September 29, 2012, December 31, 2011 and October 1, 2011, the total outstanding balances of the lines of credit were approximately $3.1 million, $6.4 million and $4.3 million, respectively, and, as of September 29, 2012, the outstanding loan balance was approximately $1.1 million. During the Nine Months Ended September 29, 2012, WBR was able to borrow funds under the lines of credit and loans, as needed, to fund operations. During the Nine Months Ended September 29, 2012, the maximum outstanding balance under the Brazilian lines of credit and loans was $16.1 million, when the funds were needed to make the third contingent payment to the sellers of WBR (see Note 3 of Notes to Consolidated Condensed Financial Statements – Acquisitions – Acquisition of Remaining Non-Controlling Interest in Brazil). The reason for the difference between the ending balance of $4.2 million as of September 29, 2012 and the average outstanding balance of $9.9 million during the Nine Months Ended September 29, 2012 was due to monthly variances in operational cash requirements, particularly the cash required in March 2012 to make the third contingent payment. Cash interest paid on the Brazilian lines of credit was $1.3 million during the Nine Months Ended September 29, 2012.

During September 2011, one of the Company's Asian subsidiaries entered into a short-term $25 million revolving credit facility with one lender (the "Asian Credit Facility") to be used for working capital and general corporate purposes.  There were no borrowings during the Nine Months Ended September 29, 2012 under the Asian Credit Facility.

Long-Term Borrowing

2011 Term Loan Agreement

The 2011 Term Loan Agreement (see Note 14 of Notes to Consolidated Condensed Financial Statements) provides for a $200 million senior secured term loan facility, maturing on June 17, 2018 (the “2011 Term Loan”). In addition, during the term of the 2011 Term Loan Agreement, the Borrowers (as defined therein) may request additional credit commitments for incremental term loan facilities in an aggregate amount not to exceed $100 million plus the aggregate principal amount of the term loans that the Borrowers have voluntarily prepaid prior to the date of such request. The Borrowers may request a greater amount to the extent that Warnaco Group meets certain financial tests set forth in the 2011 Term Loan Agreement. As of September 29, 2012, the principal amount of the 2011 Term Loan was $197.5 million.

On the last day of each of the Company’s fiscal quarters, beginning on October 1, 2011, $500,000 of the outstanding principal amount of the 2011 Term Loan must be repaid. Such amount will be reduced if a portion of the principal amount is prepaid. The remaining principal amount is due on June 17, 2018.

The 2011 Term Loan Agreement provides interest rate options, at the Borrowers’ election. As of September 29, 2012, the annual interest rate on the entire outstanding balance of the 2011 Term Loan was 3.75%, based on three-month LIBOR (with a floor of 1.00%) plus a margin of 2.75%. During the Nine Months Ended September 29, 2012, the Company paid cash interest of approximately $5.7 million on the 2011 Term Loan. In order to match the interest rate on the hedged portion of the 2011 Term Loan with that on the Interest Rate Cap Agreement (see below), the Company intends to use successive interest periods of three months and adjusted three-month LIBOR rates (with a LIBOR floor of 1.00%) plus 2.75% on a per annum basis through the maturity date of the Interest Rate Cap Agreement.

Interest Rate Cap Agreement

On July 1, 2011, the Company entered into a deferred premium interest rate cap agreement with HSBC Bank USA (the “Counter-party”), effective July 29, 2011, with a notional amount $120 million (see Note 14 of Notes to Consolidated Condensed Financial Statements), which matures on April 30, 2018 (the “Interest Rate Cap Agreement”). The total amount of deferred premium payments that the Company is obligated to make over the term of the Interest Rate Cap Agreement is approximately $16.0 million, based on an annual rate of 1.9475% on the notional amount of the Interest Rate Cap Agreement. During the Nine Months Ended September 29, 2012, the Company made deferred premium cash payments totaling $1.8 million to the Counter-party.

Corporate Credit Ratings

The Company’s corporate or family credit ratings and outlooks as of September 29, 2012 are summarized below:

Rating Agency	Corporate/Family Rating (a)	Outlook
Standard & Poor's	BBB-	stable
Moody's	Ba1	stable

(a)
Ratings on individual debt instruments can be different from the Company’s corporate or family credit ratings depending on the priority position of creditors holding such debt, collateral related to such debt and other factors. Standard & Poor’s has assigned a rating of BBB- and Moody’s has assigned a rating of Ba1 to the 2011 Term Loan.

On November 1, 2012, Standard & Poor’s and Moody's placed the Company's credit ratings on review for downgrade, subject to completion of the Company's merger with PVH, in order to bring the Company's credit rating in line with that of PVH. The review for downgrade reflects the rating agencies' estimation that the merger will add a meaningful amount of debt and, thus weaken the financial risk profile, while improving the business risk profile of the combined company since the merger will create a global apparel company with Calvin Klein brands reunited under one company.
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

Capital Expenditures

During the Nine Months Ended September 29, 2012, the Company leased approximately 95,000 square feet of additional retail store space worldwide from newly opened stores, which resulted in capital expenditures of approximately $19 million. In addition, the Company incurred costs of approximately $25 million for capital expenditures not related to new stores. For the remainder of Fiscal 2012, the Company expects to lease an additional 41,000 square feet of new retail space, not including acquisition of retail stores, for which it expects to incur additional costs for capital expenditures of approximately $8 million. The Company expects to spend an additional $2 million on capital expenditures not related to new retail stores for the remainder of Fiscal 2012.

Restructuring and Other Exit Activities

During the Nine Months Ended September 29, 2012, the Company incurred restructuring and other exit costs of $30.8 million, primarily related to the exit of its existing CKJ.com e-commerce site in the U.S., impairment of certain “bridge” retail stores in Europe and Central and South America in connection with the transition of its CK/Calvin Klein “bridge” business back to CKI, the consolidation and restructuring of certain international operations (primarily in Europe), employee termination charges related primarily to reorganization of management structure, and severance,  lease contract termination and related costs related to retail store, office and warehouse closures. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional information on restructuring and other exit activities. During the Nine Months Ended September 29, 2012, the Company made cash payments related to restructuring and other exit activities of $17.4 million. The Company expects to incur additional costs of approximately $9.0 million to $13.0 million on a pre-tax basis during the remainder of Fiscal 2012, primarily related to the consolidation of certain international operations, primarily in Europe, and the disposition of its CK/Calvin Klein “bridge” businesses.

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

 Derivative Financial Instruments

During the Nine Months Ended September 29, 2012, some of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar made purchases of inventory, paid minimum royalty and advertising costs and /or had inter-company payables, receivables or loans denominated in U.S. dollars or British pounds. In order to minimize the effects of fluctuations in foreign currency exchange rates of those transactions, the Company uses derivative financial instruments, primarily foreign currency exchange forward contracts. In addition, during July 2011, the Company entered into the Interest Rate Cap Agreement to offset fluctuations in LIBOR related to $120.0 million of its 2011 Term Loan (see Notes 11 and 14 of Notes to Consolidated Condensed Financial Statements).

The Company carries its derivative financial instruments at fair value on the Consolidated Condensed Balance Sheets. The Company utilizes the market approach to measure fair value of financial assets and liabilities related to foreign currency exchange forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company uses the income approach to measure the fair value of the Interest Rate Cap Agreement. As of September 29, 2012, the Company’s foreign currency hedging programs included $65.1 million of future inventory purchases, $22.9 million of future minimum royalty and advertising payments and $63.0 million of inter-company payables and loans denominated in non-functional currencies, primarily the U.S. dollar (see Notes 10 and 11 of Notes to Consolidated Condensed Financial Statements for further information on fair value measurement of the Company’s derivative financial instruments).

Pension and Post-Retirement Plans

The Pension Protection Act of 2006 (the “PPA”) revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to, and benefits paid from, tax-qualified plans. The PPA may ultimately require the Company to make additional contributions to its Pension Plan. During the Nine Months Ended September 29, 2012, the Company contributed $18.9 million to the Pension Plan. The Company’s contributions to the Pension Plan are expected to be $20.3 million in total for Fiscal 2012 (see Note 8 of Notes to Consolidated Condensed Financial Statements).

In July 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") became effective in the U.S. MAP-21 provides funding relief for pension plans for Fiscal 2012 and future years. As a result of MAP-21, the Company estimates that contributions for the following four years are expected to be in the range of $3.4 million to $6.3 million, which represents an aggregate cash savings of approximately $17.2 million from the minimum contributions that would have been required without MAP-21. Under MAP-21, the funding relief will expire in the future and the Company will be required to increase its pension plan funding contributions at that time in order to meet the minimum required funding status. The timing of such expiration and the amounts of funding that will be required at that time cannot currently be determined. Actual future year contributions could exceed or fall short of the Company’s current projections, and may be influenced by future changes in government requirements. Additionally, the Company’s projections concerning timing of the PPA and MAP-21 funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and the Company’s future decisions regarding certain elective provisions of the PPA.

The fair value of the Pension Plan’s assets, net of current period expenses, increased to approximately $141.9 million as of September 29, 2012 compared to $121.4 million as of December 31, 2011. That increase reflects an actual annualized rate of return on the Pension Plan’s assets, net of current period expenses, of 11.0% for the Nine Months Ended September 29, 2012. That rate of return was in excess of the assumed rate of return of 7% (gain) per year on Pension Plan assets which the Company has been using to estimate pension income on an interim basis, based upon historical results. Assuming that the fair value of the investment portfolio increases at the assumed rate of 7% per annum for the remainder of Fiscal 2012 and that the discount rate does not change in the fourth quarter of Fiscal 2012, the Company expects to recognize pension income of between $3.0 million and $4.0  million for Fiscal 2012. The Company’s pension income is also affected by the discount rate used to calculate Pension Plan liabilities, by Pension Plan amendments and by Pension Plan benefit experience compared to assumed experience and other factors.  These factors could increase or decrease the amount of pension income or expense ultimately recorded by the Company for Fiscal 2012. Based upon results for Fiscal 2011, and assuming no other changes, a 0.1% increase (decrease) in the discount rate would decrease (increase) pension expense by approximately $1.76 million. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional information on the Company’s pension and post-retirement plans.

Accounts Receivable and Inventories

Accounts receivable increased $0.7 million to $323.7 million as of September 29, 2012 from $323.0 million as of December 31, 2011 and decreased $17.7 million to $323.7 million as of September 29, 2012 from $341.4 million as of October 1, 2011. The balance of accounts receivable as of September 29, 2012 compared to the balances as of December 31, 2011 and October 1, 2011 includes an increase of $0.2 million and a decrease of $2.0 million, respectively, due to the effect of fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, accounts receivable as of September 29, 2012 increased $0.5 million compared to December 31, 2011 and decreased $15.7 million compared to October 1, 2011. Those changes in accounts receivable on a constant currency basis between September 29, 2012 and each of December 31, 2011 and October 1, 2011 were related to the amount of net revenues recorded during the last two months before each of those respective dates.

Inventories increased $38.0 million to $388.8 million as of September 29, 2012 from $350.8 million as of December 31, 2011 and decreased $3.3 million to $388.8 million as of September 29, 2012 from $392.1 million as of October 1, 2011. The balance of inventories as of September 29, 2012 compared to the balances as of December 31, 2011 and October 1, 2011 includes increases of $2.7 million and $0.2 million, respectively, due to the effect of fluctuations in exchange rates in the U.S. dollar relative to foreign currencies in connection with transactions in countries where the Company conducts certain of its operations (principally the Euro, Korean won, Canadian dollar, Brazilian real, Chinese yuan, Indian rupee, British pound and Mexican peso). Thus, on a constant currency basis, inventories as of September 29, 2012 increased $35.3 million compared to December 31, 2011 and decreased $3.5 million compared to October 1, 2011. The inventory decrease from October 1, 2011 to September 29, 2012 primarily reflects disciplined inventory management, which more than offset the increases in inventory related to expansion of the Company’s retail business and the effect of fluctuations in foreign currency exchange rates. The Company remains comfortable with the quality of its inventory and expects inventory to decline through the remainder of Fiscal 2012.

During the second quarter of Fiscal 2012, pursuant to an agreement with CKI, the Company adjusted the timing of its obligation to CKI regarding royalty expense for Calvin Klein Jeans apparel in Europe. During the Three Months Ended September 29, 2012, in order to conform the accounting related to Calvin Klein Underwear products in Europe with that for Calvin Klein Jeans apparel in Europe, the Company made an adjustment to reduce royalty expense for Calvin Klein Underwear products in Europe by $1.1 million and capitalized that amount to Inventory. When inventory is sold to the end customer, royalty expense will be recognized.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Nine Months Ended September 29, 2012 and the Nine Months Ended October 1, 2011.

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(in thousands of dollars)

Net cash provided by (used in) operating activities:
Continuing operations	$101,943	$76,683
Discontinued operations	—	(16,501)
Net cash (used in) investing activities:
Continuing operations	(41,640)	(61,619)
Discontinued operations	—	—
Net cash provided by (used in) financing activities:
Continuing operations	14,796	(9,357)
Discontinued operations	—	—
Translation adjustments	3,381	(1,107)
Increase (Decrease) in cash and cash equivalents	$78,480	$(11,901)

For the Nine Months Ended September 29, 2012, cash provided by operating activities from continuing operations was $101.9 million compared to cash provided by operating activities of $$76.7 million for the Nine Months Ended October 1, 2011. The $25.3 million increase in cash provided by operating activities was due to a decrease in net income, net of non-cash charges, more than offset by a decrease in outflows related to changes in working capital.

Working capital changes for the Nine Months Ended September 29, 2012 included cash outflows of $45.8 million related to inventories (primarily to support the Company's growth expectations for the remainder of Fiscal 2012), $5.7 million related to accrued income taxes, $4.0 million related to accounts receivable (due to timing of payments) and $0.9 million related to prepaid expenses and other assets, partially offset by cash inflows of $5.0 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory).

Working capital changes for the Nine Months Ended October 1, 2011 included cash outflows of  $32.4 million related to accounts receivable (due to increased sales in September 2011 compared to December 2010 and the timing of payments), $101.4 million related to inventory (primarily to support the Company's growth expectations for the remainder of Fiscal 2011 and the beginning of the year ending December 29, 2012), $13.1 million related to prepaid expenses and other assets (primarily related to assets associated with the Company's hedging activities, prepaid royalty, prepaid rent and prepaid taxes, other than income taxes), and $12.1 related to accrued income taxes, partially offset by cash inflows of $14.8 million related to accounts payable, accrued expenses and other liabilities (due to the timing of payments for purchases of inventory).

For the Nine Months Ended September 29, 2012 compared to the Nine Months Ended October 1, 2011, cash used in operating activities from discontinued operations decreased $16.5 million primarily related to settlement of the OP litigation during the Nine Months Ended October 1, 2011 (see Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for Fiscal 2011) with no comparable amounts for the Nine Months Ended September 29, 2012.

For the Nine Months Ended September 29, 2012, net cash used in investing activities from continuing operations was $41.6 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores. For the Nine Months Ended October 1, 2011, net cash used in investing activities from continuing operations was $61.6 million, mainly attributable to purchases of property, plant and equipment associated with the Company’s retail stores and acquisition of the business of the Company's distributor of Calvin Klein products in India.

Net cash provided by financing activities for the Nine Months Ended September 29, 2012 was $14.8 million, which primarily reflects  cash inflows of $4.3 million related to short-term notes payable, $17.0 million from the exercise of employee stock options and $21.5 million of tax benefit related to exercise of equity awards, partially offset by cash used of $14.6 million related to the repurchase of treasury stock (in connection with the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), $10.1 million related to a contingent payment made during the Nine Months Ended September 29, 2012 in connection with the acquisition of the equity interest in WBR (such acquisition occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction), a $1.5 million repayment of a portion of the 2011 Term Loan and payments totaling $1.8 million related to the Interest Rate Cap Agreement.

Net cash used in financing activities for the Nine Months Ended October 1, 2011 was $9.4 million, which primarily reflects cash used of $211.2 million related to the repurchase of treasury stock (in connection with the 2010 Share Repurchase Program, the 2011 Share Repurchase Program and the surrender of shares for the payment of minimum income tax due upon vesting of certain restricted stock awarded by the Company to its employees), repayment of the Italian Note ($13.4 million), $11.5 million related to a contingent payment made during the first quarter of Fiscal 2011 in connection with the acquisition of the equity interest in WBR, which occurred in the fourth quarter of Fiscal 2009 and was accounted for as an equity transaction and $5.3 million in payment of deferred financing costs primarily related to the 2011 Term Loan, partially offset by net cash provided of $200.0 million related to borrowings under the 2011 Term Loan, $24.3 million received from short term borrowings and $8.2 million from the exercise of employee stock options. During the Nine Months Ended September 29, 2012, the Company recorded a tax benefit in excess of compensation expense related to the exercise of stock options and the vesting of restricted stock. During the Nine Months Ended October 1, 2011, the Company had unrealized tax benefits related to share-based compensation, which were offset by the Company's net operating loss carryforwards. Therefore, the Company did not record any amount of those tax benefits in the cash flow statement.
.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 29, 2012 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011, with the exception of changes related to operating leases and other contractual obligations which occurred during the Nine Months Ended September 29, 2012  (see Note 19 of Notes to Consolidated Condensed Financial Statements).

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

The following factors, among others, including those described in this Quarterly Report on Form 10-Q under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it:  the Company’s ability to execute its repositioning and sale initiatives (including achieving enhanced productivity and profitability) previously announced;  deterioration in global or regional or other macroeconomic conditions that affect the apparel industry, including turmoil in the financial and credit markets;  the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; the Company’s failure to use the most recent and effective advertising media to reach customers; further declines in prices in the apparel industry and other pricing pressures; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials or costs to produce or transport products; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; possible additional tax liabilities; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the risk of product safety issues, defects or other production problems associated with the Company’s products; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties including, in particular, its license agreement with CKI, the licensor of the Company’s  Calvin Klein brand name; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the potential that the Company may be required to make substantial payments as a result of audits conducted by its licensors; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan; the sufficiency of cash to fund operations, including capital expenditures; the Company recognizing impairment charges for its long-lived assets; uncertainty over the outcome of litigation matters and other proceedings; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; the Company’s reliance on information technology; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its financial targets and strategic objectives, as a result of one or more of the factors described above, changes in the assumptions underlying the targets or goals, or otherwise; the inability to successfully implement restructuring and disposition activities; the Company’s inability to successfully transition its sourcing, design and merchandising functions related to Calvin Klein Jeans from Italy to New York; the failure of acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth. In addition, risks and uncertainties related to the previously announced transaction with PVH Corp. include, among others: the risk that the conditions to the closing of the merger are not satisfied (including a failure of the Company's stockholders to approve the merger and the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated); potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; uncertainties as to the timing of the merger; competitive responses to the merger; unexpected costs, charges or expenses resulting from the merger; litigation relating to the merger; and the inability to retain key personnel.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes. During the Nine Months Ended September 29, 2012, there were no material changes in the qualitative or quantitative aspects of these risks from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2011.

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

(b) Changes in Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Three Months Ended September 29, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Note 18 of Notes to Consolidated Condensed Financial Statements - Legal Matters.

Item 1A.  Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for Fiscal 2011, filed with the SEC on February 29, 2012 for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject.  During the Nine Months Ended September 29, 2012, the Company identified the following additional risk factors:

 The proposed acquisition of the Company by PVH pursuant to the Merger Agreement is subject to a number of conditions that must be satisfied prior to the closing of the merger and may not occur, even with stockholder approval.

The completion of the pending merger with PVH is subject to a number of closing conditions under the Merger Agreement, including, among others:

•	adoption of the merger agreement by an affirmative majority vote of our outstanding shares of common stock;

•
the receipt of certain governmental clearances or approvals, including the expiration or termination of the applicable waiting period, or under the Hart−Scott−Rodino Antitrust Improvements Act of 1976, as amended, receipt of a decision from the European Commission declaring the Merger compatible with the common market, and approvals from antitrust regulators in Canada, Mexico and Turkey;

•	the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission covering the shares of PVH common stock to be issued in the merger; and

•	the absence of law or order by any governmental entity that prevents, makes illegal or prohibits the Merger.

The obligations of each party to close are also subject to there not having occurred any Material Adverse Effect (as defined in the Merger Agreement) on the other party. As a result of the above mentioned conditions and the other conditions set forth in the Merger Agreement, we cannot provide assurance that the merger will be completed, even if stockholder approval of the merger is obtained. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

The pendency of the merger, and potential failure to complete the merger, could materially and adversely affect our operations and financial results.

Our pending merger with PVH has the potential to adversely impact our operations and financial results. Uncertainty in the future of our business between the execution of the Merger Agreement and the closing of the transaction may affect our ability to retain and motivate existing employees, and may adversely impact our ability to recruit new employees. Efforts to complete the merger may also divert attention from the daily activities of our existing employees, adversely impacting our operations and results thereof. Additionally, the uncertainty in the future of our business may adversely impact our business relationships with customers and vendors of the Company. Certain costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed, and in certain circumstances, we could be required to pay a termination fee of $100 million if the merger does not occur. Failure to complete the merger could result in a decrease in the market price of our shares of common stock to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed, which could result in damage to our reputation and business relationships. In addition, the Company may face litigation challenging the merger. Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

Under the terms of the Merger Agreement, we are subject to certain restrictions on our business activities.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us from taking certain specified actions until the merger is completed or the merger agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

Because the market price of shares of PVH common stock will fluctuate and the stock portion of the merger consideration will not be adjusted to reflect such fluctuations, Company stockholders cannot be sure of the value of the stock portion of the merger consideration they will receive in the merger.

At the effective time of the merger, each outstanding share of the Company's common stock, other than dissenting shares or shares held by PVH, the Company or their respective subsidiaries, will be converted into the right to receive $51.75 in cash and .1822 of a share of PVH common stock (equivalent to $20.04 based upon a closing price of PVH stock of $109.99 on October 31, 2012). The number of shares of PVH common stock included in the merger consideration will not change to reflect changes in the market price of PVH common stock. The market price of PVH common stock at the time of completion of the merger may vary significantly from the market prices of PVH common stock on the date the Merger Agreement was executed or at other later dates, including the date on which Company stockholders vote on the adoption of the Merger Agreement. Stock price changes may result from market reaction to the announcement of the merger and market assessment of the likelihood that the merger will be completed, changes in the business, operations or prospects of PVH or the Company prior to or following the merger, regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of PVH and the Company.

The transition of our sourcing, design and merchandising functions to New York may not be successful.

The Company is in the process of implementing a plan to transition its sourcing, design and merchandising functions related to Calvin Klein Jeans from Italy to New York in order to improve the appearance and quality of those products. The transition requires the Company to hire employees with the expertise to source, design and merchandise product with the style and quality of the Calvin Klein brand. Most of those new employees must be hired within a relatively short time period in order to allow sufficient time for completion of product for the Spring/Summer 2014 season. We may not be able to identify sufficient new employees with the necessary skills and experience within the required time frame. The failure to implement the transition of the sourcing, design and merchandising functions to New York as planned could negatively affect our profitability in the future.

We may incur substantial costs as a result of audits conducted by our licensors.
The terms of our agreements with the licensors of our products, including the license agreements with Speedo International Limited (the licensor of the Speedo trademark), Calvin Klein Inc. (the licensor of the Calvin Klein, Calvin Klein Jeans and CK/Calvin Klein trademarks) and Polo Ralph Lauren, Inc. (the licensor of the Chaps trademark) subject us to audits related to royalty and other contractual payments that we are required to make under those agreements. As a result of their audit findings, occasionally, our licensors may indicate that the terms or contractual payments that we have made may have been misinterpreted by us or are incorrect, respectively, and that we owe them significant additional payments. We may dispute those audit findings and enter into negotiations with the licensors during which we will vigorously defend the accuracy of our payment under the terms of our licenses and our interpretation of various contractual terms. However, although we calculate the amounts of such payments to the best of our understanding of the terms of each license agreement, we may decide to resolve such disputes through a settlement with the licensors. Such settlements may result in significant payments to the licensors, the amounts and timing of which cannot be foreseen.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2011, the Company’s Board of Directors authorized a multi-year share repurchase program (the “2011 Share Repurchase Program”) for up to $200 million of the Company’s outstanding common stock. During the Three Months Ended September 29, 2012, the Company did not repurchase any shares of its common stock under the 2011 Share Repurchase Program. During the first half of Fiscal 2012, the Company repurchased 200,000 shares of its common stock under the 2011 Share Repurchase Program for a total of $8.8  million (based on an average of $44.13 per share). All repurchases of shares under the 2011 Share Repurchase Program will be made consistent with the terms of the Company’s applicable debt instruments.

During the Three Months Ended September 29, 2012, 3,176 shares were repurchased in connection with the vesting of certain restricted stock awarded by the Company to its employees.  At the election of an employee, a number of shares having an aggregate value on the vesting date equal to the employee's withholding tax obligation may be surrendered to the Company in satisfaction thereof. The repurchase of these shares is not a part of the 2011 Share Repurchase Program.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended September 29, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Repurchased Under the Announced Programs

July 1,2012 - July 28, 2012	—	$—	—	$179,847,389

July 29, 2012 - August 25, 2012	—	$—	—	$179,847,389

August 26, 2012 - September 29, 2012	3,176	$49.66	—	$179,847,389

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
2.1
Agreement and Plan of Merger, dated as of October 29, 2012, among The Warnaco Group, Inc., PVH Corp. and Wand Acquisition Corp.(incorporated by reference to Exhibit 2.1 to the Form 8-K filed by The Warnaco Group, Inc. on November 2, 2012).* **

3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003). *
3.2	Third Amended and Restated Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by The Warnaco Group, Inc. on July 13, 2010). *
10.1	First Amendment, dated as of October 29, 2012, to the Employment Agreement between The Warnaco Group, Inc. and Karyn Hillman, dated March 15, 2012.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †
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

                                                THE WARNACO GROUP, INC.

Date: November 5, 2012	/s/ Helen McCluskey
Helen McCluskey
President and Chief Executive Officer

Date: November 5, 2012	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski
Executive Vice President and
Chief Financial Officer